Form 10-K405
period 1996-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1996-06-27
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                      ___________________________________

                                   FORM 10-K
(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________

                         Commission File No. 0-15360

                       BIOJECT MEDICAL TECHNOLOGIES INC.
          (Exact name of registrant as specified in its charter)

           Oregon                                       93-1099680
(State of other jurisdiction of                (I.R.S. identification no.)
 employer incorporation or organization)

       7620 SW Bridgeport Road
           Portland, Oregon                                 97224
(Address of principal executive offices)                 (Zip code)

                             (503) 639-7221
           (Registrant's telephone number, including areas code)

      Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
           None                                       None

        Securities registered pursuant to Section 12(g) of the Act:

                               Title of Class
                         Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of voting stock held by non-affiliates of the registrant, as of May 31, 1996: $18,338,321

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 31, 1996: Common Stock, no par value, 15,585,232 shares.
                      Documents Incorporated by Reference:

Portions of the registrant's definitive Proxy Statement for the 1996 Annual Shareholders' Meeting are incorporated by reference into Part III

                             Table of Contents

                                  PART I



Item 1.       Business

Item 2.       Properties

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

                                   PART II

Item 5.       Market for the Registrant's Common Equity and Related
               Stockholder Matters

Item 6.       Selected Consolidated Financial Data

Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 8.       Consolidated Financial Statements and Supplementary Data

Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial Owners and
               Management

Item 13.      Certain Relationships and Related Transactions

                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K

                                   PART I

ITEM 1.     BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include, among others, those described under "Business -- Risk Factors."

GENERAL

     Bioject Medical Technologies Inc. ("Bioject" or the "Company") develops, manufactures and markets a jet injection system for needle-free drug delivery. Using this technology for injections virtually eliminates the associated risk of contaminated needlestick injuries and resulting blood-borne pathogen transmission, a major concern throughout the healthcare industry. The Company manufactures and markets a professional jet injection system, the Biojector (registered trademark) 2000, which allows healthcare professionals to inject medications through the skin, both intramuscularly in the deltoid muscle and subcutaneously, without a needle. The Biojector 2000 system consists of two components: a hand-held, reusable jet-injector (the "Biojector 2000"); and a sterile, single-use disposable syringe ("Biojector syringe"). The system is capable of delivering variable dose needle-free injections up to 1 ml. Additionally, the Company is developing a self-injection system for delivery of Betaseron (registered trademark) to multiple sclerosis patients pursuant to an agreement with Schering AG, Germany, signed March 28, 1994 and the Company is also developing systems for Hoffmann-La Roche to use with certain of their products pursuant to an agreement signed January 10, 1995. See "Research and Product Development."

     Currently, medications are administered using various methods, each of which has advantages and limitations. The leading drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous and intramuscular injection, inhalation and transdermal diffusion "patch." Many drugs are effective only when administered by injection. Studies indicate that there are more than four billion needle-syringes sold annually in the U.S. The Company believes that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1 ml. The deltoid muscle is the location of choice for intramuscular injections up to 1 ml.

     Injections using traditional needle-syringes suffer from many shortcomings including (i) the risk of needlestick injuries, (ii) the risk of penetrating a patient's vein and (iii) patients' aversion to needles and discomfort. The most important of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient's blood accidentally penetrates a healthcare worker's skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and hepatitis B. Published data indicate that the total number of reported needlestick injuries in the U.S. exceeds 800,000 annually.

     In recent years, with the growing awareness of blood-borne pathogen transmission, safety has become a critical concern for hospitals and healthcare professionals as well as patients. As a result, pressures on the healthcare industry to eliminate the risk of contaminated needlestick injuries have increased. For example, the U.S. Occupational Safety and Health Administration ("OSHA") issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations require the implementation of "engineering and work practice controls" to "isolate or remove the blood-borne pathogens hazard from the workplace." Among the required controls are special handling and disposal of contaminated "sharps" in biohazardous "sharps" containers and follow-up testing for victims of needlestick injuries. These regulations have significantly increased the cost of using needle-syringes.

     The costs resulting from needlestick injuries vary widely. Uncontaminated needlesticks involve relatively little cost, while investigating and following up contaminated needlestick injuries are much more expensive. Investigation typically includes identifying the source of contamination, testing the source for blood-borne pathogens and repeatedly testing the needlestick victim over an extended period. Some healthcare providers are requiring additional measures, including presuming that all needlestick injuries involve contaminated needles unless proven otherwise and, under certain circumstances, administering prophylactic treatment such as zidovudine (AZT) or other drugs. The costs associated with treating needlestick injuries that result in infection by life-threatening pathogens, such as HIV or hepatitis B, are dramatically higher. In an effort to protect healthcare workers from needlestick injuries, healthcare facilities have started adopting more expensive, alternative technologies. One such technology is an intravenous ("IV") port that permits the injection of medication directly into the IV line without requiring the use of a sharp needle for each administration. Another is the "safety syringe," generally a disposable needle-syringe with a plastic sheath mechanism intended to cover the needle after use. Despite many efforts to reduce the risk of needlestick injuries, such injuries remain a major health concern.

     The Company's long-term goal is to establish its jet injection technology as the preferred drug delivery method for all medications administered by intramuscular or subcutaneous injection. The Company currently markets the Biojector 2000 system to hospitals, large clinics, and physician offices, is developing a self-injection device for the delivery of Betaseron to be marketed by Schering AG and is developing application specific devices to be marketed by Hoffmann-La Roche. The Company is also
seeking relationships with   pharmaceutical and biotechnology companies to
develop other application specific devices and companion syringes.

THE COMPANY

     The Company's operations are conducted by Bioject Inc., an Oregon corporation, which is a wholly owned subsidiary of Bioject Medical Systems Ltd. Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, is, in turn, wholly owned by Bioject Medical Technologies Inc., an Oregon corporation (the "Company").

     Although Bioject Inc. commenced operations in 1985, the Company was formed in December 1992 for the sole purpose of acquiring all the capital stock of Bioject Medical Systems Ltd. in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company for Bioject Inc. and Bioject Medical Systems Ltd. All references to the Company herein are to Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise. The Company's executive offices and operations are located at 7620 SW Bridgeport Road, Portland, Oregon 97224, and its telephone number is (503) 639-7221.

     "Biojector" and "Bioject" are trademarks of the Company.

DESCRIPTION OF THE COMPANY'S PRODUCTS

     The Company's current product, the Biojector 2000 system, is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly to the deltoid muscle or subcutaneously, without a needle. Giving an injection with a Biojector 2000 system is easy and straightforward. The healthcare worker checks the CO2 pressure on the easy-to-read gauge at the rear of the injector, draws up medication into the plastic syringe discarding the fill needle in a sharps container, inserts the syringe into the power injector, presses the syringe tip against the appropriate disinfected surface on the patient's skin, and then presses an actuator thereby injecting the medication. Medication is expelled rapidly through a precision molded, small diameter orifice in a thin stream at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired level. The Biojector 2000 system consists of two components: a hand-held, reusable jet injector; and a sterile, single-use disposable plastic syringe capable of delivering variable doses of medication up to 1 ml.

     The first component, the Biojector 2000, is a portable hand-held unit (about the size of a flashlight) which is designed to be easy to use by healthcare professionals, as well as attractive and non-threatening to patients. As described in the June 7, 1993 issue of BUSINESSWEEK, the Biojector 2000 won the 1993 Gold Industrial Design Excellence Award given by Industrial Designers Society of America for its aesthetically pleasing and ergonomic design. In July 1994, the Biojector 2000 also received the Alliance of Children's Hospitals Seal of Approval. The Biojector 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased by the Company from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure in order to push the syringe plunger and thereby propel the medication. The CO2 does not come into contact with the patient or medication.

     The second component, the Biojector single-use disposable syringe, is provided in a sterile, peel-open package and consists of a plastic, needle-free, variable dose syringe containing a plunger, accompanied by a needle used only for filling. The body of the syringe is transparent and has graduated markings to aid filling by healthcare workers in the same way as traditional needle-syringes are filled. However, unlike the traditional needle-syringe, the Biojector fill needle is designed to be immediately discarded in a "sharps" container as soon as the syringe is filled, so that a needle need never come near a patient when an injection is being given. More importantly, since no needle penetrates the patient's skin, the risk of contaminated needlestick injury is virtually eliminated. Under OSHA regulations, used Biojector syringes need not be disposed of in a special biohazardous "sharps" container.

     There are five different Biojector syringes, each of which is intended for a different injection depth or body type. The syringes are molded using the Company's patented manufacturing process. The healthcare worker selects the syringe appropriate for the intended type of injection. One syringe size is for subcutaneous injections, while the others are designed for intramuscular injections, depending on the patient's age and body characteristics.

     The current suggested retail list price for the Biojector 2000 professional jet injector is $995, and the suggested retail list price for syringes is $1.00 a piece. CO2 cartridges are sold for a suggested retail price of $0.50 per cartridge and average ten injections per cartridge. Discounts are offered for volume purchases.

     The Company has other products in development which are intended to address other markets or to enhance the Biojector 2000 system. See "Research and Product Development."

INDUSTRY BACKGROUND

     In 1836, LaForgue developed the concept of placing medicine under the skin by means of a needle lance trochar. In 1853, Wood developed the hollow-needle hypodermic which was later improved by Hunter, Pravaz and many others. The basic needle-syringe in use across the healthcare market today is a direct derivation from the original Wood design and involves a hollow steel needle of various diameters and lengths attached to a plastic syringe body and plunger. The entire unit requires special handling and disposal.

     The next fundamental improvement in injection technique for parenteral administration was made approximately 100 years following Wood's development of the hollow-needle hypodermic. This improvement was the development of a pneumatically powered hypodermic device which was capable of injecting medication through the skin without a needle. These early needle-free injection devices were large and bulky devices which lent themselves to mass inoculations but were inappropriate for single-shot administrations of medication in the physician's office, hospital or in the home setting.

     During the last 20 years, there have been many attempts to develop portable one-shot needle-free hypodermic devices. Some of the problems which arose in these attempts to develop such devices include: (a) inadequate injection power; (b) little or no control of pressure and depth of penetration; (c) complexity of design with related difficulties in cost and performance; (d) difficulties in use, including filling and cleaning; and (e) the necessity for sterilization between patients.

     In recent years, several spring-driven needle-free injectors have been developed and marketed primarily for the injection of insulin. Each of these devices requires regular cleaning as well as filling from a separate medication bottle or vial. Current prices for such injectors range from approximately $400 to $800 per injector. The Company believes that due to the cost combined with the difficulties of use, market acceptance of these devices has been limited.

     Also in recent years, various versions of a "safety syringe" have been designed and marketed. These syringes generally involve as their basic design a standard or modified needle-syringe with a plastic guard or sheathing surrounding the needle. Such covering is usually retracted or removed in order to give the injection. Although the intent of the safety syringes is to reduce or eliminate needlestick injuries, the syringes require manipulation after injection and, therefore, still pose the risk of needlestick injury. They are also bulky and add to contaminated waste disposal problems.


MARKETING AND COMPETITION

     The Company is currently focusing on gaining acceptance of the Biojector system in the U.S. hospital and large clinic markets. The Company is also working on arrangements to market the Biojector 2000 system to the U.S. physician office market and the home healthcare market. The Company plans eventually to expand into international markets. Different marketing and distribution approaches are required in each of these markets. As new products are developed, the Company intends to establish additional channels of distribution. For example, the Company is developing an injection system for self-injection by multiple sclerosis patients which is anticipated to be marketed by Schering AG, and the Company is developing an injection system for specific applications which is anticipated to be marketed by Hoffmann-La Roche. Pre-filled Biojector syringes, if developed, would be filled and marketed by the pharmaceutical or biotechnology companies involved.

     The Company employs up to nine sales representatives to be a dedicated sales force to sell the Company's Biojector 2000 system directly to the hospital and large clinic markets in key metropolitan areas. Bioject's direct and national account sales efforts have resulted in the signing of pricing agreements with certain large group purchasing organizations. Other than VNAA members, the Company has not had material sales under these agreements. In addition to signing these agreements, the Company has received the "Seal of Approval" from the Children's Health Alliance.

     In August 1994, Bioject signed an agreement with Homecare Management, Inc. (HMI), granting HMI exclusive rights to purchase Bioject's Needle-Free Injection Management System, the Biojector 2000, for use in the home healthcare market. Sales to HMI commenced in August 1994. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. Throughout the term of the contract the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1995 and 1996, the Company sold approximately 2,100 and 4,300 Biojectors to HMI for total sales revenue including syringes of $1.1 million and $2.2 million, respectively. HMI had not placed the great majority of these Biojectors with patients pending completion of negotiations with pharmaceutical companies for certain pricing concessions for medication to be administered with the Biojectors. In January 1996, HMI requested that further shipments under the contract be suspended. In February 1996, the Company learned from HMI's press releases that HMI expected to default under its loan, to take significant write-offs for accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. Subsequent to year end, the Company agreed to repurchase certain of the Biojector inventories (including up to 6,000 devices) which HMI had on hand for a total of $660,000 including $322,000 of forgiveness of accounts receivable and payment of $338,000 in two installments, one-half each in July and October 1996. The Company was under no obligation to repurchase these inventories, and the repurchase is at a substantial discount to the original selling price to HMI.

     In January 1995, the Company signed a distribution agreement with General Injectables & Vaccines, Inc. (GIV) for distribution of Bioject products to office-based physicians. In September 1995, this program was terminated and all consigned inventory was returned to the Company.

     The sale of new technologies to hospitals and large clinics can be a lengthy process. Introduction of new technologies to a hospital or large clinic typically involves screening by many individuals and committees within the institution, including new product evaluation committees, infection control officers, medical staff and business office personnel. In order to shorten the sales cycle, the Company has adopted a strategy that focuses initially on one or two departments, such as the outpatient clinic or pediatric specialty unit, that have high volumes of injections. The Company determines the dynamics driving a sale at each institution, such as: risk management, budgetary restraints and needs. Bioject sales representatives then arrange for hospital personnel to conduct a one to two-week Biojector 2000 evaluation. Bioject sales personnel are present during
the in-service training and  much of the evaluation process.   During each
evaluation, Company sales representatives submit sales proposals to the customer.

     The medical equipment market is highly competitive, and competition is likely to intensify. Many of the Company's existing and potential competitors have been in business longer than the Company and have substantially greater technical, financial, marketing, sales and customer support resources. The Company believes the primary competition for the Biojector 2000 system and other jet injectors it may develop is the traditional disposable needle-syringe and the "safety syringe." Leading suppliers of needle-syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.10 to $0.20 per unit. Manufacturers of "safety syringes" compete on features, quality and price. "Safety syringes" generally are priced in a range of $0.25 to $0.45 per unit.

     The Company expects to compete with traditional needle-syringes and "safety syringes" based on healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and compliance with OSHA regulations, but not on purchase price. However, the Company believes that when all indirect costs (including disposal of syringes and testing, treatment and workers' compensation expense related to needlestick injuries) are considered, the Biojector 2000 system will compete effectively. See "Forward Looking Statements" and "Risk Factors."

     The Company is not aware of any competing products with features and benefits comparable to the Biojector 2000 system. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company's products. There can be no assurance that the Company will be able to compete successfully in this market. See "Risk Factors - Competition," "- Dependence on Single Technology." A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that technology incorporated in its injection device, single-dose disposable plastic syringes and products under development gives it significant advantages over the manufacturers of other jet injection systems and over prospective competitors seeking to develop similar systems. The Company attempts to protect its technology through a combination of trade secrets, confidentiality agreements and procedures and patent prosecution.

     The Company has three U.S. patents which were filed with respect to jet injection technology incorporated in earlier versions of its jet injection systems and which expire from July 2007 to November 2008. Six additional U.S. patents have been issued which protect developments incorporated in the Biojector 2000 system. These patents incorporate a number of claims including claims regarding the jet injection system's design, method of operation, certain aspects of the syringe design and the method of manufacturing the syringe orifice. The Company has also been granted patents relating to an electronic self-injection device and a drug mixing vial, newer technologies not yet incorporated in any product. The Company has made additional patent filings regarding pre-filled syringe technologies and adapters for drug vial access. The Company also generally files patent applications in Canada, Europe and Japan at the times and under the circumstances it deems filing to be appropriate under the procedures in place in each jurisdiction. There can be no assurance that any patents applied for will be granted or that patents held by the Company will be valid or sufficiently broad to protect the Company's technology or provide a significant competitive advantage. See "Risk Factors."

     The Company also relies on trade secrets and proprietary know-how that it seeks to protect through confidentiality agreements with its employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or be developed independently by competitors. In addition, the laws of foreign countries may not protect the Company's proprietary rights to its technology, including patent rights, to the same extent as the laws of the U.S.

     Although the Company believes that it has independently developed its technology and attempts to assure that its products do not infringe the proprietary rights of others, if infringement were alleged and proved, there can be no assurance that the Company could obtain necessary licenses on terms and conditions that would not have an adverse affect on the Company. The Company is not aware of any asserted claim that the Biojector 2000 or any product under development violates the proprietary rights of any person.

     If a dispute arises concerning the Company's technology, litigation that could result in substantial cost to and diversion of effort by the Company might be necessary to enforce the Company's patents, to protect the Company's trade secrets or know-how or to determine the scope of the proprietary rights of others. Adverse findings in any proceeding could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or otherwise adversely affect the Company's ability to manufacture and sell its products.

GOVERNMENTAL REGULATION

     The Company's products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the Food and Drug Administration ("FDA") administers the Federal Food, Drug and Cosmetic Act (the "FFDCA") and has adopted regulations, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries, and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FFDCA and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

     The FFDCA provides that, unless exempted by regulation, medical devices may not be commercially distributed in the U.S. unless they have been cleared or approved by the FDA. The FFDCA provides two basic review procedures for pre-market clearance or approval of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FFDCA, wherein the manufacturer provides the FDA with a premarket notification ("510(k) notification") of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish in the 510(k) notification that the product to be marketed is substantially equivalent to another legally marketed product, (i.e., that it has the same intended use and that it as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification typically requiring more extensive prefilling testing and a longer FDA review process.

     A 510(k) notification is required when a device is being introduced into the market for the first time. A 510(k) notification is also required when the manufacturer makes a change or modification to an already marketed device that could significantly affect safety or effectiveness, or where there is a major change or modification in the intended use of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k) notification. The FDA's regulations provide only limited guidance in making this determination.

     In April 1987, the Company received 510(k) marketing clearance from the FDA allowing the Company to market a hand-held CO2-powered jet injection system. Although the Biojector 2000 system incorporates changes from the system with respect to which the Company's 1987 510(k) marketing clearance was received and expands its intended use, the Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device and that, accordingly, the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. The Company expects that the self-injection and other systems under development would require new 510(k) submissions. See "Research and Product Development" and "Forward Looking Statements". However, there can be no assurance that the FDA will concur with the Company's determination that the product can be cleared via a 510(k) submission.

     The Company continues to seek arrangements with pharmaceutical companies to develop pre-filled Biojector syringe applications to permit the pharmaceutical companies to market their products packaged in Biojector prefilled containers. See "Research and Product Development." Before pre-filled Biojector syringes may be distributed for use in the U.S., certain FDA-mandated stability tests may be required of those pharmaceutical companies. Pre-filled syringes involve drugs packaged as a component of a medical device. It is current FDA policy that such pre-filled syringes, which are considered to be combination products, are evaluated by the FDA as drugs rather than medical devices. Marketing of pre-filled syringes by pharmaceutical companies will require prior approval via a New or amended Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA").
An NDA is a complex submission required to establish that a drug will be safe and effective for its intended uses. An ANDA is a less detailed process which does not require, among other things, that the applicant provide complete reports of preclinical and clinical studies of safety and efficacy as are required for NDAs. Assuming that the drugs used in the pre-filled syringes have previously been approved by the FDA for injection, the FDA will likely require that ANDAs, rather than NDAs, be submitted. The Company believes that if a drug to be used in the Company's pre-filled syringe were already the subject of an approved NDA or ANDA for intramuscular or subcutaneous injection, the main issue affecting approval for use in the pre-filled syringe would be the adequacy of the syringe to store the drug, to assure its stability until used and to safely deliver the proper dose. See "Forward Looking Statements" and "Risk Factors - Government Regulation."

     The FDA also regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with current Good Manufacturing Practice ("GMP") Regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications must be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. Further, the FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the Act and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and subjecting them to periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violative, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

     The FDA's Medical Device Reporting Regulation requires that the Company provide information to the FDA on the occurrence of any death or serious injuries alleged to have been associated with the use of the Company's products, as well as any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur.
In addition, FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believes that the company is not in compliance with these regulations, it can institute proceedings to detain or seize products, issue a recall, seek injunctive relief or assess civil and criminal penalties against such company.

     The use and manufacture of the Company's products are subject to OSHA and other federal, state and local laws and regulations relating to such matters as safe working conditions for healthcare workers and Company employees, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances and the policies of hospitals and clinics relating to compliance therewith. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws, regulations or policies in the future, or that such laws, regulations or policies will not increase the costs or restrictions related to the use of the Company's products or otherwise have a materially adverse effect upon the Company's ability to do business. See "Risk Factors."

     Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA, OSHA or other regulatory bodies, will not adversely affect the Company.

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements. The requirements for obtaining premarket clearance or approval by a foreign country may differ from those required for FDA clearance or approval. Devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization. FDA authorization is generally required in order to export other medical devices.

     The Company had in place a distribution agreement with Kobayashi Pharmaceutical Co. Ltd. An application was made to the Japan Ministry of Health and Welfare to obtain the necessary approvals to market the Biojector 2000 system in Japan which was not carried to completion by Kobayashi. By mutual consent, the agreement between the companies expired on June 30, 1995.

RESEARCH AND PRODUCT DEVELOPMENT

     Research and development efforts are focused on enhancing the Company's current product offerings and developing both new jet injection technology and new products. The Company continues to use clinical, magnetic resonance imaging and tissue studies to determine the reliability and performance of new and existing products. As of March 31, 1996, the Company's research and product development staff consisted of 10 employees. During fiscal 1994, 1995 and 1996, the Company spent $1.3 million, $1.4 million, and $1.5 million, respectively, on research and development.

     In April 1992, the Company entered into a multi-year agreement with Eli Lilly and Company ("Lilly") to develop a new, portable, reusable electronic jet injection system suitable for insulin self-injection. Under terms of the agreement, Lilly purchased 664,011 shares of the Company's common stock for $4.0 million and paid a one-time $500,000 fee for access to the Company's technology. In addition, Lilly paid $1.0 million for Phase I (Proof of Concept) work, completed in March 1993. The Company also received $575,000 for initial Phase II (Design and Development) work completed in March 1994. During the last half of fiscal 1994, Lilly conducted its first market research utilizing three concept models for the insulin self injector. Following this market research, Lilly presented significant proposed revisions to the 1992 specifications for the device under development. Pending resolution of this matter, the project was put on hold. In August 1995 the Company met with Lilly representatives regarding the future development of an insulin self-injector. Because the Company's injector design does not meet Lilly's size and cost goals, the Company and Lilly agreed to suspend any further development of a specialized insulin self injection device. The Company does not anticipate attempting to complete development of this device without Lilly's participation. All costs of the Lilly development contract have previously been expensed as research and development expenses.

     In March 1994, the Company entered into an agreement with Schering AG, Germany, for the development of a self-injection device for delivery of Betaseron to multiple sclerosis patients. During fiscal 1995, the Company developed a proof-of-concept prototype and demonstrated this prototype to Schering. The Company and Schering finalized product specifications. The Company also commenced development of the preproduction clinical prototype. During fiscal 1996, the Company delivered the preproduction clinical prototypes to Schering and worked on finalizing the production prototype design. Upon completion of development, the agreement provides that Schering will have seven-year exclusive rights to market the product world-wide for beta interferon applications at prices dependent upon specific volumes. The Company maintains ownership of the underlying technology. Under terms of the agreement, in April 1994, Schering paid a one-time $500,000 licensing fee for access to the Company's technology and paid $600,000 as its contribution toward Phase I of the development. In October 1995 Schering paid $600,000 as its contribution toward Phase II development and $60,000 of additional costs associated with completion of Phase I. During fiscal 1997, the agreement provides for Schering to pay $300,000 for Phase III development costs on the schedule provided for in the agreement. As defined in the agreement, under certain circumstances, the licensing and product development fees are convertible by Schering into common stock of the Company. Schering has the right to cancel the agreement by notice to the Company before the end of Phase II or at any time during Phase III.

     In January 1995, the Company signed a joint development agreement with Hoffmann-La Roche to develop proprietary drug delivery systems for Roche products. The agreement provides for Bioject to develop, manufacture and sell Biojector needle-free drug delivery systems designed to Roche specifications. In return, Bioject has granted Roche exclusive worldwide rights to distribute these systems and their components for use with certain Roche products. Hoffmann-La Roche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading research-intensive healthcare companies. As of 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered to Roche preproduction prototypes for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996. In February 1995, Hoffmann-La Roche paid a one-time licensing fee totalling $500,000, and the agreement provides that it will pay specified product development fees on an agreed upon schedule of which $900,000 was paid in fiscal 1996.

     In addition to activities described above, the Company is seeking arrangements with pharmaceutical and biotechnology companies for the use of pre-filled syringes to eliminate the filling and measuring procedures associated with traditional injection of medications. Before pre-filled Biojector syringes may be distributed for use in the U.S., these companies must commit to the packaging and distribution of their products in this manner and to the time and financial resources necessary for FDA review and approval. This process could be lengthy. See "Business -- Government Regulation." There can be no assurance that such companies will commit efforts to develop pre-filled packaging and pursue regulatory approval or that regulatory approval of pre-filled Biojector syringes will be obtained.

     The Company intends to continue research and development efforts designed to further its understanding of the physics and physiology of jet injection. These efforts will include further clinical studies to demonstrate efficacy of jet injection and to evaluate new products and enhancements to the Company's existing products. To advance these studies, in April 1994 the Company formed a Department of Clinical Affairs research group, which initiates and coordinates these studies.

MANUFACTURING

     The Company assembles the Biojector 2000 and related syringes from components purchased from outside suppliers. Prior to introduction of the Biojector 2000 system in 1993, the Company had not engaged in manufacturing on a commercial scale. However, in connection with that introduction, the Company increased its manufacturing capabilities and built inventories to support anticipated product sales.

     Throughout fiscal 1994 and 1995, the Company's manufacturing processes were primarily manual. These processes did not permit the Company to produce its products at costs which would allow it to operate profitably. During fiscal 1996, the Company implemented a plan to increase manufacturing capacity and refine production methods to meet anticipated future demand and to reduce product costs. For the Biojector 2000, cost reduction efforts included converting from a two piece to a one piece housing, converting to continuous process manufacturing and implementing volume purchasing programs from suppliers. For the Biojector syringes, these efforts included increasing supplier mold capacity and automating final assembly and packaging. See "Risk Factors - Limited Manufacturing Experience, Need to Reduce Unit Cost."

     During fiscal 1997, the Company's manufacturing activities will be focused on retesting the devices repurchased from HMI to ensure their continuing compliance with new product standards and to selectively upgrading certain of these units to current version configuration. Manufacturing will also be actively focused on finalizing product engineering and on planning for, designing and bringing up the new Schering device and syringe manufacturing lines in advance of product launch.

     In order to succeed in expanding manufacturing capacity and reducing unit production cost, the Company must attract and retain qualified assembly workers and must establish and maintain relationships with suppliers that can deliver large numbers of components meeting applicable quality standards in a timely and reliable manner at acceptable prices.

EMPLOYEES

     As of March 31, 1996, the Company had 47 full-time employees with 10 employees engaged in research and product development, 8 in sales and marketing, 20 in manufacturing and 9 in administration. The Company engages a limited number of part-time consultants who participate in research activities. The Company also employs temporary contract workers primarily for assembly operations, the number of which varies, depending upon production requirements. As of March 31, 1996, there was one consultant and one contract/temporary worker employed by the Company. None of the Company's employees is represented by a labor union.


PRODUCT LIABILITY

     The Company believes that its products reliably inject medications both subcutaneously and intramuscularly when used in accordance with product guidelines. The Company's current insurance policies provide coverage at least equal to an aggregate limit of $6 million with respect to certain product liability claims. The Company has not experienced any product liability claims to date. There can be no assurance, however, that the Company will not become subject to such claims, that the Company's current insurance would cover such claims, or that insurance will continue to be available to the Company in the future. The Company's business may be adversely affected by product liability claims.

RISK FACTORS

     Investment in securities of the Company involves a high degree of risk. The following factors, among others, should be considered by investors.

UNCERTAINTY OF MARKET ACCEPTANCE.   The Company's success will depend upon
market acceptance of its jet injection drug delivery system, the Biojector 2000 system, and, to other products under development. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe. Needle-syringes, while low in cost, have limitations, particularly relating to contaminated needlestick injuries.
Use of the Biojector 2000 system for intramuscular and subcutaneous injections virtually eliminates the associated risk of these injuries; however, the cost per injection is significantly higher. As with any new technology, there can be no assurance that the Biojector 2000 system will compete successfully. A previous jet injection system manufactured by the Company did not achieve market acceptance and is no longer being marketed. The Biojector 2000 was introduced in January 1993. To date the major portion of sales have been sales to HMI that were not placed in service and which the Company has agreed to repurchase at a substantial discount to the original selling price. Failure of the Biojector 2000 system to gain market acceptance would have a material adverse effect on the Company's financial condition and results of operations.

HISTORY OF LOSSES; UNCERTAIN PROFITABILITY. Since its formation in 1985, the Company has incurred significant annual operating losses and negative cash flow. At March 31, 1996 the Company had an accumulated deficit of $30.0 million. The Company's revenues to date have been derived primarily from licensing and technology fees, and from product sales, which were principally sales to dealers for the stocking of inventories and to HMI. There can be no assurance that the Company will be able to generate significant revenues or achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEED FOR ADDITIONAL FINANCING. The Company anticipates that the cash on hand at March 31, 1996 combined with revenues and other cash receipts, will be sufficient to meet the cash requirements of the Company's operations through fiscal 1997. See "Forward Looking Statements." Additional financing will be required at the beginning of fiscal 1998. However, the Company may require additional capital sooner for a number of reasons, including poor operating results, unanticipated expenses, growth which is more rapid than anticipated, or new product development programs. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LIMITED MANUFACTURING EXPERIENCE; NEED TO REDUCE UNIT COST. The Company has limited experience manufacturing its products in commercial quantities. The Company has increased its production capacity for the Biojector 2000 system through automation of, and changes in, production methods. The current cost per injection of the Biojector 2000 system is substantially higher than that of traditional needle-syringes, its principal competition. A key element of the Company's business strategy is to reduce the overall system cost through automating production and packaging. The Company has experienced and may continue to experience setbacks and delays in its cost reduction efforts including failure to deliver reduced cost parts to specifications. There can be no assurance that the Company will be able to develop and implement effective high volume production or achieve necessary unit cost reductions. Failure to do either would adversely affect the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Manufacturing."

GOVERNMENTAL REGULATION. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under
Section 510(k) of the FFDCA to market a hand-held CO2-powered jet injection system. The FFDCA provides that new premarket notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. Although the Biojector 2000 system incorporates changes from the system with respect to which the Company's 1987 510(k) marketing clearance was received and expands its intended use, the Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device and that, accordingly, the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications.

Future changes to manufacturing procedures could necessitate the filing of a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA premarket approval ("PMA") or other regulatory approvals. PMAs and these other regulatory approvals generally involve more extensive prefilling testing that a 510(k) clearance and a longer FDA review process. Under current FDA policy, applications involving prefilled syringes would he evaluated by the FDA as drugs rather than devices, requiring NDAs or ANDAs. See "Governmental Regulation." Depending on the circumstances, drug regulation can be more bureaucratic and time consuming than device regulation.

FDA regulatory processes are time consuming and expensive, and there can be no assurance that product applications submitted by the Company will be cleared or approved by the FDA. In addition, the Company's products must be manufactured in compliance with Good Manufacturing Practices ("GMP") specified in regulations under the FDA Act. The FDA has broad discretion in enforcing the FDA Act, and noncompliance with the Act could result in a variety of regulatory actions ranging product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions, and civil or criminal penalties.

Distribution of the Company's products in countries other than the U.S. may be subject to regulation in those countries. An application was made to the Japan Ministry of Health and Welfare to obtain necessary approvals to market the Biojector 2000 system in Japan which was not carried to completion by the Company's then Japanese distributor. See "Governmental Regulation."

UNCERTAINTY IN HEALTHCARE INDUSTRY; GOVERNMENT HEALTHCARE REFORM.
The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain healthcare costs by limiting both coverage and reimbursement levels for healthcare products and procedures. Because the price of the Biojector 2000 system exceeds the price of needle injection systems, cost control policies of third party payers, including government agencies, may adversely affect use of the Biojector 2000 system.

DEPENDENCE ON THIRD-PARTY RELATIONSHIPS. The Company is dependent on third parties for distribution of the Biojector 2000 system to certain market segments, for the manufacture of component parts, and for assistance with the development and distribution of its future Betaseron self-injection and application specific systems.

The Company intends to seek relationships to distribute to the physician office market in the future. Past dealer relationships have not been successful. There can be no assurance that the Company's future dealers will provide sufficient sales support to establish the Company's current product. See "Marketing and Competition."

The Company's current manufacturing processes for the Biojector 2000 jet injector and disposable syringes consist primarily of assembly of component parts supplied by outside suppliers. Certain of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, the Company has experienced delays in the delivery of certain components, although to date no such delays have had a material adverse effect on the Company's operations.
There can be no assurance that the Company will not experience delays in the future, or that such delays would not have a material adverse effect on the Company's financial condition and result of operations. See "Manufacturing."

The Company has entered into agreements with certain major pharmaceutical companies for development and distribution of its jet injection systems. These companies have the right to terminate these agreements at certain phases as defined in the agreements. There can be no assurance these companies interest and participation in the projects will continue. Failure to receive additional funding from these companies could adversely affect the development and production of the products involved and, correspondingly, the Company's financial condition and results of operations. See "Research and Product Development."

ABILITY TO MANAGE GROWTH. If the Company's products achieve market acceptance, the Company expects to achieve rapid growth. This growth strategy will require expanded customer services and support, increased personnel throughout the Company, expanded operational and financial systems, and the implementation of new control procedures. There can be no assurance that the Company will be able to attract qualified personnel or successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that would adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

COMPETITION. The medical equipment market is highly competitive and competition is likely to intensify. The Company's products compete primarily with traditional needle-syringes, "safety syringes" and also with other alternative drug delivery systems. While the Company believes its products provide a superior drug delivery method, there can be no assurance that the Company will be able to compete successfully with existing drug delivery products. Many of the Company's competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources than the Company. There can be no assurance that one or more of these competitors will not develop an alternative drug delivery system that competes more directly with the Company's products, or that the Company's products would be able to compete successfully with such a product. See "Marketing and Competition."

DEPENDENCE ON SINGLE TECHNOLOGY. The Company's strategy has been to focus its development and marketing efforts on its jet injection technology. This focus renders the Company particularly sensitive to competing products and alternative drug delivery systems. The Company believes that healthcare providers' desire to minimize the use of the traditional needle-syringe has stimulated development of a variety of alternative drug delivery system such as "safety syringes," jet injection systems and transdermal diffusion "patches." In addition, pharmaceutical companies frequently attempt to develop drugs for oral delivery instead of injection.

While the Company believes that for the foreseeable future there will continue to be a significant need for injections, there can be no assurance that alternative drug delivery methods will not be developed which are preferable to injection. See "Marketing and Competition."

PATENTS AND PROPRIETARY RIGHTS. The Company relies on a combination of trade secrets, confidentiality agreements and procedures, and patent prosecution to protect its proprietary technologies. The Company has been granted six patents in the United States and two patents in certain other countries covering certain technology embodied in its current jet injection system and certain manufacturing processes. Additional patent applications are pending in the U.S and certain foreign countries. There can be no assurance that the claims contained in any patent application will be allowed, or that any patent will provide adequate protection for the Company's products and technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. In addition, the laws of foreign countries may not protect the Company's proprietary rights to this technology to the same extent as the laws of the U.S. The Company believes that it has independently developed its technology and attempts to ensure that its products do not infringe the proprietary rights of others, and the Company knows of no infringement claims. However, any such claims could have a material adverse affect on the Company's financial condition and results of operations. See "Patents and Proprietary Rights."

PRODUCT LIABILITY. Producers of medical devices may face substantial liability for damages in the event of product failure or if it is alleged the product caused harm. The Company currently maintains product liability insurance and has not experienced any product liability claims to date. There can be no assurance, however, that the Company will not be subject to such claims, that the Company's current insurance would cover such claims and that adequate insurance will continue to be available on acceptable terms to the Company in the future. The Company's business could be adversely affected by product liability claims. See "Product Liability."

DEPENDENCE UPON KEY EMPLOYEES. The Company's success is dependent upon the retention of its executive officers and other key employees. Competition exists for qualified personnel, and the Company's success will depend in part upon attracting and retaining such personnel. Failure in these efforts could have a material adverse effect on the Company's business, financial condition or results of operations.

SHARES ELIGIBLE FOR FUTURE SALE. Of the 15,585,232 shares of common stock currently outstanding, 1,500,000 of these shares were held in escrow for WAM Partnership, a limited partnership of which Mr. Carl Wilcox is the managing partner. Subsequent to year end, the shares were released from escrow and may be sold. In November and December of 1995, the Company completed a private placement of 2,303,009 units (each unit representing one share of common stock and a warrant to purchase one share of common stock). The Company also granted a warrant to its placement agent in the private placement to purchase 137,086 shares of common stock. The shares issued in the private placement were registered for resale on a Registration Statement on Form S-3. The Company also granted registration rights with respect to the shares issuable upon exercise of the warrants. Sales of substantial numbers of shares of common stock in the public market, or the availability of such shares for sale, could adversely affect the market price for the common stock and make it more difficult for the Company to raise funds through equity offerings in the future.

POSSIBLE ADVERSE EFFECTS ON TRADING MARKET. The Common Stock is quoted on the NASDAQ National Market. There are a number of continuing requirements that must be met in order for the Common Stock offered hereby to remain eligible for quotation on the NASDAQ National Market or the NASDAQ Small Cap Market. The failure to meet these maintenance criteria in the future could result in the delisting of the Company's Common Stock from NASDAQ. In such event, trading, if any, in the Common Stock may then continue to be conducted in the non-NASDAQ over-the-counter market. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock were less than $5.00 per share, trading in the Common Stock would be subject to the requirements of certain rules promulgated under the Exchange Act, which require broker-dealers to make additional disclosures and to implement additional procedures in connection with any trades involving a stock defined as a penny stock. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the shares of Common Stock and thereby have a material adverse effect on the trading market for the securities.

POSSIBLE VOLATILITY OF STOCK PRICE. The market for the Company's common stock and for the securities of other early stage, small market-capitalization companies is highly volatile. The Company believes that factors such as quarter-to-quarter fluctuations in financial results, new product introductions by the Company or its competition, public announcements, changing regulatory environments, sales of Common Stock by certain existing shareholders and substantial product orders could contribute to the volatility of the price of the Company's Common Stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of the Company's Common Stock. See "Market for the Registrant's Common Equity and Related Stockholder Matters."

Item 2.     PROPERTIES

     The Company's principal offices are located in Portland, Oregon in approximately 24,000 square feet of leased office and manufacturing space under a lease which expires in September 1997. The monthly minimum lease obligation for this facility is approximately $15,000. These facilities include the Company's sales and administration offices and equipment, research and engineering facilities, a clean room assembly area, assembly line, testing facilities and a warehouse area.

     During fiscal 1995, the Company leased additional warehouse space totalling approximately 5,000 square feet for finished goods storage and shipments to customers. This lease, which also expires in September 1997, has minimum monthly lease obligations totalling $1,900.

     The Company believes its current facilities will be sufficient to support its operations for the coming year. The Company has options to renew both leases for additional five-year terms. As the Company requires additional space to accommodate growth in its sales and manufacturing activities, it is the Company's intention to lease additional facilities adjacent to or near its present operations. The Company believes that, if necessary, it will be able to obtain facilities at rates and under terms comparable to those under the current leases.

Item 3.     LEGAL PROCEEDINGS

     None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the Symbol "BJCT." Prior to November 3, 1993, the Company's Common Stock was quoted on the NASDAQ Small Cap Market under the symbol "BJCT."
The following table sets forth the high and low closing sale prices of the Company's Common Stock on the NASDAQ National Market since November 2, 1993, and the high and low closing bid prices for the Company's Common Stock on the Small Cap Market through November 2, 1993, for the quarters indicated. The prices reflected for the periods through November 2, 1993 reflect inter-dealer quotations without retail mark-ups, mark-downs, or commissions and, therefore, may not necessarily reflect actual transactions.

                                                 High       Low
                                                 _____     _____
Fiscal Year Ending March 31, 1994:

   First Quarter                                 $6.00     $3.88
   Second Quarter                                 6.00      4.00
   Third Quarter (through November 2, 1993)       5.25      4.50
   Third Quarter (since November 2, 1993)         5.75      4.25
   Fourth Quarter                                 5.13      3.50

Fiscal year Ended March 31, 1995:

   First Quarter                                  3.00      2.00
   Second Quarter                                 4.13      3.25
   Third Quarter                                  3.63      2.81
   Fourth Quarter                                 2.50      1.50

Fiscal Year Ended March 31, 1996:

   First Quarter                                  3.00      1.44
   Second Quarter                                 2.97      1.19
   Third Quarter                                  2.81      1.81
   Fourth Quarter                                 1.94      1.25

The closing sale price on March 29, 1996, as reported on the NASDAQ National Market, was $1.3125 per share.

The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future. As of March 31, 1996 the number of shareholders of record of the Company's Common Stock was 1,468.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL DATA

     The statement of operations and balance sheet data set forth below for the five fiscal years in the period ended March 31, 1996 have been derived from the consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the detailed consolidated financial statements and notes thereto included elsewhere in this Report.

SUMMARY FINANCIAL INFORMATION
(in thousands, except per share data)

                                            YEAR ENDED MARCH 31,
                                   1996     1995     1994    1993     1992
                                  ______   ______   ______   ______   ______
Statement of Operations Data:

   Revenues                       $4,209   $2,924   $1,463   $1,146   $   17
   Operating expenses              9,640    8,580    5,858    4,449    3,550
   Net loss                       (5,431)  (5,656)  (4,395)  (3,303)  (3,533)
   Net loss per share              (0.39)   (0.43)   (0.39)   (0.34)   (0.43)
   Shares used in per
    share calculation             14,074   13,167   11,230    9,686    8,222

                                               AS OF MARCH 31,
                                   1996     1995     1994    1993     1992
                                  ______   ______   ______   ______   ______

Balance Sheet Data:

   Working capital                $4,327   $6,404   $12,593  $4,264   $2,135
   Total assets                    7,519    9,498    13,836   5,727    2,577
   Long-term debt                      -        -         -       -        -
   Shareholders' equity            6,027    7,964    13,377   4,752    2,409

     The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Operating losses have resulted in an accumulated deficit of approximately $30.0 million as of March 31, 1996. In fiscal 1994, 1995 and 1996, the Company incurred significantly increased costs associated with the production and sales of the Biojector 2000 system, including sales and marketing efforts, manufacturing ramp-up and inventory build-up. The Company has been working on a product cost reduction program which commenced phase-in during fiscal 1996. Because of the significant changes in the Company's operations relating to introduction of the Biojector 2000 system and manufacturing changes, the financial position, results of operations and cash flows of the Company presented on an historical basis may not be indicative of future results. The Company's ability to achieve and sustain profitability will depend in part upon customer acceptance of the Biojector 2000 system, sustained product performance, implementing product cost reductions and attaining revenues sufficient to support profitable operations.

     In August 1994, Bioject signed an agreement with Homecare Management, Inc. (HMI), granting HMI exclusive rights to purchase Bioject's Needle-Free Injection Management System (trademark), the Biojector 2000, for use in the home healthcare market. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. During the term of the contract, the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1995 and 1996, the Company sold approximately 2,100 and 4,300 Biojectors to HMI for total sales revenue including syringes of $1.1 million and $2.2 million, respectively. HMI did not place the great majority of these Biojectors with patients pending completion of negotiations with pharmaceutical companies for certain pricing concessions for medication to be administered with the Biojectors. In January 1996 HMI requested that Bioject suspend shipments to HMI. In February 1996, the Company learned from HMI's press releases that HMI expected to default under its loan, to take significant write-offs for accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. Subsequent to year end, although not obligated to do so, the Company agreed to repurchase certain of the HMI inventories, including up to 6,000 Biojector units, for cash and forgiveness of accounts receivable totalling $660,000. The repurchase of these inventories was on at a substantial discount to the original selling price to HMI.

     In March 1994, the Company entered into an agreement with Schering AG, Germany, for the development of a self-injection device for delivery of Betaseron to multiple sclerosis patients. During fiscal 1995, the Company developed a proof-of-concept prototype and demonstrated this prototype to Schering. The Company and Schering finalized product specifications. The Company also commenced development of the preproduction clinical prototype. During fiscal 1996, the Company delivered the preproduction clinical prototypes to Schering and worked on finalizing the production prototype design. Upon completion of development, the agreement provides that Schering will have a seven-year exclusive right to market the product world-wide for beta interferon applications at prices dependent upon specific volumes. The Company maintains ownership of the underlying technology. Under terms of the agreement, in April 1994, Schering paid a one-time $500,000 licensing fee for access to the Company's technology and paid $600,000 as its contribution toward Phase I of the development. In October 1995 Schering paid $600,000 as its contribution toward Phase II development and $60,000 of additional costs associated with completion of Phase I. During fiscal 1997, the agreement provides for Schering to pay $300,000 for Phase III development costs on the schedule provided for in the agreement. As defined in the agreement, under certain circumstances, the licensing and product development fees are convertible by Schering into common stock of the Company. Schering has the right to cancel the agreement by notice to the Company before the end of Phase II or at any time during Phase III.

     In January 1995, the Company signed a joint development agreement with Hoffmann-La Roche to develop proprietary drug delivery systems for Roche products. The agreement provides for Bioject to develop, manufacture and sell Biojector needle-free drug delivery systems designed to Roche specifications. In return, Bioject has granted Roche exclusive worldwide rights to distribute these systems and their components for use with certain Roche products. Hoffmann-La Roche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading research-intensive healthcare companies. As of 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered to Roche preproduction prototypes for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996. In February 1995, Hoffmann-La Roche paid a one-time licensing fee totalling $500,000 and the agreement provides that it will pay specified product development fees on an agreed upon schedule of which $700,000 was paid in fiscal 1996.

     Throughout fiscal 1994 and 1995, the Company's manufacturing processes were primarily manual. These processes did not permit the Company to produce its products at costs which would allow it to operate profitably. During fiscal 1996, the Company implemented a plan to increase manufacturing capacity and refine production methods to meet anticipated future demand and to reduce product costs. For the Biojector 2000, cost reduction efforts included converting from a two piece to a one piece housing, converting to continuous process manufacturing and implementing volume purchasing programs from suppliers. For the Biojector syringes, these efforts included increasing supplier mold capacity and automating final assembly and packaging. During fiscal 1997, the Company's manufacturing activities will be focused on retesting the devices repurchased from HMI to ensure their continuing compliance with new product standards and to electively upgrading certain of these units to current version configuration. Manufacturing will also be actively focused on finalizing product engineering and on planning for, designing and bringing up the new Schering device and syringe manufacturing lines in advance of product launch.

     The Company's revenues to date have not been sufficient to cover operating expenses. However, the Company believes that if its products achieve market acceptance and the volume of sales increases, and its product costs are reduced, its costs of goods as a percentage of sales will decrease and eventually the Company will generate net income. See "Forward Looking Statements" and "Business - Risk Factors." The level of sales required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain efficiencies that can be attained through volume and automated manufacturing, and the impact of inflation on the Company's manufacturing and other operating costs.
There can be no assurance that the Company will be able to successfully implement its manufacturing cost reduction program or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur.

     Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including (i) length of time to close product sales, (ii) customer budget cycles, (iii) implementation of cost reduction measures, (iv) uncertainties and changes in purchasing due to third party payor policies and proposals relating to national healthcare reform, (v) timing and amount of payments under technology development agreements and (vi) timing of new product introductions by the Company and its competition.

     Subsequent to year end, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow pursuant to an escrow agreement dated May 30, 1986. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement since the Company's initial public offering in July 1986 are now held by the owners of the shares without risk of cancellation and may be sold. As previously disclosed, a non-cash charge to compensation expense is required to be recorded for approximately 150,000 of the shares being released from the escrow account. Such charge totalling $210,938 will be recorded in the financial statements in the first quarter of fiscal 1997.

     In the future, the Company may incur a non-cash charge to compensation expense in connection with the issuance of 100,000 shares of Common Stock to the Company's Chief Executive Officer. Under terms of his employment agreement, the Company's Chairman will receive 100,000 shares of common stock when the Company first achieves two consecutive quarters of positive earnings per share. Upon issuance of such shares the Company will record a non-cash charge to compensation at the fair market value of the stock on the last day of the quarter in which the shares are earned.

     During the next fiscal year, the Company will continue to focus its efforts on expanding sales, reducing the cost of its products, developing the self-injectors for Schering and Hoffmann-La Roche, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from operations in fiscal 1997. See "Forward Looking Statements" and "Risk Factors."

RESULTS OF OPERATIONS

     Product sales increased from $513,000 in fiscal 1994 to $1.5 million in fiscal 1995 and to $3.1 million in fiscal 1996. Sales in fiscal 1994 consisted primarily of sales to hospital and physician office dealers for stocking orders. Sales in fiscal 1995 consisted of $1.1 million of sales to Health Management Inc., and the remainder to hospitals, large clinics, individual physician offices and certain selected distributors. Sales in fiscal 1996 consisted of $2.3 million of sales to HMI with the remainder primarily to public health and flu immunization clinics.

     License and technology fees varied from $950,000 in fiscal 1994 to $1.4 million in fiscal 1995 and $1.2 million in fiscal 1996. All of the fiscal 1994 fees related to amounts payable to the Company under a product development agreement with Lilly. The fiscal 1995 fees included a one-time $500,000 licensing fee for access to the Company's technology received from Schering and a similar one-time $500,000 licensing fee received from Hoffmann-La Roche with the balance of the fiscal 1995 fees consisting of product development revenues recognized in connection with the Schering agreement. The fiscal 1996 fees consisted entirely of product development revenues recognized for work performed under the Schering and Hoffmann-La Roche agreements.

     Manufacturing expense increased from $1.8 million in fiscal 1994 to $3.4 million in fiscal 1995, and $5.2 million in fiscal 1996 due to increased sales and, therefore, to increases in the total costs of product sold. The increase from fiscal 1994 to 1995 also reflects excess labor and materials expenses and greater manufacturing overhead costs due to the addition of manufacturing engineering staff. The increase from 1995 to 1996 reflects increased regulatory and quality assurance staff to support the higher level of manufacturing and increased depreciation expense associated with the automated assembly equipment installed during fiscal 1996.

     Research and development expense increased slightly from $1.3 million in fiscal 1994 to $1.4 million in fiscal 1995 and $1.5 million in fiscal 1996. Fiscal 1994 expenditures related primarily to product support for the Biojector 2000 and expanded research and development efforts associated with the Lilly agreement. Fiscal 1995 expenditures related to work associated with development of the Schering device and to initial work on the Hoffmann-La Roche device. Fiscal 1996 expenditures related entirely to work performed under the Schering and Hoffmann-La Roche agreements.

     Selling, general and administrative expense totalled $3.0 million, $4.2 million, and $3.2 million in fiscal 1994, 1995 and 1996, respectively. The increase from fiscal 1994 to 1995 related to several factors including expenses incurred in connection with C.E.O. transition totalling approximately $780,000 (or $0.06 per share) and to increases in legal, insurance, bad debt and certain promotional expenses. The decrease from fiscal 1995 to 1996 resulted from the CEO transition expenses incurred in fiscal 1995 that were not repeated in fiscal 1996 and from planned reduction in overhead personnel.

     Other income consists of earnings on available cash balances. Other income totalled $252,000 in fiscal 1994, $428,000 in fiscal 1995, and $211,000 in fiscal 1996 and varied as a result of changes in cash balances and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products and a private placement of common stock completed in fiscal 1996 with net proceeds of approximately $3.5 million. Net proceeds received upon issuance of securities from inception through March 31, 1996 totalled approximately $36.0 million. The Company has no long-term debt.

    Cash, cash equivalents and marketable securities totalled $11.9 million at March 31, 1994, $6.0 million at March 31, 1995, and $4.1 million at March 31, 1996, which represented a decrease of $5.9 million from 1994 to 1995 and a decrease of $1.9 million from 1995 to 1996. The decrease from 1994 to 1995 resulted from operating losses and from capital expenditures primarily for manufacturing operations. The decrease from 1995 to 1996 resulted from operating losses and capital expenditures offset in part by net proceeds from a private placement of common stock and warrants in November and December 1995.

     Inventories increased from $1.1 million at March 31, 1995 to $1.3 million at March 31, 1996 due to the build-up of inventories to support anticipated future product sales.

     The Company has fixed commitments for facilities rent, equipment leases and the repurchase of certain inventories which total approximately $922,000 for fiscal 1997.

     The Company expects to expend approximately $2.0 million for capital equipment in fiscal 1997. Substantially all of these expenditures are related to ramp-up of manufacturing for the Schering product launch. Based on its discussions with Schering, the Company anticipates that up to $1.6 million of these expenditures will be funded by interest bearing loans to $1.6 million to be provided by Schering with repayment by Bioject over a period of 4 to 5.5 years.

     The Company believes that its current cash position and loans from Schering combined with revenues and other cash receipts will be adequate to fund the Company's operations through fiscal 1997. See "Forward Looking Statements." Thereafter, the Company is likely to require additional financing. However, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate the financing requirement. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that such financing will be available on favorable terms or at all. Failure to obtain additional financing when required would significantly restrict the Company's operations and ability to continue product development, and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.

EFFECT OF NEWLY ADOPTED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 disclosure requirements become applicable for the Company in fiscal 1997.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"(SFAS 121), which requires the Company to review for impairment of its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 will become effective for the Company's year ending March 31, 1997. The Company has studied the implications of SFAS 121 and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                TABLE OF CONTENTS TO FINANCIAL STATEMENTS



Report of Independent Public Accountants

Consolidated Balance Sheets at March 31, 1996 and 1995

Consolidated Statements of Operations for the years ended
  March 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended
  March 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

Supplementary Data (none required)

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Bioject Medical Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries, as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


/S/ ARTHUR ANDERSEN LLP

Portland, Oregon

May 2, 1996
(except Note 4, with respect to Escrowed Shares for which the date is June 3, 1996)

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           March 31,
                                                      1996           1995
                                                  ____________    __________
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $  3,098,251    $ 2,057,384
   Securities available for sale                       993,056      3,989,468
   Accounts receivable, net of allowance for
     doubtful accounts of $55,000 and $14,000,
     respectively                                      424,859        730,723
   Inventories                                       1,255,945      1,108,708
   Other current assets                                 45,714         52,149
                                                  ____________    ___________
       Total current assets                          5,817,825      7,938,432
                                                  ____________    ___________

PROPERTY AND EQUIPMENT, at cost:
   Machinery and equipment                           1,428,001        624,012
   Production molds                                    777,353        390,127
   Furniture and fixtures                              163,116        142,769
   Leasehold improvements                               73,854         62,622
   Equipment and molds under construction                    0        625,694
                                                  ____________    ___________
                                                     2,442,324      1,845,224
   Less - accumulated depreciation                  (1,048,638)      (548,238)
                                                  ____________    ___________
                                                     1,393,686      1,296,986
                                                  ____________    ___________
OTHER ASSETS                                           307,105        262,504
                                                  ____________    ___________
                                                  $  7,518,616    $ 9,497,922
                                                  ============    ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                               $    550,174    $   807,878
   Accrued payroll                                     158,225        250,737
   Other accrued liabilities                           216,924        319,005
   Deferred revenue                                    566,000        156,000
                                                  ____________    ___________
        Total current liabilities                    1,491,323      1,533,620
                                                  ____________    ___________
COMMITMENTS (Note 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par, 10,000,000 shares
     authorized; no shares issued and outstanding            -              -
   Common stock, no par, 100,000,000 shares
     authorized; issued and outstanding 15,585,232
      and 13,259,074 shares at March 31, 1996 and
     1995, respectively                             36,001,158     32,507,095
   Accumulated deficit                             (29,973,865)   (24,542,793)
                                                  ____________    ___________
     Total shareholders' equity                      6,027,293      7,964,302
                                                  ____________    ___________
                                                  $  7,518,616    $ 9,497,922
                                                  ============    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Year Ended March 31,
                                       1996           1995         1994
                                      _______________________________________
REVENUES:

   Net sales of products              $ 3,059,018    $1,479,948    $  513,134
   Licensing/technology fees            1,150,000     1,444,000       949,500
                                      ___________    __________    __________
                                        4,209,018     2,923,948     1,462,634
                                      ___________    __________    __________

EXPENSES:

   Manufacturing                        5,195,914     3,394,089     1,801,051
   Research and development             1,486,607     1,427,861     1,284,839
   Selling, general and administrative  3,168,618     4,186,549     3,023,862
   Other (income) expense                (211,049)     (428,402)     (251,632)
                                      ___________   ___________    __________
                                        9,640,090     8,580,097     5,858,120
                                      ___________   ___________    __________

LOSS BEFORE TAXES                      (5,431,072)   (5,656,149)   (4,395,486)

PROVISION FOR INCOME TAXES                      -             -             -
                                      ___________   ___________   ___________

NET LOSS                              $(5,431,072)  $(5,656,149)  $(4,395,486)
                                      ===========   ===========   ===========

NET LOSS PER SHARE                    $     (0.39)  $     (0.43)  $     (0.39)
                                      ============  ===========   ===========

SHARES USED IN PER SHARE CALCULATION    14,074,349   13,167,301    11,229,670
                                      ============  ===========   ===========

                      The accompanying notes are an integral part of these consolidated financial statements

              BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON STOCK
                                        ________________________  Accumulated
                                        Shares       Amount       Deficit       Total
                                        __________   ___________  ____________  ___________
BALANCES, MARCH 31, 1993                 9,889,310   $19,242,737  $(14,491,158) $ 4,751,579

  Issuance of common stock for cash
    under stock option agreements from
    April 1993 through January 1994        263,264       918,228             -      918,228

  Issuance of common stock under a
    public offering of stock dated
    November 1, 1993                     3,001,500    12,032,693             -   12,032,693

  Issuance of common stock in
    exchange for services                    4,000        19,500             -       19,500

  Extension of stock option
    expiration date                              -        50,625             -       50,625

  Net loss                                       -             -    (4,395,486)  (4,395,486)
                                          ________    __________  ____________  ___________

BALANCES, MARCH 31, 1994                13,158,074    32,263,783   (18,886,644)  13,377,139

  Issuance of common stock in
    exchange for services                  101,000       243,312             -      243,312

  Net loss                                       -             -    (5,656,149)  (5,656,149)
                                        __________    __________  ____________  ___________

BALANCES, MARCH 31, 1995                13,259,074    32,507,095   (24,542,793)   7,964,302

  Issuance of common stock in
    exchange for services                   23,149        39,962             -       39,962

  Issuance of Common Stock under
    a private placement dated
    November 21, 1995                    2,303,009     3,454,101             -    3,454,101

  Net loss                                       -             -    (5,431,072)  (5,431,072)
                                        __________   ___________  ____________  ___________

BALANCES, MARCH 31, 1996                15,585,232    $36,001,158 $(29,973,865) $  6,027,293
                                        ==========    =========== ============  ============


                      The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Year Ended March 31,
                                              1996             1995             1994
                                              ____________________________________________
CASH FLOWS FROM
   OPERATING ACTIVITIES:
   Net loss                                $(5,431,072)        $(5,656,149)    $(4,395,486)
   Adjustments to net loss:
      Depreciation and amortization            520,714             247,183         138,396
      Contributed capital for services          39,962             243,312          70,125
   Net changes in assets
    and liabilities:
       Accounts receivable                     305,864            (561,616)       (163,859)
       Inventories                            (147,237)           (144,982)       (559,734)
       Other current assets                      6,435              (6,773)         37,681
       Accounts payable                       (257,704)            593,498        (162,488)
       Accrued payroll                         (92,512)             52,436          34,843
       Other accrued liabilities              (102,080)            273,305         (15,243)
       Deferred revenue                        410,000             156,000        (374,500)
                                            __________         ___________      ___________
Net Cash Used in Operating Activities       (4,747,630)         (4,803,786)      (5,390,265)
                                            __________         ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities purchased                     (1,977,856)         (6,951,390)      (6,833,208)
   Securities sold                           4,974,268           9,795,130        1,610,922
   Property and equipment                     (597,100)           (956,487)        (348,187)
   Other assets                                (64,916)            (65,723)         (86,808)
                                            __________         ___________      ___________
Net Cash Provided By (Used In)
   Investing Activities                      2,334,396           1,821,530       (5,657,281)
                                            __________         ___________      ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from common stock           3,454,101                   -       12,950,921
                                            __________         ___________      ___________
   Net Cash Provided by Financing
    Activities                               3,454,101                   -       12,950,921
                                            __________         ___________      ___________

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash
     and cash equivalents                    1,040,867          (2,982,256)       1,903,375
   Cash and cash equivalents at
     beginning of year                       2,057,384           5,039,640        3,136,265
                                            __________         ___________      ___________

   Cash and cash equivalents at
     end of year                            $3,098,251         $ 2,057,384      $ 5,039,640
                                            ==========         ===========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY:

The consolidated financial statements of Bioject Medical Technologies Inc. and its subsidiaries (the "Company"), include the accounts of Bioject Medical Technologies Inc. ("BMT") and its wholly owned subsidiaries, Bioject Medical Systems Ltd. ("BMSL") and Bioject Inc. ("BI"). All significant intercompany transactions have been eliminated. BMT was incorporated on December 17, 1992 under the laws of the State of Oregon for the purpose of acquiring all of the outstanding common shares of BMSL in exchange for an equivalent number of common shares of BMT stock under a plan of U.S. reincorporation approved by the Company's shareholders on November 20, 1992. BMSL was incorporated on February 14, 1985, under the laws of British Columbia, and BI was incorporated on February 8, 1985, under the laws of the State of Oregon.

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market.

The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered jet injection system. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications.

The Company's revenues to date have been derived primarily from licensing and technology fees and more recently from sales of the Biojector 2000 system and Biojector syringes to public health clinics and to Health Management Inc. with whom the Company signed an two-year distribution agreement in fiscal 1995. Subsequent to year end this agreement was cancelled. Although not obligated to do so, the Company agreed to repurchase a portion of the goods sold (see Note 5). Future revenues will depend upon acceptance and use by healthcare providers of the Company's jet injection technology. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms might have on its business. In the future the Company may require additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

2.     ACCOUNTING POLICIES:

CASH EQUIVALENTS
The Company considers cash equivalents to consist of short-term, highly liquid investments with an original maturity of less than three months.

SECURITIES AVAILABLE FOR SALE
Effective in fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under provisions of SFAS 115, the Company is required to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at time of purchase. As of March 31, 1996 and 1995, all securities held by the Company consisting entirely of short-term debt instruments were available for sale and, accordingly, are stated on the balance sheet at their fair market value which approximate cost. Realized gains or losses are determined on the specific identification method and are reflected in the accompanying financial statements. There were no significant realized gains or losses for fiscal 1995 and 1996.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                               March 31,
                                     1996                  1995
                                     __________            __________
         Raw Materials               $  697,694            $  641,782
         Work in Process                 12,467                23,208
         Finished Goods                 545,784               443,718
                                     __________            __________
                                     $1,255,945            $1,108,708
                                     ==========            ==========

PROPERTY AND EQUIPMENT
For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

          Furniture and Fixtures............................5 years
          Machinery and Equipment...........................5 years
          Computer Equipment................................3 years
          Production Molds..................................3 years

Leasehold improvements are amortized on the straight-line method over the shorter of the remaining terms of the lease or the estimated useful lives of the assets.

OTHER ASSETS
Other assets include costs incurred for the application of patents, net of amortization on a straight-line basis over 17 years. Accumulated amortization totalled $114,713 and $94,400 at March 31, 1996 and 1995, respectively. Amortization expense for the years ended March 31, 1996, 1995 and 1994 totalled $20,313, $31,086, and $19,962, respectively.

ACCOUNTING FOR LONG-LIVED ASSETS
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"(SFAS 121), which requires the Company to review for impairment of its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 will become effective for the Company's year ending March 31, 1997. The Company has studied the implications of SFAS 121 and, based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations.

REVENUE RECOGNITION FOR PRODUCT SALES
The Company records revenue from sales of its products upon shipment. In fiscal 1996 and 1995, sales to one customer accounted for 75% and 74% of net sales of products, respectively. In addition, 67% and 80% of accounts receivable at March 31, 1996 and 1995, respectively, were due from this customer.

RESEARCH AND DEVELOPMENT AND LICENSING/TECHNOLOGY REVENUES
Licensing fees are recognized as revenue when due and payable. Product development revenue is deferred upon receipt and is recognized as revenue as qualifying expenditures are incurred. Expenditures for research and development are charged to expense as incurred.

In April 1992, the Company entered into a joint development agreement with Eli Lilly and Co., that provided for the development and marketing of application specific products. The agreement included a $500,000 licensing fee and a provision for partial funding of the product development expenses related to the program. The Company has received Phase I funding of $1,000,000 and initial Phase II funding of $575,000 as part of the joint product development effort. This product development revenue had been fully recognized at March 31, 1994. This project has been on hold since spring 1994 pending resolution of Lilly's request to modify product specifications. Because the Company's injector design does not meet Lilly's size and cost goals, the Company and Lilly agreed to suspend any further development of a specialized insulin self injection device and the Company does not anticipate attempting to complete development of this device without Lilly's participation. All costs of the Lilly development contract have previously been expensed as research and development expenses. There were no product development revenues received or recognized in fiscal 1995 and 1996.

In March 1994, the Company entered into a joint development agreement with Schering AG, a major pharmaceutical manufacturer, for the development of application specific products. Under terms of the agreement, the Company received a $500,000 licensing fee in April 1994 and will receive partial funding of product development expenses on an agreed schedule. As defined in the agreement, under certain circumstances, the licensing and product development fees are convertible by the pharmaceutical company into common stock of the Company. The Board of Directors has reserved up to 285,715 shares for such potential conversion. In fiscal 1995, the Company received a total of $1.1 million from the pharmaceutical company, composed of $500,000 in licensing fees which were recognized as revenue during fiscal 1995 and $600,000 of Phase I product development revenues, $444,000 of which were recognized as revenue in fiscal 1995. In the third quarter of fiscal 1996, the Company received an additional $660,000. In fiscal 1996, $751,000 has been recognized as revenue.

In January 1995, the Company entered into a joint development agreement with Hoffmann-La Roche, a major pharmaceutical manufacturer, for the development of application specific products. The Company received a licensing fee totalling $500,000 which was recognized as revenue in fiscal 1995. The Company will also receive specified product development fees on an agreed upon schedule. In fiscal 1996, the Company received $900,000, of which $399,000 has been recognized as revenue.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS
109). Under the liability method specified by SFAS 109, the deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. At March 31, 1996, the Company had total deferred tax assets of approximately $10 million, consisting principally of available net operating loss carryforwards. No benefit for these operating losses has been reflected in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. Total deferred tax liabilities were insignificant as of March 31, 1996.

As of March 31, 1996, BMT has net operating loss carryforwards of approximately $584,000 available to reduce future federal taxable income, which expire in 2011. BI has net operating loss carryforwards of approximately $31 million available to reduce future federal taxable income, which expire in 2001 through 2011. Approximately $3.0 million of BI's carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of BI's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. BMSL has a net operating loss carryforward of approximately $575,000 (Cdn) available to reduce future Canadian taxable income, which expires in 1996 through 2003. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from capitalization of certain start-up costs and deductions related to the exercise of stock options for income tax purposes.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK OPTION ACCOUNTING
In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 disclosure requirements become applicable for the Company in fiscal 1997.

NET LOSS PER SHARE
Net loss per share is computed based on the weighted average number of common shares outstanding during the period. The effects of common stock equivalents have not been included in the calculation as they would be anti-dilutive.

3.     401(K) RETIREMENT BENEFIT PLAN:

The Company has a 401(k) Retirement Benefit Plan for its employees. All employees subject to certain age and length of service requirements are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under provisions of the Internal Revenue Code Section 401(k) and regulations thereunder. Effective January 1, 1996, the Company amended the plan to provide for voluntary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be in either cash or Company common stock. For calendar 1996, the Company has agreed to match 25% of employee contributions up to 6% of salary with Company stock. In fiscal 1996, the Company recorded an expense of $4,800 related to voluntary employer matches under the 401(k) Plan.

4.     SHAREHOLDERS' EQUITY:

PREFERRED STOCK
The Company has authorized 10 million shares of preferred stock, without par value, to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors.

COMMON STOCK
Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. No shares have been issued subject to assessment, and there are no preemptive or conversion rights and no provision for redemption, purchase or cancellation, surrender or sinking or purchase funds. Holders of common stock are not entitled to cumulate their shares in the election of directors. As described in Note 2, up to 285,715 shares of the Company's common stock have been reserved for issuance.

ESCROWED SHARES
As a result of the Company's initial public offering on the Vancouver Stock Exchange, 1.5 million shares of the Company were held in escrow pursuant to an Escrow Agreement dated May 30, 1986, among the Company, WAM Partnership and the escrow agent, Montreal Trust Company. WAM Partnership is owned by Carl E. Wilcox, former Chairman and C.E.O., and J. Thomas Morrow, former Director, and managed by Mr. Wilcox. Both Mr. Wilcox and Mr. Morrow are founders of the Company. The Escrow Agreement provided that these escrowed shares would be released from escrow based on two times the excess of cumulative cash flow for five consecutive years (as defined in the agreement) over 25% of the per share price in the Company's initial public offering, multiplied by the number of shares in escrow, calculated on an annual basis. Alternatively, the shares could be released by making application and obtaining consent of the Superintendent of Brokers of British Columbia based on demonstrating company value. Under the escrow agreement, any shares not released by July 14, 1996 would be cancelled.

In connection with Mr. Wilcox's resignation as Chairman and C.E.O. of the Company (see Note 6), the Board of Directors granted Mr. Wilcox a special power of attorney to exclusively perform all acts necessary to obtain extension of the escrow and/or release of the WAM Partnership escrow shares. In addition, the Board agreed to pay up to $10,000 of costs associated with such extension and/or release.

On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement are now held by the owners of the shares without risk of cancellation and may be sold. Upon release, approximately 150,000 of these shares are considered to have been contributed back to the Company and reissued to certain former employees in consideration for past services rendered on behalf of the Company. The Company will record the shares as contributed capital with a corresponding non-cash charge to compensation expense at the fair market value of the stock on the date of issuance. Accordingly, non-cash charge of $210,938 will be recorded in the financial statements in the first quarter of fiscal 1997 (quarter ending June 30, 1996).

STOCK OPTIONS
Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the "Plan"), which was approved by the Company's shareholders on November 20, 1992 and adopted by the Board effective December 17, 1992. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company's common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. As amended in fiscal 1995, a total of up to 3,000,000 shares of the Company's common stock including options outstanding at the date of initial shareholder approval of the Plan may be granted under the Plan. In September 1993, the Option Committee of the Board of Directors extended the expiration date of certain options granted to one employee. The difference between the option price and the fair market value at the date of extension aggregated $50,625, and has been reflected as compensation expense in the consolidated financial statements in fiscal 1994. Options outstanding at March 31, 1996 expire through May 25, 2005.

Stock option activity is summarized as follows:

                                                   Exercise
                                      Shares       Price          Amount
                                     _________     ____________   __________
Balances March 31, 1993              1,368,100     $3.20 - 5.00   $5,363,634
Options granted                        108,500      3.35 - 5.00      509,813
Options exercised                     (263,264)     3.20 - 5.00     (918,228)
Options canceled or expired           (144,711)     3.35 - 5.00     (530,967)
                                     _________     ____________  ___________
Balances March 31, 1994              1,068,625      3.20 - 5.00    4,424,252
Options granted                      1,427,250      2.60 - 4.75    5,387,632
Options exercised                            -                -            -
Options canceled or expired           (952,225)     3.00 - 5.00   (3,904,917)
                                     _________     ____________  ___________
Balances March 31, 1995              1,543,650      2.60 - 5.00    5,906,967
Options granted                      1,316,439      1.25 - 4.50    3,129,177
Options exercised                            -                -            -
Options canceled or expired         (1,161,150)     2.34 - 5.00   (4,302,332)
                                    __________     ____________  ___________
Balances March 31, 1996              1,698,939     $1.25 - 4.50  $ 4,733,812
                                    ==========     ============  ===========

At March 31, 1996, 1,043,312 of the total options outstanding were vested and exercisable.

WARRANTS
Warrant activity is summarized as follows:

                                                 Exercise
                                    Shares       Price         Amount
                                    _________    ____________  __________
Balances March 31, 1993                60,000    $       4.50  $  270,000
Warrants exercised                          -               -           -
Warrants canceled or expired                -               -           -
                                    _________    ____________  __________
Balances March 31, 1994                60,000            4.50     270,000
Warrants exercised                          -               -           -
Warrants canceled or expired          (60,000)           4.50    (270,000)
                                    _________    ____________  __________
Balances March 31, 1995                     -               -           -
Warrants issued                     2,440,095     1.97 - 2.00   4,875,906
Warrants exercised                          -               -           -
Warrants canceled or expired                -               -           -
                                    _________    ____________  __________
Balances March 31, 1996             2,440,095    $1.97 - 2.00  $4,875,906
                                    =========    ============  ==========

Of the total outstanding warrants, 575,752 expire February 28, 1998 and the remaining balance expire November 21, 2000.

5.     COMMITMENTS:

BI has operating leases for its manufacturing, sales and administrative facilities and warehouse facilities with options to renew for an additional five-year term upon expiration. BI also leases office equipment under operating leases for periods up to five years. At March 31, 1996, future minimum payments under noncancellable operating leases with terms in excess of one year are as follows:

Year Ending March 31,                    Facilities        Equipment
                                         __________        _________
       1997                              $210,516          $51,384
       1998                               105,258           41,408
       1999                                     -           20,118

Lease expense for the years ended March 31, 1996, 1995 and 1994 totalled $220,770, $214,099, and $232,557, respectively.

Subsequent to year end, the Company committed to repurchase certain inventories from one customer. The purchase price totalled $660,000 of which $322,000 has been satisfied and the balance is to be paid in two equal installments in July and October 1996.

6.     RELATED PARTY TRANSACTIONS:

On January 12, 1995, the Board of Directors announced the resignation of the Company's Chairman and Chief Executive Officer, Carl E. Wilcox. In consideration for Mr. Wilcox's long service to the Company, the Board granted Mr. Wilcox 100,000 shares of common stock valued at $241,000 and cash compensation totalling $247,000. The Board also vested 200,000 previously granted option shares at $4.00 per share and extended the expiration date to January 14, 1998. The Board granted Mr. Wilcox a special power of attorney to exclusively perform all acts necessary to obtain extension and/or release of the WAM Partnership escrow shares. On June 3, 1996, the British Columbia Securities Commission informed the Company that release of the escrow shares had been granted (see Note 4). The Board also agreed to pay Mr. Wilcox $20,000 per year for two years under a covenant not-to-compete. The value of the severance agreement totalling $488,000 was recorded as general and administrative expense in the accompanying financial statements in fiscal 1995.


Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

     The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on September 19, 1996 (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the information under the caption "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" in the Proxy Statement.

Item 11.    EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information under the caption " "EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS" in the Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the caption "CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS" in the Proxy Statement.


                                  PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

      (1)   Consolidated Financial Statements and Report of
            Independent Public Accountants are included under
            Item 8, in Part II.

      (2) Consolidated Financial Statement Schedules and Report of Independent Public Accountants on those schedules:

                                None required


      (3) Exhibits: The following exhibits are filed as part of this report. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.


Exhibit
Number     Exhibit Description
_______    _________________________________________________________________
 3.1       Articles of Incorporation of Bioject Medical Technologies Inc.
           incorporated by reference to the same exhibit number of the
           Company's Form 10-K for the year ended January 31, 1993.

 3.2       Amended and Restated By-laws of Bioject Medical Technologies Inc.
           Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended September 30, 1994.

 4.3* Bioject Medical Technologies Inc. 1992 Stock Incentive Plan, as amended through September 21, 1994

10.4       Lease Agreement dated March 21, 1989 between Spieker-Hosford-
           Eddy-Souther #174, Limited Partnership and Bioject Inc. for the
           Portland, Oregon facility incorporated by reference to the same exhibit number of Company's Form 10-K for the year ended January
           31, 1989.

10.4.1     Amended Lease Agreement dated June 18, 1992 between Bridgeport
           Woods Investors (successors in interest to Spieker-Hosford-Eddy-
           Souther #174 Limited Partnership) and Bioject Inc. for the
           Portland, Oregon facility incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended
           January 31, 1993.

10.7*      Executive Employment Contract with Peggy J. Miller, dated
           January 18, 1993 incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended
           January 31, 1993.

10.8*      Executive Employment Contract with J. Michael Redmond, dated
           February 8, 1996.

10.13      Employment Agreement with Richard B. Hollis dated December 5,
           1991 Incorporated by reference to the same exhibit number of the Company's Form 8 dated May 30, 1989 amending the Company's
           Form 10-K for the year ended January 31, 1989.

10.14 Common Stock Purchase Agreement between Eli Lilly and Company and Bioject Medical Systems Ltd. dated April 29, 1992 incorporated by reference to the same exhibit number of Company's
           Form 8, dated May 28, 1992, amending Company's Form 10-K for the year ended January 31, 1992.

10.15      Joint Venture Agreement, between Astra Pharma, Inc. and Bioject
           Medical Systems Ltd. and Bioject Inc. incorporated by reference to the same exhibit number of Company's Form 8, dated October 9, 1992, amending Company's Form 10-K for the year ended January 31,
           1992. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.17 Development and Licensing Agreement between Eli Lilly & Company and Bioject Inc., dated April 29, 1992 incorporated by reference to the same exhibit number of Company's Form 8, dated October 9, 1992, amending Company's Form 10-Q for the quarter ended
           April 30, 1992. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.17.1    Amendment to Development and Licensing Agreement between Eli
           Lilly and Company and Bioject Inc., effective May 5, 1993 incorporated by reference to the same exhibit number of Company's
           Form S-1, No. 33-68846, dated November 1, 1993. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential
           Treatment filed with the Commission under Rule 406 under the Securities Act of 1933, as amended.

10.20* Employment Contract with Carl E. Wilcox, dated November 14, 1991 incorporated by reference to the same exhibit number of Company's
           Form S-1, No. 33-68846, dated November 1, 1993.

10.20.1* Resignation Agreement with Carl E. Wilcox dated February 28, 1995 incorporated by reference to exhibit number 10.24 of the Company's Form 8 dated March 24, 1995.

10.20.2*   Amendment to Resignation Agreement with Carl E. Wilcox dated
           August 19, 1995 incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended
           September 30, 1995.

10.21* Employment Agreement with Steven F. Peterson dated April 17, 1991 incorporated by reference to the same exhibit number of Company's
           Form S-1, No. 33-68846, dated November 1, 1993.

10.22*     Escrow Agreement -- Property among Montreal Trust of Vancouver,
           Bioject Medical Systems Ltd. and WAM Partnership incorporated by reference to the same exhibit number of Company's Form S-1, No. 33-68846, dated November 1, 1993.

10.23      Development and Licensing Agreement between Schering, AG, Bioject
           Inc. and Bioject Medical Technologies Inc. dated March 28, 1994 incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended March 31, 1994.

10.25      Purchase Agreement between Homecare Management, Inc. and Bioject
           Inc. dated August 2, 1994. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Act of 1934.

10.26      Heads of Agreement between Hoffmann-La Roche Inc. and Bioject
           Inc. dated January 10, 1995. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Act of 1934.

10.27* Employment Agreement with James C. O'Shea dated October 3, 1995 incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended September 30, 1995.

10.28 Form of Amended and Restated Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1995 private placement incorporated by reference to exhibit
           4.2 of the Company's Registration Statement on Form S-3
           (No. 33-80679).

10.29      Form of Amended and Restated Series "A" Common Stock Purchase
           Warrant incorporated by reference to exhibit 4.3 of the Company's
           Registration Statement on Form S-3 (No. 33-80679).

10.30 Form of Series "B" Common Stock Purchase Warrant incorporated by reference to exhibit 4.4. of the Company's Registration Statement on Form S-3 (No. 33-80679).

10.31      Form of Amended and Restated Series "C" Common Stock Purchase
           Warrant incorporated by reference to exhibit 4.5 of the Company's
           Registration Statement on Form S-3 (No. 33-80679).

21.1       List of Subsidiaries incorporated by reference to Exhibit No.
           22.1 of Company's Form 10-K for the year ended January 31, 1993.

23.2       Consent of Independent Public Accountants

27.1       Financial Data Schedule


(b)    Forms 8K filed since last report:

       Form 8-K filed January 26, 1996 reporting third quarter results and suspension of shipments to HMI

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies
Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)


                                    By: /S/ JAMES C. O'SHEA
                                    James C. O'Shea
                                    Chairman of the Board, President
                                    and Chief Executive Officer

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on the dates shown.

SIGNATURE                              TITLE

/S/ JAMES C. O'SHEA                    Chairman of the Board, President
James C. O'Shea                        and Chief Executive Officer

/S/ PEGGY J. MILLER                    Vice President, Chief Financial
Peggy J. Miller                        Officer and Secretary/Treasurer

/S/ WILLIAM A. GOUVEIA                 Director
William A. Gouveia

/S/ JOHN RUEDY, M.D.                   Director
John Ruedy, M.D.

/S/ CECIL E. SPEARMAN                  Director
Cecil E. Spearman

/S/ GRACE K. FEY                       Director
Grace K. Fey

                                  INDEX TO EXHIBITS

Exhibit
Number     Exhibit Description
_______    ________________________________________________________________

10.8       Executive Employment Contract with J. Michael Redmond, dated
           February 8, 1996.

23.2       Consent of Independent Public Accountants

27.1       Financial Data Schedule
