Form 10-Q
period 1996-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1996-08-13
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                      ___________________________________


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                      OR


                  For the quarterly period ended June 30, 1996


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

     At June 30, 1996 there were 15,616,712 outstanding shares of common stock of the registrant.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. (BMT) and its subsidiaries, Bioject Medical Systems Ltd. (BMSL) and Bioject Inc. (BI) (together, unless the context otherwise requires, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. BMT, BMSL and BI were formed for the purpose of developing, manufacturing and distributing a new drug delivery system, capable of injecting medications through the skin without the traditional needle puncture. The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the first quarter of the year ending March 31, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


     - Consolidated Statements of Operations for the quarters ended June 30, 1996 and June 30, 1995

     -    Consolidated Balance Sheets dated June 30, 1996 and March 31, 1996

     - Consolidated Statements of Cash Flows for the quarters ended June 30, 1996 and June 30, 1995

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               Three-Month Period Ended
                                                       June 30,


                                               1996            1995
                                               -------------------------

REVENUES:

     Net sales of products                     $   176,869     $ 703,444
     Licensing/technology fees                     314,900       225,000
                                               -----------     ---------
                                                   491,769       928,444
                                               -----------   -----------
EXPENSES:

     Manufacturing                                 581,542     1,408,790
     Research and development                      408,368       367,806
     Selling, general and administrative           747,427       866,309
     Other (income) expense, net                   (21,672)      (67,718)
                                               -----------   -----------
                                                 1,715,665     2,575,187
                                               -----------   -----------

INCOME (LOSS) BEFORE TAXES                      (1,223,896)   (1,646,743)

PROVISION FOR INCOME TAXES                               -             -
                                               -----------   -----------

NET INCOME (LOSS)                              $(1,223,896)  $(1,646,743)
                                               ===========   ===========

EARNINGS (LOSS) PER SHARE                      $      (.08)  $      (.12)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            15,585,232    13,259,197
                                               ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               June 30,        March 31,
                                               1996            1996
                                               --------------------------
                                               (unaudited)
               ASSETS
- ------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $ 2,753,489    $ 3,098,251
     Securities available for sale                        -        993,056
     Accounts receivable                             72,710        424,859
     Inventories                                  1,517,180      1,255,945
     Prepaid and other current assets                47,782         45,714
                                                -----------    -----------
          Total current assets                    4,391,161      5,817,825

CASH - RESTRICTED                                   173,163              -

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      1,431,295      1,428,001
     Production molds                               780,980        777,353
     Furniture and fixtures                         163,116        163,116
     Leasehold improvements                          73,854         73,854
     Equipment and molds under
       construction, pledged                        279,559              -
                                                -----------    -----------
                                                  2,728,804      2,442,324
     Less - Accumulated depreciation             (1,213,338)    (1,048,638)
                                                -----------    -----------
                                                  1,515,466      1,393,686
OTHER ASSETS                                        301,394        307,105
                                                -----------    -----------
                                                $ 6,381,184    $ 7,518,616
                                                ===========    ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                           $   305,977    $   550,174
     Accrued payroll                                136,158        158,225
     Other accrued liabilities                      225,702        216,924
     Deferred revenue                               300,600        566,000
                                                -----------    -----------
          Total current liabilities                 968,437      1,491,323

LONG-TERM DEBT                                      450,000              -
COMMITMENTS
SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding                                    -              -
     Common stock, no par, 100,000,000
       shares authorized; issued and
       outstanding 15,616,712 shares at
       June 30, 1996 and 15,585,232 at
       March 31, 1996                            36,160,508     36,001,158
     Accumulated deficit                        (31,197,761)   (29,973,865)
                                                -----------    -----------
          Total shareholders' equity              4,962,747      6,027,293
                                                -----------    -----------
                                                $ 6,381,184    $ 7,518,616
                                                ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                 Three-Month Period Ended
                                                         June 30,

                                                1996           1995
                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(1,223,896)   $(1,646,743)
     Adjustments to net loss:
        Depreciation and amortization               172,200        132,600
        Common stock issued for services            159,350         16,768
     Net changes in assets and liabilities:
        Accounts receivable                         352,149        (69,249)
        Inventories                                (261,235)      (267,876)
        Prepaid and other current assets             (2,068)        14,516
        Accounts payable                           (244,197)        51,133
        Accrued payroll                             (22,067)       (49,808)
        Other accrued liabilities                     8,778         14,316
        Deferred revenue                           (265,400)       (75,000)
                                                -----------    -----------
     Net Cash Used in Operating Activities       (1,326,386)    (1,879,343)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                  (173,163)             -
     Purchase of securities available for sale            -       (986,320)
     Sale of securities available for sale          993,056      3,989,468
     Capital expenditures                          (286,480)      (467,298)
     Other assets                                    (1,789)       (25,555)
                                                -----------    -----------
     Net Cash Used in Investing Activities          531,624      2,510,295
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Insurance of long-term debt                    450,000              -
     Cash proceeds from common stock                      -              -
                                                -----------    -----------
     Net Cash Provided by Financing Activities      450,000              -
                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                            (344,762)       630,952
     Cash and cash equivalents at beginning
       of period                                  3,098,251      2,057,384
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 2,753,489    $ 2,688,336
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

2.   ACCOUNTING POLICIES:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                            June 30,        March 31,
                                              1996            1996
                                           ----------      ----------

           Raw Materials                   $  696,093      $  697,694
           Work in Process                     12,467          12,467
           Finished Goods                     808,620         545,784
                                           ----------      ----------
                                           $1,517,180      $1,255,945
                                           ==========      ==========


During the first quarter, although not obligated to do so, the Company committed to repurchase certain inventories from one customer. The purchase price totalled $660,000 of which $322,000 has been satisfied and the balance is to be acquired and paid in two equal installments in July and October 1996.

PROPERTY AND EQUIPMENT AND LONG-TERM DEBT
In the first quarter of fiscal 1997, the Company commenced acquiring tooling and molds under a contract with Schering AG. Under the contract, Schering has agreed to advance the Company up to $1.6 million on an agreed-upon schedule to acquire this capital equipment which is pledged to Schering subject to repayment of the loans. During the quarter, $450,000 of these loans were received from Schering. Unexpended funds advanced to the Company must be held in a separate account and are also pledged against repayment of the debt. The loans bear interest at Wells Fargo Bank prime plus 2 1/2%. Interest only is payable in annual installments until March 1998 at which time repayment of principal and interest will commence and be amortized over a 24-36 month period.

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


3.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying, unaudited consolidated financial statements do not include all information and footnote disclosures normally included in an audited financial statement. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments except as described below) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

     On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow pursuant to an escrow agreement dated May 30, 1986. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement since the Company's initial public offering in July 1986 are now held by the owners of the shares without risk of cancellation and may be sold. As previously disclosed, a non-cash charge to compensation expense is required to be recorded for certain of the shares being released from the escrow account and transferred to certain former employees and consultants of the Company. Accordingly, a non-cash charge totalling $120,000 has been recorded in the financial statements during the quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     The Company has been developing a self-injection system for Schering AG, Germany, under a multi-year contract signed in March 1994. On June 26, 1996, the Company and Schering entered into a Supply Agreement which specifies the terms under which the Company will manufacture and sell the self-injection systems to Schering. Subject to Schering's satisfaction with certain product test results and receipt of regulatory approval in the United States and certain foreign countries, Bioject will manufacture the self-injection systems exclusively for Schering AG which will distribute the systems on a worldwide basis to multiple sclerosis patients using Betaseron. The agreement extends for an initial term of eight years and provides for minimum amounts which must be produced by Bioject and which must be purchased by Schering AG in order for both parties to maintain their rights under the agreement. The Company has commenced preparation to manufacture the self-injection systems, and initial shipments under the agreement are scheduled to commence in the first quarter of fiscal 1998.

     The Company's revenues to date have not been sufficient to cover operating expenses. However, the Company believes that if its products achieve market acceptance and the volume of sales increases, and its product costs are reduced, its costs of goods as a percentage of sales will decrease and eventually the Company will generate net income. (See "Forward Looking Statements") The level of sales required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain efficiencies that can be attained through volume and automated manufacturing, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will be able to successfully implement its manufacturing cost reduction program or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur.

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

     On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow pursuant to an escrow agreement dated May 30, 1986. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement since the Company's initial public offering in July 1986 are now held by the owners of the shares without risk of cancellation and may be sold. As previously disclosed, a non-cash charge to compensation expense is required to be recorded for certain of the shares being released from the escrow account and transferred to certain former employees and consultants of the Company. Accordingly, a non-cash charge totalling $120,000 has been recorded in the financial statements during the quarter.

     During fiscal 1997, the Company will continue to focus its efforts on expanding sales, reducing the cost of its products, developing injectors for Schering and Hoffmann-La Roche, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from options in fiscal 1997. (See Forward Looking Statements).

RESULTS OF OPERATIONS

     Product sales decreased from $703,000 in the first quarter of fiscal 1996 to $177,000 in the first quarter of fiscal 1997. Sales in the first quarter of fiscal 1996 consisted of approximately $650,000 of sales to Health Management

Inc., and the remainder to hospitals, large clinics, and individual physician offices. Sales in the first quarter of fiscal 1997 consisted primarily of non-HMI sales to public health clinics.

     License and technology fees increased from $225,000 in the first quarter of fiscal 1996 to $315,000 in the first quarter of fiscal 1997. Both quarters consisted of product development fees recognized for work performed to develop a self injection device for the administration of Betaseron to multiple sclerosis patients under an agreement with Schering, AG, and product development fees for work to develop proprietary drug delivery systems under an agreement with Hoffmann-La Roche. The increase in fees reflected an increase in activity for the first quarter of fiscal 1997 compared to the first quarter in the prior year.

     Manufacturing expense decreased from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 by $827,000. This decrease was the result of the decline in product sales and the elimination of certain excess materials and labor costs incurred in installing and validating the automated syringe assembly equipment and testing Biojector prototypes in the first quarter of the prior year.

     Research and development expenses were up from $368,000 in the first quarter of fiscal 1996 to $408,000 in the first quarter of fiscal 1997 due to a one-time non cash charge totalling $95,000 for past research and development consulting services resulting from the release of certain escrowed shares offset by a fluctuation in activity associated with the Schering and Hoffmann-La Roche projects.

     Selling, general and administrative expense decreased from $866,000 in the first quarter of fiscal 1996 to $747,000 in the first quarter of fiscal 1997. The decrease was due primarily to a reduction in personnel from the prior year's quarter offset by a one-time non cash charge totalling $25,000 for past selling and administrative employee services.

     Other income consists of earnings on available cash balances and, in fiscal 1997, such income is net of interest expense on a long-term debt due to Schering AG. Other income decreased from $68,000 in the first quarter of fiscal 1996 to $22,000 in the first quarter of fiscal 1997, as a result of decreases in cash balances and the offsetting effect of interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products and a private placement of common stock completed in fiscal 1996 with net proceeds of approximately $3.5 million. Net proceeds received upon issuance of securities from inception through June 30, 1996 totalled approximately $36.0 million.

     Cash, cash equivalents and marketable securities totalled, $2.8 million at June 30, 1996 and $4.1 million at March 31, 1996. The decrease resulted primarily from operating losses and from reductions in certain short term liabilities.

     Inventories increased from $1.3 million at March 31, 1996 to $1.5 million at June 30, 1996, due to the repurchase of certain inventories from HMI. The Company has committed to repurchase an additional $338,000 in inventories in July and October 1996. The repurchase of these inventories was optional and was at a substantial discount to the original selling price to HMI.

     The Company expects to expend approximately $2.0 million for capital equipment in fiscal 1997. Substantially all of these expenditures are related to ramp-up of manufacturing for the Schering product launch. Based on its contract with Schering, the Company believes that up to $1.6 million of these expenditures will be funded by interest bearing loans to be provided by Schering with repayment by Bioject over a period of 4 to 5.5 years. During the quarter, a total of $450,000 of these funds was advanced by Schering to the Company. Of this total, $277,000 was used as deposits on molds and $173,000 was held in a restricted cash account for future mold expenditures.

    The Company believes that its current cash position and loans from Schering combined with revenues and other cash receipts will be adequate to fund the Company's operations through fiscal 1997. (See "Forward Looking Statements"). Thereafter, the Company is likely to require additional financing. However, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate the financing requirement. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. (See "Forward Looking Statements"). However, there can be no assurance that such financing will be available on favorable terms or at all. Failure to obtain additional financing when required would significantly restrict the Company's operations and ability to continue product development, and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.

FORWARD LOOKING STATEMENTS

     Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors are described in more detail in the Company's Annual Report on Form 10-K and other S.E.C. filings.

                                   PART II
                              OTHER INFORMATION



Item 1.   Legal Proceedings

          None during the quarter ended June 30, 1997.


Item 2.   Changes in Securities

          None during the quarter ended June 30, 1997.


Item 3.   Defaults Upon Senior Securities

          None during the quarter ended June 30, 1997.


Item 4.   Submission of Matters to a Vote of Security Holders

          None during the quarter ended June 30, 1997.


Item 5.   Other Information

          None during the quarter ended June 30, 1997.


Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:

          10.32.1 Security Agreement dated June 26, 1996 between Bioject Inc. and Schering Aktiengesellschaft.

          REPORTS ON FORM 8-K:

          Form 8-K dated June 3, 1996 reporting the release of the WAM Partnership Escrowed Shares by the British Columbia
          Securities Commission.

          Form 8-K dated June 26, 1996 reporting the signing of a supply agreement between Schering Aktiengesellschaft and Bioject Inc. Confidential treatment has been requested with respect to certain portions of this agreement.

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  August 12, 1996              /S/ James C. O'Shea
                                    ---------------------------------
                                    James C. O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Peggy J. Miller
                                    ---------------------------------
                                    Peggy J. Miller
                                    Vice President and Chief Financial Officer