Form 10-Q/A
period 1996-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1996-10-02
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                      ___________________________________


                                   FORM 10-Q/A
                                (Amendment No. 1)


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

     At June 30, 1996 there were 15,616,712 outstanding shares of common stock of the registrant.

                             INDEX TO EXHIBITS



Exhibit No.            Exhibit Description
-----------            -------------------------------
   27                  Financial Data Schedule

                                SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BIOJECT MEDICAL TECHNOLOGIES INC.
                               (Registrant)



Date:  October 2, 1996         /S/ Peggy J. Miller
                               ---------------------------------
                               Peggy J. Miller
                               Vice President and Chief Financial Officer