Form 10-Q
period 1996-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1996-11-14
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                      ___________________________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

               For the quarterly period ended September 30, 1996


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

     At September 30, 1996 there were 15,616,712 outstanding shares of common stock of the registrant.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. (BMT) and its subsidiaries, Bioject Medical Systems Ltd. (BMSL) and Bioject Inc. (BI) (together, unless the context otherwise requires, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. BMT, BMSL and BI were formed for the purpose of developing, manufacturing and distributing a new drug delivery system, capable of injecting medications through the skin without the traditional needle puncture. The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the second quarter of the year ending March 31, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


        - Consolidated Statements of Operations for the quarters ended September 30, 1996 and September 30, 1995

        - Consolidated Statements of Operations for the six months ended September 30, 1996 and September 30, 1995

        - Consolidated Balance Sheets dated September 30, 1996 and
            March 31, 1996

        - Consolidated Statements of Cash Flows for the quarters ended September 30, 1996 and September 30, 1995

        - Consolidated Statements of Cash Flows for the six months ended September 30, 1996 and September 30, 1995

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               Three-Month Period Ended
                                                       September 30,


                                               1996            1995
                                               -------------------------

REVENUES:

     Net sales of products                     $   342,762     $ 930,575
     Licensing/technology fees                     270,600       225,000
                                               -----------     ---------
                                                   613,362     1,155,575
                                               -----------   -----------
EXPENSES:

     Manufacturing                                 603,001     1,485,237
     Research and development                      284,112       360,202
     Selling, general and administrative           824,637       811,055
     Other (income) expense, net                   (28,440)      (41,029)
                                               -----------   -----------
                                                 1,683,310     2,615,465
                                               -----------   -----------

INCOME (LOSS) BEFORE TAXES                      (1,069,948)   (1,459,890)

PROVISION FOR INCOME TAXES                               -             -
                                               -----------   -----------

NET INCOME (LOSS)                              $(1,069,948)  $(1,459,890)
                                               ===========   ===========

EARNINGS (LOSS) PER SHARE                      $      (.07)  $      (.11)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            15,616,712    13,270,251
                                               ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                 Six-Month Period Ended
                                                       September 30,


                                               1996            1995
                                               -------------------------

REVENUES:

     Net sales of products                     $   519,631   $ 1,634,019
     Licensing/technology fees                     585,500       450,000
                                               -----------     ---------
                                                 1,105,131     2,084,019
                                               -----------   -----------
EXPENSES:

     Manufacturing                               1,184,543     2,894,027
     Research and development                      692,480       728,008
     Selling, general and administrative         1,572,064     1,677,364
     Other (income) expense, net                   (50,112)     (108,747)
                                               -----------   -----------
                                                 3,398,975     5,190,652
                                               -----------   -----------

INCOME (LOSS) BEFORE TAXES                      (2,293,844)   (3,106,633)

PROVISION FOR INCOME TAXES                               -             -
                                               -----------   -----------

NET INCOME (LOSS)                              $(2,293,844)  $(3,106,633)
                                               ===========   ===========

EARNINGS (LOSS) PER SHARE                      $      (.15)  $      (.23)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            15,601,058    13,264,754
                                               ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               September 30,   March 31,
                                               1996            1996
                                               --------------------------
               ASSETS                           (unaudited)
------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $ 1,501,373    $ 3,098,251
     Securities available for sale                        -        993,056
     Accounts receivable                            269,586        424,859
     Inventories                                  1,575,984      1,255,945
     Prepaid and other current assets                43,850         45,714
                                                -----------    -----------
          Total current assets                    3,390,793      5,817,825

CASH - RESTRICTED                                   795,836              -

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      1,435,738      1,428,001
     Production molds                               780,980        777,353
     Furniture and fixtures                         163,832        163,116
     Leasehold improvements                          73,854         73,854
     Equipment and molds under
       construction, pledged                        604,164              -
     Capitalized interest                            30,908
                                                -----------    -----------
                                                  3,089,476      2,442,324
     Less - Accumulated depreciation             (1,337,838)    (1,048,638)
                                                -----------    -----------
                                                  1,751,638      1,393,686
OTHER ASSETS                                        297,927        307,105
                                                -----------    -----------
                                                $ 6,236,194    $ 7,518,616
                                                ===========    ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                           $   442,299    $   550,174
     Accrued payroll                                184,932        158,225
     Other accrued liabilities                      286,166        216,924
     Deferred revenue                                30,000        566,000
                                                -----------    -----------
          Total current liabilities                 943,397      1,491,323

LONG-TERM DEBT                                    1,400,000              -
COMMITMENTS
SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding                                                   -
     Common stock, no par, 100,000,000
       shares authorized; issued and
       outstanding 15,616,712 shares at
       September 30, 1996 and 15,585,232
       at March 31, 1996                         36,160,508     36,001,158
     Accumulated deficit                        (32,267,711)   (29,973,865)
                                                -----------    -----------
          Total shareholders' equity              3,892,797      6,027,293
                                                -----------    -----------
                                                $ 6,236,194    $ 7,518,616
                                                ===========    ===========
                   The accompanying notes are an integral part of these consolidated financial statements.
Page 4

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                 Three-Month Period Ended
                                                       September 30,

                                                1996           1995
                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(1,069,948)   $(1,459,890)
     Adjustments to net loss:
        Depreciation and amortization               132,000        132,600
        Common stock issued for services                  -              -
     Net changes in assets and liabilities:
        Accounts receivable                        (196,876)       121,452
        Inventories                                 (58,804)        32,438
        Prepaid and other current assets              3,932         11,418
        Accounts payable                            136,322        (96,197)
        Accrued payroll                              48,774        107,525
        Other accrued liabilities                    60,462         18,584
        Deferred revenue                           (270,600)       (25,000)
                                                -----------    -----------
     Net Cash Used in Operating Activities       (1,214,738)    (1,157,070)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                  (622,673)             -
     Purchase of securities available for sale            -
     Sale of securities available for sale                -        986,320
     Capital expenditures                          (360,672)       (23,645)
     Other assets                                    (4,033)       (12,804)
                                                -----------    -----------
     Net Cash Used in Investing Activities         (987,378)       949,871
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                     950,000              -
     Cash proceeds from common stock                      -              -
                                                -----------    -----------
     Net Cash Provided by Financing Activities      950,000              -
                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                          (1,252,116)      (207,199)
     Cash and cash equivalents at beginning
       of period                                  2,753,489      2,688,336
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 1,501,373    $ 2,481,137
                                                ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                  Six-Month Period Ended
                                                       September 30,

                                                1996           1995
                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(2,293,844)   $(3,106,633)
     Adjustments to net loss:
        Depreciation and amortization               304,200        265,200
        Common stock issued for services            159,350         16,766
     Net changes in assets and liabilities:
        Accounts receivable                         155,273         52,203
        Inventories                                (320,039)      (235,438)
        Prepaid and other current assets              1,864         25,934
        Accounts payable                           (107,875)       (45,062)
        Accrued payroll                              26,707         57,717
        Other accrued liabilities                    69,240         32,900
        Deferred revenue                           (536,000)      (100,000)
                                                -----------    -----------
     Net Cash Used in Operating Activities       (2,541,124)    (3,036,413)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                  (795,836)             -
     Purchase of securities available for sale            -       (986,320)
     Sale of securities available for sale          993,056      4,975,788
     Capital expenditures                          (647,152)      (490,943)
     Other assets                                    (5,822)       (38,359)
                                                -----------    -----------
     Net Cash Used in Investing Activities         (455,754)     3,460,166
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                   1,400,000              -
     Cash proceeds from common stock                      -              -
                                                -----------    -----------
     Net Cash Provided by Financing Activities    1,400,000              -
                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                          (1,596,878)       423,753
     Cash and cash equivalents at beginning
       of period                                  3,098,251      2,057,384
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 1,501,373    $ 2,481,137
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

     The Company's revenues to date have been derived primarily from licensing and technology fees and more recently from sales of the Biojector 2000 system and Biojector syringes to public health clinics and to Health Management Inc. with whom the Company signed a two-year distribution agreement in fiscal
1995. Subsequent to year end this agreement was cancelled. Although not obligated to do so, the Company agreed to repurchase a portion of the goods sold. Future revenues will depend upon acceptance and use by healthcare providers of the Company's jet injection technology. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms might have on its business. In the future the Company may require additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

2.   ACCOUNTING POLICIES:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                          September 30,    March 31,
                                              1996            1996
                                           ----------      ----------
           Raw Materials                   $  739,004      $  697,694
           Work in Process                     18,352          12,467
           Finished Goods                     818,628         545,784
                                           ----------      ----------
                                           $1,575,984      $1,255,945
                                           ==========      ==========
Page 7

During the first six months, although not obligated to do so, the Company committed to repurchase certain inventories from one customer. The purchase price totalled $660,000 of which $491,000 has been satisfied and the balance is to be paid in October 1996.

PROPERTY AND EQUIPMENT AND LONG-TERM DEBT
In the first six months of fiscal 1997, the Company commenced acquiring tooling and molds under a contract with Schering AG. Under the contract, Schering has agreed to advance the Company up to $1.6 million on an agreed-upon schedule to acquire this capital equipment which is pledged to Schering subject to repayment of the loans. During the six month period, $1.4 million, of these loans were received from Schering. Unexpended funds advanced to the Company must be held in a separate account and are also pledged against repayment of the debt. The loans bear interest at Wells Fargo Bank prime rate plus 2 1/2%. Interest only is payable in annual installments until March 1998 at which time repayment of principal and interest will commence and be amortized over a 24-36 month period.

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

     On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow pursuant to an escrow agreement dated May 30, 1986. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement since the Company's initial public offering in July 1986 are now held by the owners of the shares without risk of cancellation and may be sold. As previously disclosed, a non-cash charge to compensation expense is required to be recorded for certain of the shares being released from the escrow account and transferred to certain former employees and consultants of the Company. Accordingly, a non-cash charge totalling $120,000 has been recorded in the financial statements in the first quarter of fiscal 1997.

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

     On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow pursuant to an escrow agreement dated May 30, 1986. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement since the Company's initial public offering in July 1986 are now held by the owners of the shares without risk of cancellation and may be sold. As previously disclosed, a non-cash charge to compensation expense is required to be recorded for certain of the shares being released from the escrow account and transferred to certain former employees and consultants of the Company. Accordingly, a non-cash charge totalling $120,000 has been recorded in the financial statements during the first quarter.

     During fiscal 1997, the Company will continue to focus its efforts on expanding sales, reducing the cost of its products, developing injectors for Schering and Hoffmann-La Roche, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from options in fiscal 1997. (See Forward Looking Statements).

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995. Product sales decreased from $931,000 in the second quarter of fiscal
1996 to $343,000 in the second quarter of fiscal 1997. Sales in the second quarter of fiscal 1996 consisted of approximately $650,000 of sales to Health Management Inc., and the remainder to providers of flu season immunizations. Product Sales in the second quarter of fiscal 1997 consisted primarily of sales for flu season immunizations. The decrease in product sales was directly attributable to the previously announced suspension of shipments to HMI. License and technology fees increased from $225,000 in the second quarter of fiscal 1996 to $271,000 in the second quarter of fiscal 1997. Both quarters consisted of product development fees recognized for work performed to develop a self injection device for the administration of Betaseron to multiple sclerosis patients under an agreement with Schering, AG, and product development fees for work to develop proprietary drug delivery systems under an agreement with Hoffmann-La Roche. The increase in fees reflected an variations in activity for the second quarter of fiscal 1997 compared to the second quarter in the prior year.

     Manufacturing expense decreased from the second quarter of fiscal 1996 to the second quarter of fiscal 1997 by $882,000. This decrease was the result of the decline in product sales and the elimination of certain excess materials and labor costs incurred in connection with the installation and validation of the automated syringe assembly equipment and testing of Biojector unibody prototypes in the second quarter of the prior year.
Research and development expenses declined from $360,000 in the second quarter of fiscal 1996 to $284,000 in the second quarter of fiscal 1997 due to fluctuations in out-of-pocket expenses associated with the Schering and Hoffmann-La Roche projects. Selling, general and administrative expense remained constant at $811,000 in the second quarter of fiscal 1996 compared to $825,000 in the second quarter of fiscal 1997. The slight increase was due to normal variations in the timing of some expenses.

     Other income consists of earnings on available cash balances. Other income decreased from $41,000 in the second quarter of fiscal 1996 to $28,000 in the second quarter of fiscal 1997 as a result of decreases in cash balances.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995. Revenues for the six months ended September 30, 1996 consist of $520,000 in product sales and $586,000 in product development fees. This compares to $1.6 million from product sales (81% of which were to HMI) and $450,000 in product development fees earned in the comparable period in the prior year. The decrease in product sales was directly attributable to the previously announced suspension of shipments to HMI. Licensing and technology fees consist entirely of product development fees recognized as revenue under the Schering and Hoffmann-La Roche contracts.

Manufacturing costs decreased from $2.9 million in the first six months of the prior year to $1.2 million in the comparable period in the current year. This decrease was due to lower product sales and, therefore, corresponding decreases in the costs of product sold. It was also due to the elimination of excess labor and materials associated with qualifying the syringe automation equipment for production and to costs associated with Biojector unibody prototype testing and qualification. Research and product development expenses decreased approximately $36,000 due to fluctuation in prototype and other out-of-pocket expenses. Selling, general and administrative costs decreased approximately $100,000 due primarily to reduced personnel expenses.

Other income consists of earnings on available cash balances. Other income decreased in relation to the comparable periods the prior year as a result of decreases in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products and a private placement of common stock completed in fiscal 1996 with net proceeds of approximately $3.5 million. Net proceeds received upon issuance of securities from inception through September 30, 1996 totalled approximately $36.0 million.

     Cash, cash equivalents and marketable securities totalled, $1.5 million at September 30, 1996 and $4.1 million at March 31, 1996. The decrease resulted primarily from operating losses and from reductions in certain short term liabilities.

     Inventories increased from $1.3 million at March 31, 1996 to $1.6 million at September 30, 1996, due to the repurchase of certain inventories from HMI. The Company has committed to repurchase an additional $169,000 in inventories in October 1996. The repurchase of these inventories was optional and was at a substantial discount to the original selling price to HMI.

     The Company expects to expend approximately $2.0 million for capital equipment in fiscal 1997. Substantially all of these expenditures are related to ramp-up of manufacturing for the Schering product launch. Based on its contract with Schering, the Company believes that up to $1.6 million of these expenditures will be funded by interest bearing loans to be provided by Schering with repayment by Bioject over a period of 4 to 5.5 years. During the first six months, a total of $1.4 million of these funds was advanced by Schering to the Company. Of this total, $604,000 was used as deposits on equipment and molds and $796,000 was held in a restricted cash account for future equipment and mold expenditures.

    The Company believes that its current cash position and loans from Schering combined with revenues and other cash receipts will be adequate to fund the Company's operations through fiscal 1997. (See "Forward Looking Statements"). Thereafter, the Company will require additional financing. However, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate the financing requirement. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. (See "Forward Looking Statements"). However, there can be no assurance that such financing will be available on favorable terms or at all. Failure to obtain additional financing when required would significantly restrict the Company's operations and ability to continue product development, and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.

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

                                   PART II
                              OTHER INFORMATION



Item 1.   Legal Proceedings

          None during the quarter ended September 30, 1996.


Item 2.   Changes in Securities

          None during the quarter ended September 30, 1996.


Item 3.   Defaults Upon Senior Securities

          None during the quarter ended September 30, 1996.


Item 4.   Submission of Matters to a Vote of Security Holders

          None during the quarter ended September 30, 1996.


Item 5.   Other Information

          None during the quarter ended September 30, 1996.


Item 6.   Exhibits and Reports on Form 8-K

           EXHIBITS:

		10.4.2	Lease Agreement dated September 10, 1996 between
				Bridgeport Woods Business Park and Bioject Inc. for
				the Portland, Oregon facility.

	     REPORTS ON FORM 8K:

	      None.

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  November 14, 1996            /S/ James C. O'Shea
                                    ---------------------------------
                                    James C. O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Peggy J. Miller
                                    ---------------------------------
                                    Peggy J. Miller
                                    Vice President and Chief Financial Officer