Form 10-Q
period 1996-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1997-02-14
CIK 810084

SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C.  20549


                      ___________________________________

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                      OR



               For the quarterly period ended December 31, 1996


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


     At December 31, 1996 there were 19,051,205 outstanding shares of common stock of the registrant.










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


        - Consolidated Statements of Operations for the quarters ended December 31, 1996 and December 31, 1995

        - Consolidated Statements of Operations for the six months ended December 31, 1996 and December 31, 1995

        - Consolidated Balance Sheets dated December 31, 1996 and
            March 31, 1996

        - Consolidated Statements of Cash Flows for the quarters ended December 31, 1996 and December 31, 1995

        - Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and December 31, 1995

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                               Three-Month Period Ended
                                                     December 31,
                                               1996            1995
                                               -------------------------


REVENUES:

     Net sales of products                     $   325,791     $ 961,630
     Licensing/technology fees                      80,000       375,000
                                               -----------     ---------
                                                   405,791     1,336,630
                                               -----------   -----------
EXPENSES:

     Manufacturing                                 422,344     1,353,714
     Research and development                      312,922       441,972
     Selling, general and administrative           767,992       826,804
     Other (income) expense, net                   (14,717)      (38,722)
                                               -----------   -----------
                                                 1,488,541     2,583,768
                                               -----------   -----------

INCOME (LOSS) BEFORE TAXES                      (1,082,750)   (1,247,138)

PROVISION FOR INCOME TAXES                               -             -
                                               -----------   -----------

NET INCOME (LOSS)                              $(1,082,750)  $(1,247,138)
                                               ===========   ===========

EARNINGS (LOSS) PER SHARE                      $      (.07)  $      (.09)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            16,189,127    14,206,700
                                               ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                 Nine-Month Period Ended
                                                     December 31,
                                               1996            1995
                                               -------------------------


REVENUES:

     Net sales of products                     $   845,422   $ 2,595,649
     Licensing/technology fees                     665,500       825,000
                                               -----------   -----------
                                                 1,510,922     3,420,649
                                               -----------   -----------
EXPENSES:

     Manufacturing                               1,606,887     4,245,915
     Research and development                    1,005,402     1,169,956
     Selling, general and administrative         2,340,058     2,506,017
     Other (income) expense, net                   (64,829)     (147,468)
                                               -----------   -----------
                                                 4,887,518     7,774,420
                                               -----------   -----------

INCOME (LOSS) BEFORE TAXES                      (3,376,596)   (4,353,771)

PROVISION FOR INCOME TAXES                               -             -
                                               -----------   -----------

NET INCOME (LOSS)                              $(3,376,596)  $(4,353,771)
                                               ===========   ===========

EARNINGS (LOSS) PER SHARE                      $      (.22)  $      (.32)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            15,807,517   13,579,878
                                               ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               December 31,    March 31,
                                               1996            1996
                                               --------------------------
               ASSETS                           (unaudited)
------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $ 2,503,543    $ 3,098,251
     Securities available for sale                        -        993,056
     Accounts receivable                            259,388        424,859
     Inventories                                  1,723,474      1,255,945
     Prepaid and other current assets                44,195         45,714
                                                -----------    -----------
          Total current assets                    4,530,600      5,817,825

CASH - RESTRICTED                                   308,558              -

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      1,435,738      1,428,001
     Production molds                               780,980        777,353
     Furniture and fixtures                         163,832        163,116
     Leasehold improvements                          73,854         73,854
     Equipment and molds under
       construction, pledged                      1,382,425              -
     Capitalized interest                            67,576
                                                -----------    -----------
                                                  3,904,405      2,442,324
     Less - Accumulated depreciation             (1,379,338)    (1,048,638)
                                                -----------    -----------
                                                  2,525,067      1,393,686
OTHER ASSETS                                        290,594        307,105
                                                -----------    -----------
                                                $ 7,654,819    $ 7,518,616
                                                ===========    ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                           $   645,923    $   550,174
     Accrued payroll                                188,362        158,225
     Other accrued liabilities                      241,487        216,924
     Deferred revenue                                     -        566,000
                                                -----------    -----------
          Total current liabilities               1,075,772      1,491,323

LONG-TERM DEBT                                    1,606,000              -
COMMITMENTS
SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding                                    -              -
     Common stock, no par, 100,000,000 shares
       authorized; issued and outstanding
       19,051,205 shares at December 31, 1996
       and 15,585,232 at March 31, 1996          38,323,508     36,001,158
     Accumulated deficit                        (33,350,461)   (29,973,865)
                                                -----------    -----------
          Total shareholders' equity              4,973,047      6,027,293
                                                -----------    -----------
                                                $ 7,654,819    $ 7,518,616
                                                ===========    ===========
                   The accompanying notes are an integral part of these consolidated financial statements.
Page 4




               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                 Three-Month Period Ended
                                                     December 31,
                                                 1996           1995
                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(1,082,750)   $(1,247,138)
     Adjustments to net loss:
        Depreciation and amortization                49,000        132,600
        Common stock issued for services                  -         23,195
     Net changes in assets and liabilities:
        Accounts receivable                          10,198        187,625
        Inventories                                (147,490)       158,727
        Prepaid and other current assets               (345)       (28,470)
        Accounts payable                            203,609        (71,416)
        Accrued payroll                               3,430          5,532
        Other accrued liabilities                   (44,664)      (145,833)
        Deferred revenue                            (30,000)       635,000
                                                -----------    -----------
     Net Cash Used in Operating Activities       (1,039,012)      (350,178)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                  (206,000)             -
     Transfers from restricted cash			    693,278              -
     Purchase of securities available for sale            -     (3,454,102)
     Sale of securities available for sale                -              -
     Capital expenditures                          (814,929)      (153,161)
     Other assets                                      (167)       (18,002)
                                                -----------    -----------
     Net Cash Used in Investing Activities         (327,818)    (3,625,265)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                     206,000              -
     Cash proceeds from common stock              2,163,000      3,454,102
                                                -----------    -----------
     Net Cash Provided by Financing Activities    2,369,000      3,454,102
                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                           1,002,170       (521,341)
     Cash and cash equivalents at beginning
       of period                                  1,501,373      2,481,137
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 2,503,543    $ 1,959,796
                                                ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.





Page 5




               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                  Nine-Month Period Ended
                                                     December 31,
                                                 1996           1995
                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(3,376,596)   $(4,353,771)
     Adjustments to net loss:
        Depreciation and amortization               353,200        397,800
        Common stock issued for services            159,350         39,961
     Net changes in assets and liabilities:
        Accounts receivable                         165,471        239,828
        Inventories                                (467,529)       (76,711)
        Prepaid and other current assets              1,519         (2,536)
        Accounts payable                             95,734       (116,478)
        Accrued payroll                              30,137         63,249
        Other accrued liabilities                    24,578       (112,933)
        Deferred revenue                           (566,000)       535,000
                                                -----------    -----------
     Net Cash Used in Operating Activities       (3,580,136)    (3,386,591)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                (1,606,000)             -
     Transfers from restricted cash               1,297,442              -
     Purchase of securities available for sale            -     (3,454,102)
     Sale of securities available for sale          993,056      3,989,468
     Capital expenditures                        (1,462,081)      (644,104)
     Other assets                                    (5,989)       (56,361)
                                                -----------    -----------
     Net Cash Used in Investing Activities         (783,572)      (165,099)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                   1,606,000              -
     Cash proceeds from common stock              2,163,000      3,454,102
                                                -----------    -----------
     Net Cash Provided by Financing Activities    3,769,000      3,454,102
                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                            (594,708)      (97,588)
     Cash and cash equivalents at beginning
       of period                                  3,098,251      2,057,384
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 2,503,543    $ 1,959,796
                                                ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.





Page 6



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

2.   ACCOUNTING POLICIES:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                           December 31,    March 31,
                                              1996            1996
                                           ----------      ----------
           Raw Materials                   $  606,991      $  697,694
           Work in Process                    210,000          12,467
           Finished Goods                     906,483         545,784
                                           ----------      ----------
                                           $1,723,474      $1,255,945
                                           ==========      ==========
Page 7





During the first nine months of the fiscal year, although not obligated to do so, the Company committed to repurchase certain inventories from one customer. The purchase price totalled $660,000 of which $491,000 has been satisfied and the balance is still outstanding.

PROPERTY AND EQUIPMENT AND LONG-TERM DEBT
In the first nine months of fiscal 1997, the Company commenced acquiring tooling and molds under a contract with Schering AG. Under the contract, Schering agreed to advance the Company up to $1.6 million on an agreed-upon schedule to acquire this capital equipment which was pledged to Schering subject to repayment of the loans. Unexpended funds advanced to the Company were held in a separate account and were also pledged against repayment of the debt. Subsequent to quarter end, Schering notified the Company that it was canceling its contract. Under the terms of the contract, the loan will be converted into approximately 460,000 shares of common stock of the Company and, therefore, repayment of the debt will not be required. Upon issuance of such shares, the assets will be owned by the Company free of any lien from Schering.

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

     On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow pursuant to an escrow agreement dated May 30, 1986. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement since the Company's initial public offering in July 1986 are now held by the owners of the shares without risk of cancellation and may be sold. As previously disclosed, a non-cash charge to compensation expense was required to be recorded for certain of the shares released from the escrow account and transferred to certain former employees and consultants of the Company. Accordingly, a non-cash charge totalling $120,000 has been recorded in the financial statements in the first quarter of fiscal 1997. Effective with release of these shares, the escrow has been terminated and no further charges will be incurred by the Company as a result of the previously escrowed shares.








Page 8







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     The Company has been developing a self-injection system for Schering AG, Germany, under a multi-year contract signed in March 1994. On June 26, 1996, the Company and Schering entered into a Supply Agreement which specifies the terms under which the Company would manufacture and sell the self-injection systems to Schering. Subject to Schering's satisfaction with certain product test results and receipt of regulatory approval in the United States and certain foreign countries, Bioject would have manufactured the self-injection systems exclusively for Schering AG which would have distributed the systems on a worldwide basis to multiple sclerosis patients using Betaseron. During the quarter, the Company's activities were focused on completing pilot production of the self-injector in preparation for full scale manufacture and shipment which was expected to commence in April 1997. Subsequent to quarter end, the Company was notified by Schering of Schering's intention to cancel its contract with Bioject. Under provisions of the contract, Schering AG had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering AG recently received a review letter from the FDA which would have required Schering to conduct additional material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron product. The Company understands that the uncertain regulatory clearance schedule was a significant factor in Schering's decision to cancel the contract. The Company retains the rights to the self-injection technology and is actively seeking other strategic partners
for whom such a system would provide a competitive advantage.   Under terms of
the contract, Schering must convert its $1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, Schering is obligated to pay Bioject for all product ordered to date.

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








Page 9





     On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow pursuant to an escrow agreement dated May 30, 1986. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement since the Company's initial public offering in July 1986 are now held by the owners of the shares without risk of cancellation and may be sold. As previously disclosed, a non-cash charge to compensation expense is required to be recorded for certain of the shares released from the escrow account and transferred to certain former employees and consultants of the Company. Accordingly, a non-cash charge totalling $120,000 has been recorded in the financial statements during the first quarter of fiscal 1997.

     During the last quarter of fiscal 1997, the Company will continue to focus its efforts on expanding sales, reducing the cost of its products, developing injectors for Hoffmann-La Roche, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from operations in fiscal 1997. (See Forward Looking Statements).

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31,1996 COMPARED TO QUARTER ENDED DECEMBER 31,1995.