Form 10-Q/A
period 1996-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1997-02-18
CIK 810084

SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C.  20549


                      ___________________________________

                                   FORM 10-Q/A



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

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                              Nine-Month Period Ended
                                                    December 31,
                                               1996            1995
                                            -------------------------

REVENUES:

  Net sales of products                     $   845,422   $ 2,595,649
  Licensing/technology fees                     665,500       825,000
                                            -----------   -----------
                                              1,510,922     3,420,649
                                            -----------   -----------
EXPENSES:

  Manufacturing                               1,606,887     4,245,915
  Research and development                    1,005,402     1,169,956
  Selling, general and administrative         2,340,058     2,506,017
  Oher (income) expense, net                   (64,829)     (147,468)
                                            -----------   -----------
                                              4,887,518     7,774,420
                                            -----------   -----------

INCOME (LOSS) BEFORE TAXES                  (3,376,596)   (4,353,771)

PROVISION FOR INCOME TAXES                           -             -
                                            -----------   -----------

NET INCOME (LOSS)                          $(3,376,596)  $(4,353,771)
                                            ===========   ===========

EARNINGS (LOSS) PER SHARE                 $      (.22)  $      (.32)
                                           ===========   ===========

SHARES USED IN PER SHARE CALCULATION         15,807,517   13,579,878
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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31,1996 COMPARED TO QUARTER ENDED DECEMBER 31,1995. Product sales decreased from $962,000 in the third quarter of fiscal 1996 to $326,000 in the third quarter of fiscal 1997. Sales in the third quarter of fiscal 1996 included approximately $700,000 of sales to Health Management Inc., and the remainder to public health clinics. Product sales in the third quarter of fiscal 1997 consisted primarily of sales to public health clinics and for flu season immunizations. The decrease in product sales was directly attributable to the previously announced suspension of shipments to HMI. License and technology fees decreased from $375,000 in the third quarter of fiscal 1996 to $80,000 in the third quarter of fiscal 1997. Both quarters consisted of product development fees recognized for work performed to develop a self injection device for the administration of Betaseron to multiple sclerosis patients under an agreement with Schering, AG, and product development fees for work to develop proprietary drug delivery systems under an agreement with Hoffmann-La Roche. The decrease in fees reflected the fluctuation of timing of strategic partner development payments.

     Manufacturing expense decreased from the third quarter of fiscal 1996 to the third quarter of fiscal 1997 by $931,000. This decrease was the result of the decline in product sales and the elimination of certain excess materials and labor costs incurred in connection with the testing of Biojector unibody prototypes in the comparable period of the prior year. Research and development expenses declined from $442,000 in the third quarter of fiscal 1996 to $313,000 in the third quarter of fiscal 1997 due to fluctuations in out-of-pocket expenses associated with the Schering and Hoffmann-La Roche projects. Selling, general and administrative expense declined from $827,000 in the third quarter of fiscal 1996 compared to $768,000 in the third quarter of fiscal 1997. The slight decrease was due to normal variations in the timing of some expenses.

     Other income consists of earnings on available cash balances. Other income decreased from $39,000 in the third quarter of fiscal 1996 to $15,000 in the third quarter of fiscal 1997 as a result of decreases in cash balances.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995. Revenues for the nine months ended December 31, 1996 consist of $845,000 in product sales and $666,000 in product development fees. This compares to $2.6 million from product sales (77% of which were to HMI) and $825,000 in product development fees earned in the comparable period in the prior year. The decrease in product sales was directly attributable to the previously announced suspension of shipments to HMI. Licensing and technology fees consist entirely of product development fees recognized as revenue under the Schering and Hoffmann-La Roche contracts.

Manufacturing costs decreased from $4.2 million in the first nine months of the prior year to $1.6 million in the comparable period in the current year. This decrease was due to lower product sales and, therefore, corresponding decreases in the costs of product sold. It was also due to the elimination of excess labor and materials associated with qualifying the syringe automation equipment for production and to costs associated with Biojector unibody prototype testing and qualification. Research and product development expenses decreased approximately $165,000 due to fluctuation in prototype and other out-of-pocket expenses. Selling, general and administrative costs decreased approximately $166,000 due primarily to reduced personnel expenses.

Other income consists of earnings on available cash balances. Other income decreased in relation to the comparable periods the prior year as a result of decreases in cash balances.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products and private placements of common stock completed in November 1995 and December 1996. Net proceeds received upon issuance of securities from inception through December 31, 1996 totalled approximately $38.0 million.

     Cash, cash equivalents and marketable securities totalled, $2.5 million at December 31, 1996 and $4.1 million at March 31, 1996. The decrease resulted primarily from operating losses and from reductions in certain short term liabilities, net of proceeds received in the private placement in December 1996.

     Inventories increased from $1.3 million at March 31, 1996 to $1.7 million at December 31, 1996, due to the repurchase of certain inventories from HMI. The Company has committed to repurchase an additional $169,000 in inventories. The repurchase of these inventories was optional and was at a substantial discount to the original selling price to HMI.

     The Company will expend approximately $1.6 million for capital equipment in fiscal 1997. Substantially all of these expenditures are related to ramp-up of manufacturing for the Schering product launch. These expenditures were funded by loans from Schering. During the fourth quarter of fiscal 1997, these loans will be converted into approximately 460,000 shares of common stock of the Company and the equipment will be owned free of lien by Schering.

    The Company believes that its current cash position combined with revenues and other cash receipts will be adequate to fund the Company's operations to the second quarter of fiscal 1998. (See "Forward Looking Statements"). Thereafter, the Company will require additional financing. However, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. (See "Forward Looking Statements"). However, there can be no assurance that such financing will be available on favorable terms or at all. Failure to obtain additional financing when required would significantly restrict the Company's operations and ability to continue product development, and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.

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

                                   PART II
                              OTHER INFORMATION



Item 1.   Legal Proceedings

          None during the quarter ended December 31, 1996.


Item 2.   Changes in Securities

          None during the quarter ended December 31, 1996.


Item 3.   Defaults Upon Senior Securities

          None during the quarter ended December 31, 1996.


Item 4.   Submission of Matters to a Vote of Security Holders

          None during the quarter ended December 31, 1996.


Item 5.   Other Information

          None during the quarter ended December 31, 1996.


Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:

              10.5 Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and Bioject, Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse.

	    REPORTS ON FORM 8K:

	        January 14, 1997 reporting unaudited proforma results of
              operations and financial position as of November 30, 1996 reflecting results of the private placement completed in December 1996.

              January 28, 1997 announcing cancellation of the Schering contract.

                                  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  February 14, 1996            /S/ James C. O'Shea
                                    ---------------------------------
                                    James C. O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Peggy J. Miller
                                    ---------------------------------
                                    Peggy J. Miller
                                    Vice President and Chief Financial Officer

                                                              EXHBIT 10.5

                            LEASE EXTENSION AGREEMENT

In regards to the Lease dated October 4, 1994 ("Lease") by and between Earl J. Itel and Loris Itel Trust ("Lessor"), and Bioject Inc. ("Lessee"), the lease is hereby amended and restated as follows:

1.     Premises

Lessor hereby leases to Lessee that certain real property situated in the County of Washington, State of Oregon, commonly known as 19439 S.W. 90th Ct., Tualatin, Oregon, and described as a portion of a multi-tenant warehouse building consisting of approximately 6,000 square feet of space.

2.     Term

Upon expiration of the current lease term ending September 30, 1997, paragraph
1.3 Term will be amended as follows:

       The term of this lease shall be for a period of five (5) years commencing on October 1, 1997 and ending on September 30, 2002.

3.     Rent

Upon expiration of the current lease term, paragraph 1.5 base rent will be amended as follows:

Year One:               10/01/97 - 09/30/98        $2,015.00 per month
Year Two:               10/01/98 - 09/30/99        $2,075.00 per month
Year Three:             10/01/99 - 09/30/00        $2,140.00 per month
Years Four and Five:    10/01/00 - 09/30/02        $2,200.00 per month




All other terms and conditions of the lease will remain unchanged.


    "LESSEE"                                    "LESSOR"

   BIOJECT INC.                     EARL J. ITEL AND LORIS ITEN TRUST

/s/ Peggy J. Miller                 /s/ Earl J. Itel and Loris Itel
-------------------------           ----------------------------------
By:  PEGGY J. MILLER                BY:  EARL J. ITEL AND LORIS ITEL


Date:      11/06/96                 Date:     11/14/96     11/14/96
       ------------------                   --------------------------

















[ARTICLE] 5
[LEGEND]
                                                          EXHIBIT 27.1

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AND THE CONSOLIDATED STATEMENTS OF OPERATIONS FILED AS PART OF THE QUARTERLY REPORT ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH QUARTERLY REPORT ON FORM 10-Q.
[/LEGEND]
[MULTIPLIER] 1

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1997
[PERIOD-END]                               DEC-31-1996
[CASH]                                       2,503,543
[SECURITIES]                                         0
[RECEIVABLES]                                  259,388
[ALLOWANCES]                                         0
[INVENTORY]                                  1,723,474
[CURRENT-ASSETS]                             4,530,600
[PP&E]                                       3,904,405
[DEPRECIATION]                               1,379,338
[TOTAL-ASSETS]                               7,654,819
[CURRENT-LIABILITIES]                        1,075,772
[BONDS]                                      1,606,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    38,323,508
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 7,654,819
[SALES]                                        325,791
[TOTAL-REVENUES]                               405,791
[CGS]                                          422,344
[TOTAL-COSTS]                                  422,344
[OTHER-EXPENSES]                             1,066,197
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                            (1,082,750)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                        (1,082,750)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (1,082,750)
[EPS-PRIMARY]                                    (.07)
[EPS-DILUTED]                                    (.07)




