Form 10-K405
period 1997-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1997-07-01
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.  20549
		      ___________________________________

				   FORM 10-K
(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     State the aggregate market value of voting stock held by non-affiliates of the registrant, as of May 31, 1997: $17,660,800

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 31, 1997: Common Stock, no par value, 19,540,413 shares.

		      Documents Incorporated by Reference:

Portions of the registrant's definitive Proxy Statement for the 1997 Annual Shareholders' Meeting are incorporated by reference into
Part III

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


GENERAL

Bioject Medical Technologies Inc. ("Bioject" or the "Company") develops, manufactures and markets a jet injection system for needle-free drug delivery. Using this technology for injections virtually eliminates the associated risk of contaminated needlestick injuries and resulting blood-borne pathogen transmission, a major concern throughout the healthcare industry. The Company manufactures and markets a professional jet injection system, the Biojector (registered trademark) 2000, which allows healthcare professionals to inject medications through the skin, both intramuscularly in the deltoid muscle and subcutaneously, without a needle. The Biojector 2000 system consists of two components: a hand-held, reusable jet-injector (the "Biojector 2000"); and a sterile, single-use disposable syringe ("Biojector syringe"). The system is capable of delivering variable dose needle-free injections up to 1 ml. Additionally, the Company has developed a self-injection system for delivery of various medications up to 1 ml. for use by non-professionals, and the Company is also developing systems for Hoffmann-La Roche to use with certain of their products pursuant to an agreement signed January 10, 1995. See "Research and Product Development."

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

The costs resulting from needlestick injuries vary widely.
Uncontaminated needlesticks involve relatively little cost, while investigating and following up contaminated needlestick injuries are much more expensive. Investigation typically includes identifying the source of contamination, testing the source for blood-borne pathogens and repeatedly testing the needlestick victim over an extended period. Some healthcare providers are requiring additional measures, including presuming that all needlestick injuries involve contaminated needles unless proven otherwise and, under certain circumstances, administering prophylactic treatment such as zidovudine (AZT) or other drugs. The costs associated with treating needlestick injuries that result in infection by life-threatening pathogens, such as HIV or hepatitis B, are dramatically higher. In an effort to protect healthcare workers from needlestick injuries, many healthcare facilities have adopted more expensive, alternative technologies. One such technology is an intravenous ("IV") port that permits the injection of medication directly into the IV line without requiring the use of a sharp needle for each administration. Another is the "safety syringe," generally a disposable needle-syringe with a plastic sheath mechanism intended to cover the needle after use. Despite many efforts to reduce the risk of needlestick injuries, such injuries remain a major health concern.

The Company's long-term goal is to establish its jet injection technology as the preferred drug delivery method for all medications administered by intramuscular or subcutaneous injection. The Company currently markets the Biojector 2000 system to public health and flu immunization clinics, and physician offices, has developed a self-injection device for the delivery of various medications to be delivered by non-professionals in the home and is developing application specific devices to be marketed by Hoffmann-La Roche. The Company is also seeking relationships with pharmaceutical and biotechnology companies to market its existing Biojector 2000 and self injector products for specific applications and to develop other application specific devices and companion syringes.

THE COMPANY

The Company's operations are conducted by Bioject Inc., an Oregon corporation, which is a wholly owned subsidiary of Bioject Medical Technologies Inc., an Oregon corporation (the "Company").

Although Bioject Inc. commenced operations in 1985, the Company was formed in December 1992 for the sole purpose of acquiring all the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company for Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. All references to the Company herein are to Bioject Medical Technologies Inc. and its subsidiary, unless the context requires otherwise. The Company's executive offices and operations are located at 7620 SW Bridgeport Road, Portland, Oregon 97224, and its telephone number is (503) 639-7221.

     "Biojector" and "Bioject" are trademarks of the Company.

DESCRIPTION OF THE COMPANY'S PRODUCTS

The Company's current product, the Biojector 2000 system, is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle. Giving an injection with a Biojector 2000 system is easy and straightforward. The healthcare worker checks the CO2 pressure on the easy-to-read gauge at the rear of the injector, draws up medication into the plastic syringe discarding the fill needle in a sharps container, inserts the syringe into the power injector, presses the syringe tip against the appropriate disinfected surface on the patient's skin, and then presses an actuator thereby injecting the medication. Medication is expelled rapidly through a precision molded, small diameter orifice in a thin stream at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired level. The Biojector 2000 system consists of two components: a hand-held, reusable jet injector; and a sterile, single-use disposable plastic syringe capable of delivering variable doses of medication up to 1 ml.

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

There are five different Biojector syringes, each of which is intended for a different injection depth or body type. The syringes are molded using the Company's patented manufacturing process. The healthcare worker selects the syringe appropriate for the intended type of injection. One syringe size is for subcutaneous injections, while the others are designed for intramuscular injections, depending on the patient's body characteristics.

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


In recent years, several spring-driven needle-free injectors have been developed and marketed primarily for the injection of insulin. Each of these devices requires regular cleaning as well as filling from a separate medication bottle or vial. Current prices for such injectors range from approximately $400 to $600 per injector. The Company believes that due to the cost combined with the difficulties of use, market acceptance of these devices has been limited.

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


MARKETING AND COMPETITION

The Company is currently focusing on gaining acceptance of the Biojector system in the U.S. public health clinic and flu immunization markets. The Company is also working on arrangements to market the Biojector 2000 system to the U.S. physician office market and the home healthcare market. The Company plans eventually to expand into international markets. Different marketing and distribution approaches are required in each of these markets. As new products are developed, the Company intends to establish additional channels of distribution. For example, the Company is developing an injection system for specific applications which is anticipated to be marketed by Hoffmann-La Roche. Pre-filled Biojector syringes, if developed, would be filled and marketed by the pharmaceutical or biotechnology companies involved.

The Company currently employs five sales representatives to be a dedicated sales force to sell the Company's Biojector 2000 system directly to the public health clinic and flu immunization markets in key metropolitan areas. These sales representatives are led by a vice president of sales and marketing and are supported by a product manager, customer service staff, three full time nurse trainers and 10-20 per diem nurse trainers. Bioject's direct sales efforts have resulted in the signing of public health agreements for the state of North Carolina, the New York City Middle Schools, and the health departments in the states of New Mexico and Oklahoma.
The Company expects to sign additional agreements with other public health agencies. The Company has a national agreement with the Visiting Nurses Associations for use of the Biojector 2000 system for flu immunization. In addition, through the VNA member organizations, it was recently announced that the Company will participate in a new flu immunization program to be sponsored by Wal-Mart this fall. It is the Company's intention to leverage its success in these immunization programs to attract pharmaceutical company strategic partners to assist it in gaining access to the physician office and other specialized markets where the benefits of needle-free drug delivery will enhance the distribution of their injectible medications.

In August 1994, Bioject signed an agreement with Homecare Management,
Inc. (HMI), granting HMI exclusive rights to purchase Bioject's Needle-Free Injection Management System, the Biojector 2000, for use in the home healthcare market. Sales to HMI commenced in August 1994. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. Throughout the term of the contract the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1995 and 1996, the Company sold approximately 2,100 and 4,300 Biojectors to HMI for total sales revenue including syringes of $1.1 million and $2.2 million, respectively. HMI had not placed the great majority of these Biojectors with patients pending completion of negotiations with pharmaceutical companies for certain pricing concessions for medication to be administered with the Biojectors. In January 1996, HMI requested that further shipments under the contract be suspended. In February 1996, the Company learned from HMI's press releases that HMI expected to default under its loan, to take significant write-offs for accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. In fiscal 1997, the Company agreed to repurchase certain of the Biojector inventories (including up to 6,000 devices) which HMI had on hand for a total of $660,000 including $322,000 of forgiveness of accounts receivable and payment of $338,000 in two installments, one-half of which was paid in July 1996 and with the balance remaining outstanding. The Company was under no obligation to repurchase these inventories, and the repurchase was at a substantial discount to the original selling price to HMI.

The sale of new technologies to hospitals and large clinics can be a lengthy process. Introduction of new technologies to a hospital or large clinic typically involves screening by many individuals and committees within the institution, including new product evaluation committees, infection control officers, medical staff and business office personnel. Therefore, in order to shorten the sales cycle, the Company has adopted a strategy that focuses instead on the public health and flu immunization markets where there are fewer and more concentrated decision makers.

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

The Company is not aware of any competing products with features and benefits comparable to the Biojector 2000 system. The Company is aware of other portable needle-free injectors on the market today but these are generally focused on subcutaneous self-injection applications of 0.5 ml. or less whereas the Company's products are suitable for both intramuscular and subcutaneous of up to 1 ml. in the professional and home injection markets. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company's products. There can be no assurance that the Company will be able to compete successfully in this market. See "Risk Factors - Competition," "- Dependence on Single Technology." A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

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

The Company has three U.S. patents which were issued with respect to jet injection technology incorporated in earlier versions of its jet injection systems and which expire from July 2007 to November 2008. Seven additional U.S. patents have been issued which protect developments incorporated in the Biojector 2000 system. These patents incorporate a number of claims including claims regarding the jet injection system's design, method of operation, certain aspects of the syringe design and the method of manufacturing the syringe orifice. The Company has also been granted patents relating to an electronic self-injection device and a drug mixing vial, newer technologies not yet incorporated in any product. The Company has made additional patent filings regarding pre-filled syringe technologies and adapters for drug vial access. The Company also generally files patent applications in Canada, Europe and Japan at the times and under the circumstances it deems filing to be appropriate under the procedures in place in each jurisdiction. There can be no assurance that any patents applied for will be granted or that patents held by the Company will be valid or sufficiently broad to protect the Company's technology or provide a significant competitive advantage. See "Risk Factors."

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

In April 1987, the Company received 510(k) marketing clearance from the FDA allowing the Company to market a hand-held CO2-powered jet injection system. Although the Biojector 2000 system incorporates changes from the system with respect to which the Company's 1987 510(k) marketing clearance was received and expands its intended use, the Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device and that, accordingly, the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non-needle disposable vial access device.
In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. The Company expects that the self-injection and other systems under development would require new 510(k) submissions. See "Research and Product Development" and "Forward Looking Statements". However, there can be no assurance that the FDA will concur with the Company's determination that the product can be cleared via a 510(k) submission.

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

The FDA also regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with current Good Manufacturing Practice ("GMP") Regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications must be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. Further, the FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the Act and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and subjecting them to periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violated, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.


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


RESEARCH AND PRODUCT DEVELOPMENT

Research and development efforts are focused on enhancing the Company's current product offerings and developing both new jet injection technology and new products. The Company continues to use clinical, magnetic resonance imaging and tissue studies to determine the reliability and performance of new and existing products. As of March 31, 1997, the Company's research and product development staff consisted of 5 employees. During fiscal 1995, 1996 and 1997, the Company spent $1.4 million, $1.5 million, and $1.3 million, respectively, on research and development.

In March 1994, the Company entered into an agreement with Schering AG, Germany, for the development of a self-injection device for delivery of Betaseron to multiple sclerosis patients. During fiscal 1995 through 1997, the Company developed prototypes to Schering specifications which were accepted by Schering. During fiscal 1997, the Company entered into a supply agreement with Schering AG and commenced activities related to full production of the self injector. Schering loaned the Company a total of
$1.6 million to purchase molds and tooling for production of the product.
In January 1997, the Company received notice that its contract with Schering AG would be cancelled. Under provisions of the contract, Schering AG had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering AG received a review letter from the FDA which would have required Schering to conduct additional material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron (r) product. Under terms of the contract, Schering was required to convert its
$1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, $106,000 of accrued interest was converted into approximately 27,000 shares of Bioject common stock at a conversion price of $3.50 per share. Schering is obligated to pay Bioject for the cost of product ordered through the date of cancellation of the contract. Under terms of the agreement, in April 1994, Schering paid a one-time $500,000 licensing fee for access to the Company's
technology and paid   $600,000 as its contribution toward Phase I of the
development. In October 1995 Schering paid $600,000 as its contribution toward Phase II development and $60,000 of additional costs associated with
completion of Phase I.   During fiscal 1997, Schering paid $300,000 for
Phase III development costs.


In January 1995, the Company signed a joint development agreement with Hoffmann-La Roche to develop proprietary drug delivery systems for Roche products. The agreement provides for Bioject to develop, manufacture and sell Biojector needle-free drug delivery systems designed to Roche specifications. In return, Bioject has granted Roche exclusive worldwide rights to distribute these systems and their components for use with certain Roche products. Hoffmann-La Roche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading research-intensive healthcare companies. As of 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered to Roche preproduction prototypes for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996.
As of March 31, 1997, the Company and Hoffmann-LaRoche were finalizing their submission to obtain regulatory approval to market the product. Hoffmann-LaRoche was also gathering marketing information in order to sign a supply agreement. In February 1995, Hoffmann-La Roche paid a one-time licensing fee totalling $500,000, and the agreement provides that it will pay specified product development fees on an agreed upon schedule of which $900,000 was paid in fiscal 1996 and $250,000 was paid in fiscal 1997.

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

During fiscal 1997, the Company's manufacturing activities focused on retesting the devices repurchased from HMI to ensure their continuing compliance with new product standards and selective upgrade of certain of these units to current version configuration. Manufacturing also focused on finalizing product engineering and bringing up the new self injector device and syringe manufacturing lines in advance of product launch.

In order to succeed in expanding manufacturing capacity and reducing unit production cost, the Company must attract and retain qualified assembly workers and must establish and maintain relationships with suppliers that can deliver large numbers of components meeting applicable quality standards in a timely and reliable manner at acceptable prices.

EMPLOYEES

As of March 31, 1997, the Company had 39 full-time employees with 5 employees engaged in research and product development, 10 in sales and marketing, 15 in manufacturing and 9 in administration. The Company engages a limited number of part-time consultants who participate in research activities. The Company also employs temporary contract workers primarily for assembly operations, the number of which varies, depending upon production requirements. As of March 31, 1997, there was one consultant, 8 to 12 per diem nurses and one contract/temporary worker employed by the Company. None of the Company's employees is represented by a labor union.

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

NEED FOR ADDITIONAL FINANCING. The Company believes that its current cash position and cash received from a private placement of common stock and warrants in June 1997, combined with revenues and other cash receipts will not be adequate to fund the Company's operations through the end of fiscal 1998. The Company has identified a number of potential financing sources and is pursuing them aggressively. See "Forward Looking Statements". Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.
The Company's independent accountants have qualified their opinion with respect to their audit of the Company's 1997 consolidated financial statements as the result of doubts concerning the Company's ability to continueas a going concern in the absence of additional financing.


UNCERTAINTY OF MARKET ACCEPTANCE.   The Company's success will
depend upon   market acceptance of its jet injection drug delivery system, the Biojector 2000 system, and, to other products under development. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe. Needle-syringes, while low in cost, have limitations, particularly relating to contaminated needlestick
injuries.   Use of the Biojector 2000 system for intramuscular and
subcutaneous injections virtually eliminates the associated risk of these injuries; however, the cost per injection is significantly higher. As with any new technology, there can be no assurance that the Biojector 2000 system will compete successfully. A previous jet injection system manufactured by the Company did not achieve market acceptance and is no longer being
marketed.   The Biojector 2000 was introduced in January 1993.  To date the major portion of sales have been sales to HMI that were not placed in service and which the Company agreed to repurchase at a substantial discount to the original selling price. Failure of the Biojector 2000 system to gain market acceptance would have a material adverse effect on the Company's financial condition and results of operations.

HISTORY OF LOSSES; UNCERTAIN PROFITABILITY.  Since its formation in
1985, the Company has incurred significant annual operating losses and negative cash flow. At March 31, 1997 the Company had an accumulated deficit of $34.2 million. The Company's revenues to date have been derived primarily from licensing and technology fees, and from product sales, which were principally sales to dealers for the stocking of inventories and to HMI. There can be no assurance that the Company will be able to generate significant revenues or achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

GOVERNMENTAL REGULATION. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under
Section 510(k) of the FFDCA to market a hand-held CO2-powered jet injection system. The FFDCA provides that new premarket notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. Although the Biojector 2000 system incorporates changes from the system with respect to which the Company's
1987 510(k) marketing clearance was received and expands its intended use, the Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device and that, accordingly, the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications.
In October 1996, the Company received 510(k) clearance for a non-needle disposable vial access device. In March 1997, the Company received FDA
510(k) clearance to market the Biojector 2000 incorporating certain enhancements to the product.

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

COMPETITION. The medical equipment market is highly competitive and competition is likely to intensify. The Company's products compete primarily with traditional needle-syringes, "safety syringes" and also with other alternative drug delivery systems. In recent years, some needle-free self injectors have also gained some market prominence including signing of certain corporate partnerships. While the Company believes its products provide a superior drug delivery method, there can be no assurance that the Company will be able to compete successfully with existing drug delivery products. Many of the Company's competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources than the Company. There can be no assurance that one or more of these competitors will not develop an alternative drug delivery system that competes more directly with the Company's products, or that the Company's products would be able to compete successfully with such a product.
See "Marketing and Competition."

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

PATENTS AND PROPRIETARY RIGHTS. The Company relies on a combination of trade secrets, confidentiality agreements and procedures, and patent prosecution to protect its proprietary technologies. The Company has been granted seven patents in the United States and two patents in certain other countries covering certain technology embodied in its current jet injection system and certain manufacturing processes. Additional patent applications are pending in the U.S and certain foreign countries. There can be no assurance that the claims contained in any patent application will be allowed, or that any patent will provide adequate protection for the Company's products and technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. In addition, the laws of foreign countries may not protect the Company's proprietary rights to this technology to the same extent as the laws of the U.S. The Company believes that it has independently developed its technology and attempts to ensure that its products do not infringe the proprietary rights of others, and the Company knows of no infringement claims. However, any such claims could have a material adverse affect on the Company's financial condition and results of operations. See "Patents and Proprietary Rights."

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

DEPENDENCE UPON KEY EMPLOYEES. The Company's success is dependent upon the retention of its executive officers and other key employees. Competition exists for qualified personnel, and the Company's success will depend in part upon attracting and retaining such personnel. Failure in these efforts ould have a material adverse effect on the Company's business, financial condition or results of operations.

SHARES ELIGIBLE FOR FUTURE SALE. In November and December of 1995, the Company completed a private placement of 2,303,009 units (each unit representing one share of common stock and a warrant to purchase one share of common stock). The Company also granted a warrant to its placement agent in the private placement to purchase 137,086 shares of common stock.
The shares issued in the 1995 private placement were registered for resale on a Registration Statement on Form S-3. The Company also granted registration rights with respect to the shares issuable upon exercise of the warrants. In December 1996, the Company completed a private placement of 3,434,493 units (each unit representing one share of common stock and a warrant to purchase one share of common stock). The Company also granted a warrant to its placement agent in the private placement to purchase 156,000 shares of common stock. The shares issued in the 1996 private placement and the underlying shares issuable upon exercise of the warrants were registered for resale on a Form S-3 Registration Statement. In June 1997, the Company completed a private placement of 1,744,186 units (each unit representing one share of common stock and a warrant to purchase one-half share of common stock). The Company has an obligation to seek registration on Form S-3 for the 1997 private placement shares and, if possible, the common shares underlying the warrants. Sales of substantial numbers of shares of common stock in the public market, or the availability of such shares for sale, could adversely affect the market price for the common stock and make it more difficult for the Company to raise funds through equity offerings in the future.

POSSIBLE ADVERSE EFFECTS ON TRADING MARKET. The Common Stock is quoted on the NASDAQ National Market. There are a number of continuing requirements that must be met in order for the Common Stock offered hereby to remain eligible for quotation on the NASDAQ National Market or the NASDAQ Small Cap Market. In November 1996, NASDAQ approved changes to its quantitative and qualitative standards for issuers listing on NASDAQ, subject to public comment and approval by the Securities and Exchange Commission. Among the proposed changes are the elimination of the alternative test for issuers failing to meet the minimum bid price of $1.00 and an increase in the quantitative standards for both the NASDAQ National Market and the NASDAQ SmallCap Market. The failure to meet these maintenance criteria in the future could result in the delisting of the Company's Common Stock from NASDAQ. In such event, trading, if any, in the Common Stock may then continue to be conducted in the non-NASDAQ over-the-counter market. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.
In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock were less than $5.00 per share, trading in the Common Stock would be subject to the requirements of certain rules promulgated under the Exchange Act, which require broker-dealers to make additional disclosures and to implement additional procedures in connection with any trades involving a stock defined as a penny stock. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the shares of Common Stock and thereby have a material adverse effect on the trading market for the securities.

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

Item 2.     PROPERTIES

The Company's principal offices are located in Portland, Oregon in approximately 24,000 square feet of leased office and manufacturing space under a lease which expires in September 2002. The monthly minimum lease obligation for this facility is approximately $15,000. These facilities include the Company's sales and administration offices and equipment, research and engineering facilities, a clean room assembly area, assembly line, testing facilities and a warehouse area.

The Company leases additional warehouse space totalling approximately
5,000 square feet for finished goods storage and shipments to customers. This lease, which also expires in September 2002, has minimum monthly lease obligations totalling $1,900.

The Company believes its current facilities will be sufficient to support its operations for the next 2-3 fiscal years. As the Company requires additional space to accommodate growth in its sales and manufacturing activities, it is the Company's intention to lease additional facilities adjacent to or near its present operations. The Company believes that, if necessary, it will be able to obtain facilities at rates and under terms comparable to those under the current leases.

Item 3.     LEGAL PROCEEDINGS

     None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

				  PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the Symbol "BJCT." The following table sets forth the high and low closing sale prices of the Company's Common Stock on the NASDAQ National Market.

						 High       Low
						 _____     _____

Fiscal year Ended March 31, 1995:

   First Quarter                                 $3.00     $2.00
   Second Quarter                                 4.13      3.25
   Third Quarter                                  3.63      2.81
   Fourth Quarter                                 2.50      1.50

Fiscal Year Ended March 31, 1996:

   First Quarter                                  3.00      1.44
   Second Quarter                                 2.97      1.19
   Third Quarter                                  2.81      1.81
   Fourth Quarter                                 1.94      1.25

Fiscal Year Ended March 31, 1997:

   First Quarter                                  1.41      1.28
   Second Quarter                                 1.03      0.97
   Third Quarter                                  0.78      0.75
   Fourth Quarter                                 0.78      0.63


The closing sale price on May 30, 1997, as reported on the NASDAQ National Market, was $0.91 per share.

The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future. As of May 30, 1997 the number of shareholders of record of the Company's Common Stock was 19,540,413.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL DATA

The statement of operations and balance sheet data set forth below for the five fiscal years in the period ended March 31, 1997 have been derived from the consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the detailed consolidated financial statements and notes thereto included elsewhere in this Report.

SUMMARY FINANCIAL INFORMATION
(in thousands, except per share data)

					    YEAR ENDED MARCH 31,
				   1997     1996     1995     1994    1993
				  ______   ______   ______   ______   ______
Statement of Operations Data:

   Revenues                     $2,235    $4,209   $2,924   $1,463   $1,146
   Operating expenses            6,531     9,640    8,580    5,858    4,449
   Net loss                     (4,296)   (5,431)  (5,656)  (4,395)  (3,303)
   Net loss per share            (0.26)    (0.39)   (0.43)   (0.39)   (0.34)
   Shares used in per
   share calculation            16,705    14,074   13,167   11,230    9,686

					       AS OF MARCH 31,
				  1997      1996     1995     1994    1993
				 ______   ______   ______   ______   ______

Balance Sheet Data:

   Working capital               $2,858    $4,327   $6,404   $12,593  $4,264
   Total assets                   7,088     7,519    9,498    13,836   5,727
   Long-term debt                     -         -        -         -       -
   Shareholders' equity           5,766     6,027    7,964    13,377   4,752

The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future.


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operating losses have resulted in an accumulated deficit of approximately $34.3 million as of March 31, 1997. In fiscal 1995 and 1996, the Company incurred significantly increased costs associated with the production and sale of the Biojector 2000 system, including sales and marketing efforts, manufacturing ramp-up and inventory build-up. The Company has been working on a product cost reduction program which commenced phase-in during fiscal 1996 and results from the initial phase of which were reflected in fiscal 1997 operating performance. The Company's ability to achieve and sustain profitability will depend in part upon customer acceptance of the Biojector 2000 system, sustained product performance, implementing additional product cost reductions and attaining revenues sufficient to support profitable operations.

In August 1994, Bioject signed an agreement with Health Management,
Inc. (HMI), granting HMI exclusive rights to purchase Bioject's Needle-Free Injection Management System (trademark), the Biojector 2000, for use in the home healthcare market. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. During the term of the contract, the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1995 and 1996, the Company sold approximately 2,100 and 4,300 Biojectors to HMI for total sales revenue including syringes of $1.1 million and $2.2 million, respectively. HMI did not place the great majority of these Biojectors with patients pending completion of negotiations with pharmaceutical companies for certain pricing concessions for medication to be administered with the Biojectors. In January 1996 HMI requested that Bioject suspend shipments to HMI. In February 1996, the Company learned from HMI's press releases that HMI expected to default under its loans, to take significant write-offs for accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. In fiscal 1997, although not obligated to do so, the Company agreed to repurchase certain of the HMI inventories, including up to 6,000 Biojector units, for cash and forgiveness of accounts receivable totalling $660,000. The repurchase of these inventories was at a substantial discount to the original selling price to HMI.

In March 1994, the Company entered into an agreement with Schering AG, Germany, for the development of a self-injection device for delivery of Betaseron(R) to multiple sclerosis patients. During fiscal 1995, the Company developed a proof-of-concept prototype and demonstrated this prototype to Schering. The Company and Schering finalized product specifications. The Company also commenced development of the preproduction clinical prototype. During fiscal 1996, the Company delivered the preproduction clinical prototypes to Schering and worked on finalizing the production prototype design. During fiscal 1997, the Company entered into a supply agreement with Schering AG and commenced activities related to full production of the self injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling for production of the product. In January 1997, the Company received notice that its contract with Schering AG would be cancelled. Under provisions of the contract, Schering AG had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering AG received a review letter from the FDA which would have required Schering to conduct additional material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron(R) product. Under terms of the contract, Schering was required to convert its $1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, $106,000 of accrued interest was converted into approximately 27,000 shares of Bioject common stock at a conversion price of $3.50 per share. Approximately 487,000 shares of Bioject stock are held by Schering AG. In addition, Schering is obligated to pay Bioject for the cost of product ordered through the date of cancellation of the contract.

In January 1995, the Company signed a joint development agreement with Hoffmann-La Roche to develop proprietary drug delivery systems for Roche products. The agreement provides for Bioject to develop, manufacture and sell Biojector needle-free drug delivery systems designed to Roche specifications. In return, Bioject has granted Roche exclusive worldwide rights to distribute these systems and their components for use with certain Roche products. Hoffmann-La Roche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading research-intensive healthcare companies. As of 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered to Roche preproduction prototypes for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996. As of March 31, 1997, the Company and Hoffmann-LaRoche were finalizing their submission to obtain regulatory approval to market the product. Hoffmann-LaRoche was also gathering marketing information in order to sign a supply agreement. In February 1995, Hoffmann-La Roche paid a one-time licensing fee totalling $500,000 and the agreement provides that it will pay specified product development fees on an agreed upon schedule of which $900,000 was paid in fiscal 1996 and $250,000 was paid in fiscal 1997.

Throughout fiscal 1994 and 1995, the Company's manufacturing processes were primarily manual. These processes did not permit the Company to produce its products at costs which would allow it to operate profitably. During fiscal 1996, the Company implemented a plan to increase manufacturing capacity and refine production methods to meet anticipated future demand and to reduce product costs. For the Biojector 2000, cost reduction efforts included converting from a two piece to a one piece housing, converting to continuous process manufacturing and implementing volume purchasing programs from suppliers. For the Biojector syringes, these efforts included increasing supplier mold capacity and automating final assembly and packaging. During fiscal 1997, the Company's manufacturing activities focused on retesting the devices repurchased from HMI to ensure their continuing compliance with new product standards and elective upgrade of certain of these units to current version configuration. Manufacturing also focused on finalizing product engineering and on planning for, designing and bringing up the new self injector device and syringe manufacturing lines in advance of product launch.

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

During the next fiscal year, the Company will continue to focus its efforts on expanding sales, reducing the cost of its products, developing a 1.5 ml. injector for Hoffmann-La Roche, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from operations in fiscal 1998.
See "Forward Looking Statements" and "Risk Factors."

RESULTS OF OPERATIONS

Product sales increased from $1.5 million in fiscal 1995 to $3.1 million in fiscal 1996 and declined to $1.3 in fiscal 1997. Sales in fiscal 1995 consisted of $1.1 million of sales to Health Management Inc., and the remainder to hospitals, large clinics, individual physician offices and certain selected distributors. Sales in fiscal 1996 consisted of $2.3 million of sales to HMI with the remainder primarily to public health and flu immunization clinics. Sales in fiscal 1997, consisted of $1.1 million of sales to public health and flu immunization clinics with the balance to a strategic partner.

License and technology fees varied from $1.4 million in fiscal 1995 to $1.2 million in fiscal 1996 and $966,000 in fiscal 1997. The fiscal 1995 fees included a one-time $500,000 licensing fee for access to the Company's technology received from Schering and a similar one-time $500,000 licensing fee received from Hoffmann-La Roche with the balance of the fiscal 1995 fees consisting of product development revenues recognized in connection with the Schering agreement. The fiscal 1996 and 1997 fees consisted principally of product development revenues recognized for work performed under the Schering and Hoffmann-La Roche agreements.

Manufacturing expense consists of the costs of product sold and manufacturing overhead expense related to excess manufacturing capacity. The total of these costs varied from $3.4 million in fiscal 1995 to $5.2 million in fiscal 1996 and $2.2 million in fiscal 1997 due in part to changes in sales and, therefore, to changes in the total costs of product sold. The increase from 1995 to 1996 also reflects increased regulatory and quality assurance staff to support the higher level of manufacturing and increased depreciation expense associated with automated assembly equipment installed during fiscal 1996. The decrease in expense from fiscal 1996 to 1997 reflects reductions in materials and labor for injectors and syringes and reductions in fixed and variable manufacturing overhead expense. Fixed manufacturing overhead totalled $1.3 million, $1.9 million and $1.5 million in fiscal 1995, 1996 and 1997, respectively.

Research and development expense increased slightly from to $1.4 million in fiscal 1995 to $1.5 million in fiscal 1996 and then decreased to $1.3 million in fiscal 1997. Fiscal 1995 expenditures related to work associated with development of the Schering device and to initial work on the Hoffmann-La Roche device. Fiscal 1996 expenditures related entirely to work performed under the Schering and Hoffmann-La Roche agreements. Fiscal 1997 expenditures related to final design and transfer to manufacturing of the Schering device and additional development work on the Hoffmann-LaRoche system. Costs vary from year to year depending on product activity.

Selling, general and administrative expense totalled $4.2 million, $3.2 million and $3.2 million in fiscal 1995, 1996 and 1997, respectively. Fiscal 1995 included expenses incurred in connection with the chief executive officer transition totalling approximately $780,000 (or $0.06 per share) and to higher levels of legal, insurance, bad debt and certain promotional expenses. The decrease in fiscal 1996 resulted from planned reductions in overhead personnel. Sales and marketing expenses comprise slightly more than 50% of selling, general and administrative expenses in fiscal 1996 and 1997.

Other income consists of earnings on available cash balances. Other income varied as a result of changes in cash balances and interest rates from year to year.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products. Net proceeds received upon issuance of securities from inception through March 31, 1997 totalled approximately $40.0 million. The Company has no long-term debt.

Cash, cash equivalents and marketable securities totalled $4.1 million at March 31, 1996 and $2.1 million at March 31, 1997, which represented a decrease of $2.0 million from 1996 to 1997. The decrease resulted from operating losses and capital expenditures offset in part by net proceeds from a private placement of common stock and warrants in December 1996 and of long-term debt borrowing from Schering including accrued interest which was converted into 487,390 shares of common stock in February 1997. In June 1997, the Company completed private placement of its common stock and warrants totalling $750,000.

Inventories increased from $1.3 million at March 31, 1996 to $1.7 million at March 31, 1997 due to the build-up of inventories to support anticipated future product sales and the repurchase of inventories from HMI.

The Company has fixed commitments for facilities rent and equipment leases which total approximately $260,000 for fiscal 1998.

The Company expended approximately $1.6 million for capital equipment in fiscal 1997. Substantially all of these expenditures related to ramp-up of manufacturing for the Schering product launch. These assets continue to be carried at their cost on the Company's balance sheet because the product is suitable for other home injection applications which the Company is pursuing. The Company expects to expend approximately $50,000 on non-manufacturing capital equipment additions in fiscal 1998.

The Company believes that its current cash position and cash received from a private placement of common stock and warrants in June 1997, combined with revenues and other cash receipts will not be adequate to fund the Company's operations through the end of fiscal 1998. The Company has identified a number of potential financing sources and is pursuing them aggressively.
See "Forward Looking Statements." Even if the Company is successful in raising additional financing unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The
Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations.
See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing. The Company's independent accountants have qualified their opinion with respect to their audit of the Company's 1997 consolidated financial statements as the result of doubts concerning the Company's ability to continue as a going concern in the absence of additional financing.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

		  TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets at March 31, 1997 and 1996

Consolidated Statements of Operations for the years ended
  March 31, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995


Consolidated Statements of Cash Flows for the years ended
  March 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Supplementary Data (none required)

		 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Bioject Medical
Technologies Inc:

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries, as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and, at March 31, 1997, has an accumulated deficit of $34.3 million that raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts that might result should the Company be unable to continue as a going concern.

/S/ ARTHUR ANDERSEN LLP

Portland, Oregon

May 2, 1997 (except with respect to the matter discussed in Note 7 for
	     which the date is June 18, 1997)

	       BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
			  CONSOLIDATED BALANCE SHEETS

							   March 31,
						      1997           1996
						  ____________    __________
		   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $  2,116,478    $ 3,098,251
   Securities available for sale                            -         993,056
   Accounts receivable, net of allowance for
     doubtful accounts of $27,500 and $55,000,
     respectively                                      311,856        424,859
   Inventories                                       1,706,456      1,255,945
   Other current assets                                 45,222         45,714
						  ____________    ___________
       Total current assets                          4,180,012      5,817,825
						  ____________    ___________

PROPERTY AND EQUIPMENT, at cost:
   Machinery and equipment                           1,897,174      1,428,001
   Production molds                                  1,798,630        777,353
   Furniture and fixtures                              176,897        163,116
   Leasehold improvements                               80,447         73,854
   Capitalized Interest                           _____106,228    __________-
						     4,059,376      2,442,324
   Less - accumulated depreciation                  (1,462,338)    (1,048,638)
						  ____________    ___________
						     2,597,038      1,393,686
						  ____________    ___________
OTHER ASSETS                                           310,981        307,105
						  ____________    ___________
						  $  7,088,031    $ 7,518,616
						  ============    ===========
	 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                               $    659,973    $   550,174
   Accrued payroll                                     213,130        158,225
   Other accrued liabilities                           199,384        216,924
   Deferred revenue                                    250,000        566,000
						  ____________    ___________
	Total current liabilities                    1,322,487      1,491,323
						  ____________    ___________
COMMITMENTS (Note 5)                                         -              -

SHAREHOLDERS' EQUITY:
   Preferred stock, no par, 10,000,000 shares
     authorized; no shares issued and outstanding            -              -
   Common stock, no par, 100,000,000 shares
     authorized; issued and outstanding 19,540,413
     and 15,585,232 shares at March 31, 1997 and
     1996, respectively                             40,035,736     36,001,158
   Accumulated deficit                             (34,270,192)   (29,973,865)
						  ____________    ___________
     Total shareholders' equity                      5,765,544      6,027,293
						  ____________    ___________
						  $  7,088,031    $ 7,518,616
						  ============    ===========

		  The accompanying notes are an integral part of these consolidated financial statements.

	       BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF OPERATIONS

					   For the Year Ended March 31,
				       1997           1996         1995
				       _______________________________________
REVENUES:

  Net sales of products             $ 1,269,882    $ 3,059,018    $1,479,948
  Licensing/technology fees             965,500      1,150,000     1,444,000
				      ___________    __________    __________
				      2,235,382      4,209,018     2,923,948
				      ___________    __________    __________

EXPENSES:

   Manufacturing                       2,184,050      5,195,914     3,394,089
   Research and development            1,275,580      1,486,607     1,427,861
   Selling, general and administrative 3,177,228      3,168,618     4,186,549
  Other (income) expense               (105,149)      (211,049)     (428,402)
				      ___________   ___________    __________
				       6,531,709      9,640,090     8,580,097
				      ___________   ___________    __________

LOSS BEFORE TAXES                    (4,296,327)    (5,431,072)   (5,656,149)

PROVISION FOR INCOME TAXES                     -              -             -
				      ___________   ___________   ___________

NET LOSS                            $(4,296,327)   $(5,431,072)  $(5,656,149)
				      ===========   ===========   ===========

NET LOSS PER SHARE                  $     (0.26)   $     (0.39)  $     (0.43)
				      ============  ===========   ===========

SHARES USED IN PER SHARE CALCULATION   16,705,274     14,074,349
13,167,301
				      ============  ===========   ===========

		      The accompanying notes are an integral part of these consolidated financial statements

	      BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					      COMMON STOCK
					________________________  Accumulated
					Shares       Amount       Deficit       Total
				       __________   ___________  ____________  ___________

BALANCES, MARCH 31, 1994                13,158,074   $32,263,783  $(18,886,644)
$13,377,139

  Issuance of common stock in
    exchange for services                  101,000       243,312             -      243,312

  Net loss                                     -             -    (5,656,149)  (5,656,149)
				       __________    __________  ____________  ___________

BALANCES, MARCH 31, 1995              13,259,074    32,507,095   (24,542,793)
7,964,302

  Issuance of common stock in
    exchange for services                   23,149        39,962             -       39,962

  Issuance of common stock under
    a private placement in
    November and December 1995           2,303,009     3,454,101             -    3,454,101

  Net loss                                       -             -    (5,431,072)  (5,431,072)
					__________   ___________  ____________  ___________

BALANCES, MARCH 31, 1996                15,585,232     36,001,158  (29,973,865)
6,027,293

  Issuance of common stock in
    exchange for services                   33,298        159,350            -       159,350

  Issuance of common stock under
    a private placement in
    December 1996                        3,434,493      2,163,000            -     2,163,000

  Issuance of stock to Schering AG
    in exchange for debt                   487,390      1,712,228            -     1,712,228

  Net loss                                       -              -  (4,296,327)    (4,296,327)
					__________   ___________  _____________  ___________

BALANCES, MARCH 31, 1997                19,540,413    $40,035,736  $(34,270,192)
$5,765,544
				=========  ========= ==========  ========

		      The accompanying notes are an integral part of these consolidated financial statements.

	       BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF CASH FLOWS

						    For the Year Ended March 31,
					      1997             1996             1995
					      ____________________________________________
CASH FLOWS FROM
   OPERATING ACTIVITIES:
   Net loss                               $(4,296,327)         $(5,431,072)    $(5,656,149)
   Adjustments to net loss:
      Depreciation and amortization           443,700              520,714         247,183
      Contributed capital for services        159,350               39,962         243,312
   Net changes in assets
    and liabilities:
       Accounts receivable                    113,003              305,864        (561,616)
       Inventories                           (450,511)            (147,237)       (144,982)
       Other current assets                       492                6,435          (6,773)
       Accounts payable                       109,799             (257,704)        593,498
       Accrued payroll                         54,905              (92,512)         52,436
       Other accrued liabilities              (17,540)            (102,080)        273,305
       Deferred revenue                      (316,000)             410,000         156,000
					    __________          ___________     ___________
Net Cash Used in Operating Activities      (4,199,129)          (4,747,630)     (4,803,786)
					    __________          ___________     ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities purchased                             -           (1,977,856)     (6,951,390)
   Securities sold                            993,056            4,974,268       9,795,130
   Property and equipment                  (1,617,052)            (597,100)       (956,487)
   Other assets                               (33,876)             (64,916)        (65,723)
					    __________          ___________     ___________
Net Cash Provided By (Used In)
   Investing Activities                      (657,872)           2,334,396       1,821,530
					    __________          ___________     ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from common stock          2,163,000            3,454,101               -
   Borrowing from long-term debt
   subsequently converted to common stock   1,712,228                    -               -
					    __________          ___________     ___________
   Net Cash Provided by Financing
    Activities                              3,875,228            3,454,101               -
					    __________         ___________      ___________

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash
     and cash equivalents                    (981,773)           1,040,867      (2,982,256)
   Cash and cash equivalents at
     beginning of year                      3,098,251            2,057,384       5,039,640
					    __________         ___________      ___________

   Cash and cash equivalents at
     end of year                           $2,116,478           $3,098,251      $2,057,384
					    ==========         ===========      ===========

		  The accompanying notes are an integral part of these consolidated financial statements.

	       BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY:

The consolidated financial statements of Bioject Medical Technologies Inc. and its subsidiaries (the "Company"), include the accounts of Bioject Medical Technologies Inc. ("BMT") and its wholly owned subsidiary, Bioject Inc. ("BI"). All significant intercompany transactions have been eliminated. BMT was incorporated on December 17, 1992 under the laws of the State of Oregon for the purpose of acquiring all of the outstanding common shares of Bioject Medical Systems, Ltd. ("BMSL") in exchange for an equivalent number of common shares of BMT stock under a plan of U.S. reincorporation approved by the Company's shareholders on November 20, 1992. BMSL was incorporated on February 14, 1985, under the laws of British Columbia, and terminated in July 1996. BI was incorporated on February 8, 1985, under the laws of the State of Oregon.

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

The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered jet injection system. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In March 1997, the Company received a 510(k) clearance from the FDA to market a version of its Biojector 2000 with certain additional features.

Since its inception the Company has incurred operating losses and at March 31, 1997 has an accumulated deficit of approximately $34.3 million. The Company's revenues to date have been derived primarily from licensing and technology fees and more recently from sales of the Biojector 2000 system and Biojector syringes to public health clinics and flu immunization programs. Future revenues will depend upon acceptance and use by healthcare providers of the Company's jet injection technology. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms might have on its business. The Company's ability to achieve and sustain profitability will depend in part upon the customer acceptance of the Biojector 2000 system, sustained product performance, implementing additional product cost reductions and attaining revenues sufficient to support profitable operations.

The Company's revenues to date have not been sufficient to cover operating expenses. However, the Company believes that if its products achieve market acceptance and the volume of sales increase, and its product costs are reduced, its cost of goods as a percentage of sales will decrease and eventually the Company will generate net income. The level of sales required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain efficiencies that can be attained through volume and automated manufacturing, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will be able to successfully implement its manufacturing cost reduction program or sell its products at prices or in volumes sufficient to achieve profitability or offset increase in its costs should they occur.

The Company believes that its current cash position and cash received from a private placement of common stock and warrants on June 1997 (see note 7), combined with revenues and other cash receipts will not be adequate to fund the Company's operations through the end of fiscal 1998. The Company has identified a number of potential financing sources and is pursuing them aggressively. Even if the Company is successful in raising additional financing unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts that might result should the Company be unable to continue as a going concern.

2.     ACCOUNTING POLICIES:

CASH EQUIVALENTS
The Company considers cash equivalents to consist of short-term, highly liquid investments with an original maturity of less than three months.

SECURITIES AVAILABLE FOR SALE
The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under provisions of SFAS 115, the Company is required to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at time of purchase. As of March 31, 1997 and 1996, all securities held by the Company consisting entirely of short-term debt instruments were available for sale and, accordingly, are stated on the balance sheet at their fair market values which approximate cost. Realized gains or losses are determined on the specific identification method and are reflected in the accompanying financial statements. There were no significant realized gains or losses for fiscal 1997, 1996 and 1995.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

					       March 31,
				     1997                  1996
				     __________            __________
	 Raw Materials               $  815,868            $  697,694
	 Work in Process                  9,763                12,467
	 Finished Goods                 880,825               545,784
				     __________            __________
				     $1,706,456            $1,255,945
				     ==========            ==========

PROPERTY AND EQUIPMENT
For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

	  Furniture and Fixtures............................5 years
	  Machinery and Equipment...........................7 years
	  Computer Equipment................................3 years
	  Production Molds..................................5 years

Leasehold improvements are amortized on the straight-line method over the shorter of the remaining terms of the lease or the estimated useful lives of the assets.

OTHER ASSETS
Other assets include costs incurred for the application of patents, net of amortization on a straight-line basis over 17 years. Accumulated amortization totalled $144,713 and $114,713 at March 31, 1997 and 1996, respectively. Amortization expense for the years ended March 31, 1997, 1996 and 1995 totalled $30,000, $20,000 and $31,000 respectively.

ACCOUNTING FOR LONG-LIVED ASSETS
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"(SFAS 121), which requires the Company to review for impairment of its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 became effective for the Company's year ended March 31, 1997. The Company has studied the implications of SFAS 121 and, based on its evaluation, does not believe that an adjustment to the carrying value of its long-lived assets is necessary.

REVENUE RECOGNITION FOR PRODUCT SALES
The Company records revenue from sales of its products upon shipment. In fiscal 1997, 1996 and 1995, sales to one customer accounted for 17%, 75% and 74% of net sales of products, respectively. At March 31, 1997, 62% of accounts receivable were accounted for by one customer.

RESEARCH AND DEVELOPMENT AND LICENSING/TECHNOLOGY REVENUES
Licensing fees are recognized as revenue when due and payable. Product development revenue is deferred upon receipt and is recognized as revenue as qualifying expenditures are incurred. Expenditures for research and development are charged to expense as incurred.

In March 1994, the Company entered into a joint development agreement with Schering AG, a major pharmaceutical manufacturer, for the development of an application specific self injection system. Under terms of the agreement, the Company received a $500,000 licensing fee in April 1994 and has received partial funding of product development expenses on an agreed schedule. In fiscal 1995, the Company received a total of $1.1 million from the pharmaceutical company, composed of $500,000 in licensing fees which were recognized as revenue during fiscal 1995 and $600,000 of Phase I product development revenues, $444,000 of which were recognized as revenue in fiscal 1995. In fiscal 1996, the Company received an additional $660,000 and a total of $751,000 was recognized as revenue. In fiscal 1997, the Company received a final product development payments totalling $349,500 and recognized revenue of $414,500. During fiscal 1997, the Company entered into a supply agreement with Schering AG and commenced activities related to full production of the self injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling for production of the product. In January 1997, the Company received notice that its contract with Schering AG would be cancelled. Under provisions of the contract, Schering AG had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering AG received a review letter from the FDA which would have required Schering to conduct additional material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron(R) product. Under terms of the contract, Schering was required to convert its $1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share.
In addition, $106,000 of accrued interest was converted into approximately 27,000 shares of Bioject common stock at a conversion price of $3.50 per share. Schering is obligated to pay Bioject for the cost of product ordered through the date of cancellation of the contract.

In January 1995, the Company entered into a joint development agreement with Hoffmann-La Roche, a major pharmaceutical manufacturer, for the development of application specific products. The Company received a licensing fee totalling $500,000 which was recognized as revenue in fiscal 1995. The Company is also receiving specified product development fees on an agreed upon schedule. In fiscal 1996, the Company received $900,000, of which $399,000 was recognized as revenue. In fiscal 1997, the Company received $250,000 in product development fees and recognized revenue of $501,000.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS
109). Under the liability method specified by SFAS 109, the deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. At March 31, 1997, the Company had total deferred tax assets of approximately $13.0 million, consisting principally of available net operating loss carryforwards. No benefit for these operating losses has been reflected in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. Total deferred tax liabilities were insignificant as of March 31, 1997.

As of March 31, 1997, BMT has net operating loss carryforwards of approximately $799,000 available to reduce future federal taxable income, which expire in 2008 through 2012. BI has net operating loss carryforwards of approximately $34 million available to reduce future federal taxable income, which expire in 2001 through 2012. Approximately $3.0 million of BI's carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of BI's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes.
The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from capitalization of certain start-up costs and deductions related to the exercise of stock options for income tax purposes.

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

3.     401(K) RETIREMENT BENEFIT PLAN:

The Company has a 401(k) Retirement Benefit Plan for its employees. All employees subject to certain age and length of service requirements are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under provisions of the Internal Revenue Code Section 401(k) and regulations thereunder. Effective January 1, 1996, the Company amended the plan to provide for voluntary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be in either cash or Company common stock. For calendar 1996, the Company agreed to match 25% of employee contributions up to 6% of salary with Company stock. For calendar 1997, the Company has agreed to match 37.5% of employee contributions up to 6% of salary with Company stock. In fiscal 1997 and 1996, the Company recorded an expense of $25,000 and $4,800, respectively, related to voluntary employer matches under the 401(k) Plan. The Board of Directors has reserved up to 100,000 shares of common stock for these voluntary employer matches of which 31,630 shares have been committed through March 31, 1997.

4.     SHAREHOLDERS' EQUITY:

PREFERRED STOCK
The Company has authorized 10 million shares of preferred stock, without par value, to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors. As of March 31, 1997, no preferred shares had been issued by the Company.

COMMON STOCK
Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. No shares have been issued subject to assessment, and there are no preemptive or conversion rights and no provision for redemption, purchase or cancellation, surrender or sinking or purchase funds. Holders of common stock are not entitled to cumulate their shares in the election of directors. A total of 100,000 shares of common stock have been reserved by the Board of Directors for issuance to 401(k) plan participants (see note 3) of which 31,630 shares have been issued through March 31, 1997.

ESCROWED SHARES
As a result of the Company's initial public offering on the Vancouver Stock Exchange, 1.5 million shares of the Company had been held in escrow pursuant to an Escrow Agreement dated May 30, 1986, among the Company, WAM Partnership and the escrow agent, Montreal Trust Company. WAM Partnership was owned by Carl E. Wilcox, former Chairman and C.E.O., and J. Thomas Morrow, former Director, and managed by Mr. Wilcox. Both Mr. Wilcox and Mr. Morrow are founders of the Company. The Escrow Agreement provided that these escrowed shares would be released from escrow based on a cash flow formula or, alternatively, the shares could be released by making application and obtaining consent of the Superintendent of Brokers of British Columbia based on demonstrating company value. Under the escrow agreement, any shares not released by July 14, 1996 would be cancelled.

In connection with Mr. Wilcox's resignation as chairman and chief executive officer of the Company (see Note 6), the Board of Directors granted Mr. Wilcox a special power of attorney to exclusively perform all acts necessary to obtain extension of the escrow and/or release of the WAM Partnership escrow shares.

On June 3, 1996, the British Columbia Securities Commission informed the Company that its Executive Director (formerly the Superintendent of Brokers) consented to the release of all shares originally held in escrow. This means that the 1.5 million shares of common stock which had been held under this escrow arrangement are now held by the owners of the shares without risk of cancellation and may be sold. Upon release, approximately 150,000 of these shares were considered to have been contributed back to the Company and reissued to certain former employees in consideration for past services rendered on behalf of the Company. The Company recorded the shares as contributed capital with a corresponding non-cash charge to compensation expense at the fair market value of the stock on the date of issuance. Accordingly, a non-cash charge of $120,000 was recorded in the financial statements in the first quarter of fiscal 1997.

STOCK OPTIONS
Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the "Plan"), which was approved by the Company's shareholders on November 20, 1992 and adopted by the Board effective December 17, 1992. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company's common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. As amended in fiscal 1995, a total of up to 3,000,000 shares of the Company's common stock including options outstanding at the date of initial shareholder approval of the Plan may be granted under the Plan. Options outstanding at March 31, 1997 expire through March 31, 2005.

In October 1995, the Financial Accounting Standards Board issued Statement
No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has elected to continue to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. However, as prescribed by SFAS 123 the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal year 1997 and 1996 using the Black-Scholes option-pricing model, using the following weighted average assumptions for grants in 1997 and 1996:

	 Risk-free interest rate            6%
	 Expected dividend yield            0%
	 Expected life                      1.5 years
	 Expected volatility                47%

The total value of options granted during 1997 and 1996 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts
(in thousands of $):

				 Year ended March 31,
				    1997    1996
				   ______   ______
Net loss:
  As reported                     $(4,296) $(5,431)
  Pro forma                        (4,480)  (5,541)
Net loss per share:
  As reported                       (0.26)  (0.39)
  Pro forma                         (0.27)  (0.39)

The above determination of proforma expense has been calculated consistent with SFAS 123 which does not take into consideration limitations on exercisability and transferability imposed by the Company's Stock Incentive Plan. Further, the valuation model is heavily weighted to stock price volatility, even with a declining stock price, which tends to increase calculated value. The actual value, if any, and, therefore, imputed proforma expense will vary based on the exercise date and the market price of the related common stock when sold.

Stock option activity is summarized as follows:

						   Exercise
				      Shares       Price          Amount
				     _________     ____________   __________
Balances March 31, 1994              1,068,625     $3.20 - 5.00   $4,424,252
Options granted                      1,427,250      2.60 - 4.75    5,387,632
Options exercised                            -                -            -
Options canceled or expired           (952,225)     3.00 - 5.00   (3,904,917)
				     _________     ____________  ___________
Balances March 31, 1995              1,543,650      2.60 - 5.00    5,906,967
Options granted                      1,316,439      1.25 - 4.50    3,129,177
Options exercised                            -                -            -
Options canceled or expired         (1,161,150)     2.34 - 5.00   (4,302,332)
				    __________     ____________  ___________
Balances March 31, 1996              1,698,939      1.25 - 4.50    4,733,812
Options granted                        705,525      1.00 - 1.30      830,006
Options exercised                            -
Options canceled or expired           (472,906)     1.00 - 4.00     (809,880)
				    __________     ____________  ___________
Balances March 31, 1997              1,931,558     $1.00 - 4.50   $4,753,938
				    ==========     ============  ===========


The following table sets forth as of March 31, 1997 the number of shares outstanding, exercise price, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

		OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE

Exercise   Outstanding   Weighted Average   Weighted  Exercisable   Weighted
Price      shares        Remaining          Average   Options       Average
	   at 3/31/97    Contractual        Exercise                Exercise
	   Life(Years)   Price              Price
------    -----------    -----------        --------  ----------    --------

$1.00- 1.25   690,125       4.37           $1.17       476,688        $1.23
1.26 - 2.50   338,933       5.01            1.57       181,999         1.75
2.51 - 3.75   380,000       6.60            3.07       305,000         2.97
3.76 - 4.88   522,500       4.29            4.08       322,500         4.16


As of March 31, 1997, current officers and employees of the Company held approximately 1.0 million stock options, under the original terms of their issuance included above. Subsequent to year end, the Stock Option Committee of the Board of Directors approved a plan whereby employees may elect to reprice their outstanding options to an exercise price of $.75 per share subject to a 25% reduction in outstanding option shares and a deferral of exercisability until April 3, 1998.


WARRANTS
Warrant activity is summarized as follows:

						 Exercise
				    Shares       Price         Amount
				    _________    ____________  __________
Balances March 31, 1994                60,000     $      4.50   $ 270,000
Warrants exercised                          -               -           -
Warrants canceled or expired          (60,000)           4.50    (270,000)
				    _________    ____________  __________
Balances March 31, 1995                     -               -           -
Warrants issued expiring Nov. 2000  1,864,343     1.97 - 2.00   3,724,401
Warrants issued expiring Feb. 1998    575,752            2.00   1,151,505
Warrants exercised                          -               -           -
Warrants canceled or expired                -               -           -
				    _________    ____________  __________
Balances March 31, 1996             2,440,095     1.97 - 2.00   4,875,906
Warrants issued expiring Dec. 2001  3,590,490      .82 - 1.00   3,562,413
Warrants exercised                          -               -           -
Warrants canceled or expired                -               -           -
				    _________    ____________  __________
Balances March 31, 1997             6,030,585    $ .82 - 2.00  $8,438,319
				    ==========  ============  ==========


5.     COMMITMENTS:

BI has operating leases for its manufacturing, sales and administrative facilities and warehouse facilities with options to renew for an additional five-year term upon expiration. BI also leases office equipment under operating leases for periods up to five years. At March 31, 1997, future minimum payments under noncancellable operating leases with terms in excess of one year are as follows:

Year Ending March 31,                    Facilities        Equipment
					 __________        _________
       1998                              $212,000          $45,000
       1999                               219,000           24,000
       2000                               220,000            4,000
       2001                               235,000            3,000
       2002                               236,000                -
					  118,000                -
       Thereafter

Lease expense for the years ended March 31, 1997, 1996 and 1995 totalled $283,000,$221,000, and $214,000, respectively.

6.     RELATED PARTY TRANSACTIONS:

On January 12, 1995, the Board of Directors announced the resignation of the Company's Chairman and Chief Executive Officer, Carl E. Wilcox. In consideration for Mr. Wilcox's long service to the Company, the Board granted Mr. Wilcox 100,000 shares of common stock valued at $241,000 and cash compensation totalling $247,000. The Board agreed to pay Mr. Wilcox $20,000 per year for two years under a covenant not-to-compete. The Board also vested 200,000 previously granted option shares at $4.00 per share and extended the expiration date to January 14, 1998. The Board granted Mr. Wilcox a special power of attorney to exclusively perform all acts necessary to obtain extension and/or release of the WAM Partnership escrow shares.
In addition, the Board agreed to pay up to $10,000 of costs associated with such extension and/or release. On June 3, 1996, the British Columbia Securities Commission informed the Company that release of the escrow shares had been granted (see Note 4). The value of the severance agreement totalling $488,000 was recorded as general and administrative expense in the accompanying financial statements in fiscal 1995.

7.    SUBSEQUENT EVENT:

On June 18, 1997, the Company completed a private placement of units (one unit consisting of one share of common stock and one-half warrant for purchase of common stock at $.71 per share)for total proceeds of $750,000. The Company has committed to register the $1.7 million shares and, if possible, the common shares underlying the 872,000 warrants issued in the private placement on a Form S-3 registration statement within 20 days of close of the transaction.



Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE

None.

			    PART III

     The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on September 11, 1997 (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the information under the caption "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" in the Proxy Statement.

Item 11.    EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information under the caption "EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS" in the Proxy Statement.

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

4.3* Bioject Medical Technologies Inc. 1992 Stock Incentive Plan, as amended through July 25, 1996.

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

10.4.2    Lease Agreement dated September 10, 1996 between Bridgeport Woods
	  Business park and Bioject Inc. for the Portland, Oregon facility.
	  Incorporated by reference to the same exhibit number of the Company's
	  Form 10-Q for the period ended September 30, 1996.

10.5      Lease Extension Agreement dated October 4, 1994, between Earl J. Itel
	  and Loris Itel Trust and Bioject, Inc., for the 6000 sq. ft.
	  Tualatin, Oregon warehouse.   Incorporated by reference to the
	  same exhibit number of the Company's Form 10-Q/A for the period ended
	  December 31, 1996.

10.7*      Executive Employment Contract with Peggy J. Miller, dated
	   January 18, 1993 incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended
	   January 31, 1993.

10.8*      Executive Employment Contract with J. Michael Redmond, dated
	   February 8, 1996. Incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended March 31, 1996.

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

10.26      Heads of Agreement between Hoffmann-La Roche Inc. and Bioject
	   Inc. dated January 10, 1995. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of
	   1934 as amended.

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

10.32     Supply Agreement dated June 26, 1996 between Bioject Inc. and Schering
	  Aktiengesellschaft. Incorporated by reference to the same exhibit number of the Company's Form 8-K/A dated June 26, 1996. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities exchange Act of 1934, as amended.

10.32.1   Security Agreement dated June 26, 1996 between Bioject Inc. and
	  Schering Aktiengesellschaft. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the period ended
	  June 30, 1996.

10.33 Form of Series "D" Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.6 of the Company's form 8-K dated December
	  11, 1996.

10.34 Form of Series "E" Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.7 of the Company's Form 8-K dated
	  December 11, 1996.

10.35     Form of Registration Rights Agreement between Bioject Medical
	  Technologies Inc. and the participants in the 1996 private placement. Incorporated by reference to exhibit 4.8 of the Company's
	  Form 8-K dated December 11, 1996.

10.36     Form of Series "F" Common Stock Purchase Warrant.

10.37     Form of Series "G" Common Stock Purchase Warrant.

10.38     Form of Registration Rights Agreement between Bioject Medical
	  Technologies Inc. and the participants in the 1997 private placement.

21.1      List of Subsidiaries incorporated by reference to Exhibit No.
	  22.1 of Company's Form 10-K for the year ended January 31, 1993.

23.2      Consent of Independent Public Accountants

27.1      Financial Data Schedule


(b)    Forms 8K filed since last report:

       Form 8-K January 14, 1997 reporting unaudited proforma results of operations and financial position as of November 30,1996 reflecting results of the private placement completed in December 1996.

       Form 8-K January 28, 1997 reporting cancellation of the
       Schering contract.

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

SIGNATURE                              TITLE

/S/ JAMES C. O'SHEA                    Chairman of the Board, President
James C. O'Shea                        and Chief Executive
Officer

/S/ PEGGY J. MILLER                    Vice President, Chief Financial
Peggy J. Miller                        Officer and Secretary/Treasurer

/s/ DAVID H. DE WEESE                  Director
David H. de Weese

/S/ GRACE K. FEY                       Director
Grace K. Fey

/S/ WILLIAM A. GOUVEIA                 Director
William A. Gouveia

/S/ ERIC T. HERFINDAL                  Director
Eric T. Herfindal

/S/ RICHARD PLESTINA                   Director
Richard Plestina

/S/ JOHN RUEDY, M.D.                   Director
John Ruedy, M.D.

		  INDEX TO EXHIBITS

Exhibit
Number     Exhibit Description
_______    __________________________________________________________

4.3 Bioject Medical Technologies, Inc. 1992 Stock Incentive Plan, as amended through July 25, 1996.

10.36      Form of Series "F" Common Stock Purchase Warrant.

10.37      Form of Series "G" Common Stock Purchase Warrant.

10.38      Form of Registration Rights Agreement between Bioject Medical
	   Technologies Inc. and the participants in the 1997 private placement.

23.2       Consent of Independent Public Accountants

27.1       Financial Data Schedule


						     EXHIBIT 23.2



	    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-3, File No. 33-80679 and File No. 333-18933, and Registration Statements on Form S-8, File Nos. 33-94400, 33-56454 and 33-42156.


				       /S/ ARTHUR ANDERSEN LLP

Portland, Oregon
  June 27, 1997

[ARTICLE] 5