Form 10-K/A
period 1997-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1997-07-29
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                   ___________________________________

                              FORM 10-K/A
                             AMENDMENT NO.1
                              (Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997

     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to________

                       Commission File No. 0-15360

                   BIOJECT MEDICAL TECHNOLOGIES INC.
        (Exact name of registrant as specified in its charter)

      Oregon                                     93-1099680
(State of other jurisdiction of
incorporation or organization)         (I.R.S. employer identification no.)

7620 SW Bridgeport Road
Portland, Oregon                                 97224
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

Documents Incorporated by Reference:

None

PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names and ages of the directors and executive officers of Bioject Medical Technologies Inc. Directors are elected annually and serve until the next annual meeting of shareholders and until their successors have been elected and are qualified.


                                                              YEAR ELECTED
   NAME                  AGE         POSITION                 DIRECTOR/OFFICER
   ------------------    -----      ------------------------- ----------------

   James C. O'Shea        52        Chairman, Chief Executive
                                    Officer and President         1995
   John Ruedy, M.D.       65        Director(a)(b)                1987
   William Gouveia        55        Director(a)(c)                1994
   Grace Keeney Fey       51        Director(b)(d)                1995
   Eric T. Herfindal      56        Director(b)(c)                1996
   Richard J. Plestina    51        Director(a)(d)                1997
   David H. de Weese      55        Director                      1997
   Peggy J. Miller        50        Vice President, Chief
                                    Financial Officer and
                                    Secretary/Treasurer           1993
   Richard R. Stout, M.D. 44        Vice President of Clinical
                                    Affairs of Bioject Inc.       1994
   J. Michael Redmond     37        Vice President, Sales and
                                    Marketing of Bioject Inc.     1996
_____________

(a)  Member of Nominating Committee
(b)  Member of Compensation Committee
(c)  Member of Audit Committee
(d)  Member of Stock Option Committee

BIOGRAPHICAL INFORMATION.
     JAMES C. O'SHEA has served as Chairman and Chief Executive Officer of the Company since March 1995. Prior to joining Bioject, he was President and Chief Operating Officer of Biopure Corporation, a developer of red blood cell substitutes. Prior to 1989, Mr. O'Shea was Executive Vice President of Marketing and Scientific Affairs at Delmed Inc., a manufacturer of peritoneal dialysis solutions and parenteral products. Mr. O'Shea holds a bachelors degree from Rutgers University. He is a member of the Board of Directors of publicly-owned Photographic Sciences Corporation, serving as Chairman of the Compensation Committee and previously serving as Chairman of the Executive Committee.

     JOHN RUEDY, M.D. has served as a director of the Company since 1987. Since July 1992, he has served as Dean of the Faculty of Medicine at Dalhousie University in Halifax, Nova Scotia. From 1978 through June 1992, Dr. Ruedy served as Professor of Medicine at the University of British Columbia and Head of the Department of Medicine at St. Paul's Hospital, Vancouver, British Columbia. Since 1966, he has held an appointment to the Department of Medicine and Pharmacology at McGill University and was Chairman of the Department of Pharmacology and Therapeutics from 1975 through 1978. Dr. Ruedy is also serving as a director for the Canadian AIDS Clinical Trials Network.

     WILLIAM A. GOUVEIA was elected a director of the Company in January
1994.  Mr. Gouveia serves in two capacities at Boston's New England Medical
Center: Director of Pharmacy (1972 to present) and Special Assistant for Pharmaceutical Research and Development (1989 to present). He has the following faculty appointments: Associate Professor of Medicine at Tufts University School of Medicine (1995), Adjunct Clinical Professor of
Pharmacy at Massachusetts College of Pharmacy and Allied Health Professions, and Adjunct Professor at Northeastern University Bouve College of Pharmacy and Health Sciences. He holds an M.S. in Hospital Pharmacy from Northeastern University (1966). He has published over 75 articles in leading healthcare journals, as well as numerous book chapters, and has delivered presentations in the U.S. and international health care organizations and colleges. In 1984, he founded the Massachusetts-based Chartwell Home Therapies. He is a Fellow of the American Society of Health-System Pharmacists
(ASHP) and has served as chair and member of various committees of the ASHP.

      GRACE K. FEY, CFA, was elected a director of the Company in October
1995.  Ms. Fey is Executive Vice President and Director of Frontier
Capital Management Company, a Boston-based investment management firm, since 1988. From 1986 to 1988, she was a Senior Vice President of Investment Management Associates, an investment management firm. From 1980 to 1986, Ms. Fey was Vice President of Winchester Capital Management, also an investment management firm.

     ERIC T. HERFINDAL has served as a director of the Company since September 1996. He was Senior Vice President of Axion Healthcare, Inc., a disease management company, from 1993 to 1996 and continues as a director of that company, and has also served as Senior Vice President of OnCare Inc., an oncology physician practice management company and subsidiary of Axion, since 1993. Prior to joining Axion, he served for over 20 years as a Professor of Clinical Pharmacy, School of Pharmacy, at the University of California Medical Center in San Francisco, where he is currently a Professor Emeritus. He holds a Doctorate in Pharmacy from the University of California, San Francisco, and a Masters in Public Health from the University of California, Berkeley. He is the author of twenty-five articles and the editor or co-editor of ten books in the field of pharmacy, including the TEXTBOOK OF THERAPEUTICS: DRUG AND DISEASE MANAGEMENT, currently in its sixth edition. Dr. Herfindal has been active in various professional organizations, serves on a number of editorial and advisory boards, and is a frequent lecturer at national and international healthcare meetings.

   RICHARD J. PLESTINA was elected a director of the Company in April 1997. Mr. Plestina is President of Quelah Corporation, NW, a family owned investment firm, since 1986. In 1988, he was a consultant for Cologon, Inc. DBA Alpine Glass Company, a large commercial and residential glass company. From 1979 to 1986, he was an Executive Vice President of Orion Capital Corporation, a multiline insurance company and President of EBI Companies, which was later acquired by Orion Corporation in 1979. From 1974 to 1979 he served as the Vice President and Marketing Manager of EBIC. Mr. Plestina has served previous directorships for Orion Capital Corporation, EBI Companies, Associated Oregon Industries and Northwest Employer's Council.

   DAVID H. DE WEESE was elected a director of the Company in June 1997. He has served as Chairman of the Board of Directors, President and Chief
Executive Officer of the SIGA Pharmaceuticals, Inc., since November 1996.
Prior to joining the SIGA, Mr. de Weese served as a director and a consultant to Biovector Therapeutics, S.A., a developer of drug delivery technology based in France, and as an advisor to Paul Capital Partners, L.P., a private equity investment manager with whom he maintains a consulting relationship. From
1993 to 1995, Mr. de Weese was President, Chief Executive Officer and a Director of M6 Pharmaceuticals, Inc., a biopharmaceutical company. From 1986 to 1992, Mr. de Weese was the President, Chief Executive Officer, a Director and a founder of Cygnus Therapeutic Systems (now Cygnus, Inc.), a developer and manufacturer of transdermal drug delivery systems. Prior to that, Mr. de Weese co-founded Medical Innovations Corporation, a medical device business currently a division of Ballard Medical Products, Inc., and was Chairman of the Board, President and Chief Executive Officer of Machine Intelligence Corporation, a developer of computer software and hardware. Mr. de Weese received his M.B.A. from the Harvard University Graduate School of Business.

     PEGGY J. MILLER joined Bioject as Chief Financial Officer, Vice
President and Secretary/Treasurer, in February 1993. From April 1991 to January 1993, Ms. Miller was Vice President for Finance at Oregon Health Sciences University, an academic health sciences center. From September 1987 to April 1991, she was Senior Manager at Arthur Andersen & Co., independent public accountants. From July 1985 to September 1987, she served as Vice President Finance of ALPKEM Corporation, a manufacturer and distributor of automated blood analyzers and supplies to hospitals and clinics. Prior to June 1985, she served as an Audit Manager at Price Waterhouse, independent public accountants. Ms. Miller is a Certified Public Accountant and serves on the Board of Directors of CHAP, the Community Health Accreditation Program, an affiliate of the National League for Nursing.

     RICHARD R. STOUT, M.D. joined the Company in April 1994 as Director of Clinical and Regulatory Affairs. He was promoted to Vice President of
Clinical Affairs in December 1994. From 1992-1993 he was the Director of Clinical and Regulatory Affairs at EndoVascular Instruments, Inc., a developer of surgical devices and methods for endarterectomy and intraluminal graft placement. Dr. Stout acted as the Manager of Tachycardia Clinical Studies at Telectronics Pacing Systems from 1990-1992, an international medical device company involved in manufacturing and distributing cardiac pacemakers and implantable defibrillators. From 1987 to 1989, Dr. Stout was Director of Medical Programs at Biotronic Inc., also a manufacturer and distributor of implantable cardiac pacemakers.

     J. MICHAEL REDMOND was appointed Vice President of Sales and Marketing effective February 8, 1996. Mr. Redmond has twelve years of experience in medical marketing and product sales. Prior to joining the Company he was Director of Business Development and Director of Sales and Marketing for Kollsman Inc. Kollsman is a private label developer and manufacturer of medical instrumentation. He also held positions with Abbott Laboratories in the diagnostics division and in product management.


SEC FILINGS. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and 10 percent shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and 10 percent shareholders are required by Commission regulations to furnish the Company with all Section 16(a) reports they file.

     Based solely on the Company's review of the copies of such reports the Company received and written representations from the Company's officers and directors, the Company believes that all required reports were timely filed in fiscal 1997, except for certain reports not filed by Mr. Cecil Spearman, a director during fiscal 1997. Mr. Spearman filed 5 late reports with respect to 5 purchase transactions.


Item 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION. The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to the other executive officers having salary and bonus compensation greater than $100,000 (collectively the "named executive officers"), for services rendered to the Company during the fiscal years ended March 31, 1997, 1996 and 1995.

                              Summary Compensation Table

                                                                  Long-Term
                                     Annual Compensation          Compensation Awards
                                     ___________________          ___________________
                               Fiscal                             Options               Other
Name and Principal Position(1) Year   Salary    Bonus   Other     Shares(2)   Other(3)  Compensation
_________________________     _______ _______   ______  _____     ________    _______
_____________
James C. O'Shea                1997  $195,000      -   $5,225(5)   25,000(6)  $3,017    $       -
Chairman, Chief Executive      1996   192,737(4)   -    4,117(5)  500,000(7)              146,996(8)
Officer and President          1995         -      -         -          -                       -

Peggy J. Miller                1997   105,000      -         -     12,500(9)   1,983            -
Vice President, Chief          1996   105,000      -              127,500(10)                   -
Financial Officer and          1995    99,835  3,325(11)     -     75,000(12)                   -
Secretary / Treasurer

J. Michael Redmond             1997   100,000           6,000(14) 100,000(15)  1,616            -
Vice President of              1996    14,231(13)       1,000(14)       -          -            -
Sales and Marketing            1995         -               -           -          -            -

________________________

(1) No other executive officers had salary and bonus compensation greater than $100,000 in fiscal 1997.

(2) The Company has in effect one major long-term compensation plan, the 1992 Stock Incentive Plan, through which all employees, officers and non-employee consultants of the Company may be awarded incentive and non-statutory stock options, stock bonuses, stock appreciation rights and restricted stock under terms and performance criteria as determined by a committee of the Board of Directors. Non-employee directors are also awarded options to purchase a fixed number of shares on an annual basis. The 1992 Stock Incentive Plan was approved by the Company's shareholders on November 20, 1992. Amounts listed reflect the number of options granted in the respective fiscal years, the exercise prices for which were greater than or equal to the fair market value of the Company's common stock on the date of grant.

(3) The Company has a 401(k) Retirement Benefit Plan for its employees including its executive officers which provides for voluntary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer contributions may be made in cash or common stock. In fiscal 1997, the Company made all employer matching contributions in shares of the Company's common stock based on fair market value in the period of match.

(4)    Mr. O'Shea was appointed Chairman and Chief Executive Officer on
March 28, 1995 and commenced his salaried employment with the Company on April 10, 1995.

(5) Represents supplemental life and disability insurance premiums paid pursuant to an employment agreement with Mr. O'Shea. No other executive officers are entitled to this benefit.

(6) In fiscal 1997, Mr. O'Shea was granted 25,000 options vesting immediately and exercisable on November 3, 1996.

(7) In connection with his employment, Mr. O'Shea was granted options to purchase 500,000 shares of common stock of which 150,000 option shares vested immediately, 150,000 option shares vested one-half on April 10, 1996 and one-half on April 10, 1997, and 200,000 option shares vesting one-half on April 10, 1997 and one-half on April 10, 1998.

(8) In connection with the commencement of Mr. O'Shea's employment with the Company, he was reimbursed his moving expenses including the costs of selling his former residence, transportation and storage of household goods, certain other incidental moving expenses and a gross-up for federal and state income taxes incurred on these reimbursements.

(9) In fiscal 1997, Ms. Miller was granted 12,500 options vesting immediately and becoming exercisable November 3, 1996.

(10) On January 26, 1996, Ms. Miller was granted 127,500 options with 101,250 vesting immediately and become exercisable on January 29, 1997, 12,500 vesting on February 1, 1996 and becoming exercisable on January 29, 1997, 1,250 vesting on July 31, 1996 and becoming exercisable on January 29, 1997 and 12,500 vesting and becoming exercisable on February 1, 1997. These options replaced 75,000 options granted in fiscal 1995, 5,000 options granted in fiscal 1994 and 90,000 options granted in fiscal 1993.

(11) The fiscal 1995 bonus for Ms. Miller consists of 1,000 shares of the Company's common stock valued at fair market value at the date of grant with the gross-up for withholding taxes.

(12) These options were granted July 8, 1994 of which 25,000 vested immediately and the remaining 50,000 vesting at the rate of one-third on each successive February 1. These options were replaced in fiscal 1996.

(13)   Mr. Redmond commenced employment with the Company on February 8, 1996.

(14)   Mr. Redmond receives an automobile allowance of $500 per month.

(15) In connection with his employment, Mr. Redmond was granted 100,000 options with one-third vesting on each anniversary of his employment with the Company.

GRANT OF STOCK OPTIONS. Shown below is information on grants of stock options pursuant to the Company's 1992 Stock Incentive Plan during the fiscal year ended March 31, 1997 to the named executive officers. No stock appreciation rights were granted during fiscal 1997.


                      OPTION GRANTS IN LAST FISCAL YEAR

                         INDIVIDUAL GRANTS
               _________________________________________________     Potential Realizable
                            Percentage of                            Values at Assumed
                            Total Options                            Annual Rates of Stock
                             Granted to     Exercise or              Price Appreciation
                   Options    Employees     Base Price   Expiration  for Option Term (4)
Name               Granted  in Fiscal 1997  (per share)    Date      5%          10%
_______________    _______  ______________ ___________  __________   ________   ________

James C. O'Shea    25,000(1)      4          1.31       03/31/03     12,277     29,500

Peggy J. Miller    12,500(2)      2          1.31       03/31/03      6,125     14,750

J. Michael Redmond 100,000(3)    14          1.30       02/07/03     50,000    119,000

_____________________

(1) These options vested immediately upon grant and became exercisable November 3, 1996. Fair market value of the Company's common stock on the date of grant was $1.28 per share. Subsequent to year end, these options were repriced to $0.75 per share subject to a 25% forfeiture and delay in exercisability to April 3, 1998.

(2) These options vested immediately upon grant and became exercisable November 3, 1996. Fair market value of the Company's common stock on the date of grant was $1.28 per share. Subsequent to year end, these options were repriced to $0.75 per share subject to a 25% forfeiture and delay in exercisability to April 3, 1998.

(3) Of this total, 33,333 options vested immediately and became exercisable on February 7, 1997, 33,333 become vested and exercisable on February 7, 1998, and the remaining balance of 33,334 become vested and exercisable on February 7, 1999. Subsequent to year end, these options were repriced to $0.75 per share subject to a 25% forfeiture and delay in exercisability to April 3, 1998.

(4) Potential realizable value is based on the assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the applicable option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance. The actual value, if any, which may be realized by any officer will vary based on exercise date and the market price of the related common stock when sold.

OPTION EXERCISES AND FISCAL YEAR END VALUES. Shown below is information with respect to exercised options and unexercised options to purchase the company's common stock granted in fiscal 1997 and prior years to the named executive officers and held by them at March 31, 1997. None of the named executive officers exercised any stock options during fiscal 1997. No stock appreciation rights were outstanding or exercised during fiscal 1997.

                  Aggregated Option Exercises in Last Fiscal Year
                         and Fiscal Year End Option Values

                        Number of Unexercised            Value of Unexercised
                        Options held at                  In-the-Money Options
                        March 31, 1997                   March 31, 1997(1)
                    ____________________________     __________________________

Name                Exercisable      Unexercisable    Exercisable   Unexercisable
_____________       ___________      _____________    ____________  _____________
James C. O'Shea      425,000(2)        100,000(2)     $        -    $          -

Peggy J. Miller      140,000(2)              -                 -               -

J. Michael Redmond    33,333(2)         66,667(2)              -               -

_______________

(1) Based on the difference between the exercise price and the average of the bid and ask price on NASDAQ of the Company's common stock on that date ($0.79). The actual value, if any, which may be realized by any officer will vary based on exercise date and the market price of the related common stock when sold.

(2) Subsequent to year end, the Stock Option Committee approved a proposal whereby the named executive officers could reprice their options to $0.75 per share subject to a forfeiture of 25% of the pre-repricing number of options outstanding and subject further to a delay in exercisability until April 3, 1998. Based on this repricing, Mr. O'Shea would hold 393,750 unexercisable options having a value of $15,750 at March 31, 1997; Ms. Miller would hold 105,000 unexercisable options having a value of $4,200 at March 31, 1997;
and Mr. Redmond would hold 75,000 unexercisable options having a value of $3,000 at March 31, 1997.

DIRECTOR COMPENSATION.
    All directors hold office for one year or until their successors have been elected and qualified. There are no family relationships between any of the directors or executive officers of the Company.

    The Company pays its directors no annual cash or per meeting compensation for services. Under the terms of the 1992 Stock Incentive
Plan, each non-employee director is automatically awarded an option to purchase 17,500 shares of the Company's common stock immediately following the close of each annual shareholders' meeting, at an exercise price equal to the fair market value on date of the grant. Such options are vested and exercisable with respect to one-half of the shares at six months from the date of grant with the remaining shares vested and exercisable six months thereafter. The options expire eight years after grant unless previously exercised or terminated due to termination of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.
    Executive compensation is administered by two committees of the Board: the Compensation Committee and the Stock Option Committee. Jim O'Shea, the Company's Chairman, President, Chief Executive Officer and a Director, participated in deliberations concerning executive officer compensation, but abstained from deliberations concerning his own compensation.

EMPLOYMENT CONTRACTS. The Company entered into an employment agreement with Mr. O'Shea to serve as Chairman and Chief Executive Officer. His salary, currently $195,000 per annum, is subject to annual adjustment by the Board of Directors. His agreement continues until terminated. In addition to his base salary, Mr. O'Shea was granted a total of 500,000 incentive stock options at prices ranging from $2.69 to $4.50 per share which vest variously over a three year period. He will receive 100,000 shares of common stock when the Company first achieves two consecutive quarters of positive earnings per share. He received relocation expense reimbursements grossed-up for withholding taxes and will receive annual payment of certain disability and life insurance policy premiums. In the event he is terminated, he will receive his base salary for up to two years. If he becomes disabled, he will continue at 75% of his then current salary for not less than six months and at 50% of such salary for the successive six months. In the event of his death, his salary will continue for 60 days following the end of the month of his death. Under the agreement, he is permitted to participate in any net profit sharing, deferred compensation or other programs. In addition, he is prohibited from competing with the Company for three years following termination of the agreement.

     The Company has entered into an employment agreement with Ms. Miller to serve as Vice President and Chief Financial Officer. In the event she is terminated, she will receive her base salary for up to four months. Her salary, currently $105,000 per annum, is subject to annual adjustment by the Board of Directors. Her agreement continues until terminated. In the event she is disabled, she will continue at 75% of her then current salary for not less than six months and then at 50% of such salary through the end of the current term. In the event of her death, her salary will continue for 60 days following the end of the month of her death. Under the agreement, she is permitted to participate in any net profit sharing, deferred compensation or other programs. In addition, she is prohibited from competing with the Company for three years following termination of the agreement.

     The Company has entered into an employment agreement with Mr. Redmond to serve as Vice President of Sales and Marketing. In the event he is terminated, he will receive his base salary for up to four months. His salary, currently $100,000 per annum, plus $500 per month car allowance, is subject to annual adjustment by the Board of Directors. His agreement continues until terminated. In the event he is disabled, he will continue at 75% of his then current salary for not less than six months and then at 50% of such salary through the end of the current term. In the event of his death, his salary will continue for 60 days following the end of the month of his death.
Under the agreement, he is permitted to participate in any net profit sharing, deferred compensation or other programs. In addition, he is prohibited from competing with the Company for three years following termination of the agreement.


INDEMNIFICATION OF OFFICERS AND DIRECTORS.
Generally, Sections 60.387 through 60.414 of the Oregon Business Corporation Act (the "Oregon Act") authorize a court to award, or a corporation's board of directors to grant, indemnification to directors and officers in circumstances where the officer or director acted in good faith, in a manner that the director or officer reasonably believed to be in (or at least not opposed to) the best interests of the corporation and, if in a criminal proceeding, if the director or officer had no reasonable cause to believe his conduct was unlawful. Article IX of the Company's Bylaws provides for indemnification to the greatest extent permitted by the Oregon Act.

Section 60.047 of the Oregon Act authorizes a corporation to limit a director's liability to the corporation or its shareholderrs for monetary damages resulting from conduct as a director, except in certain circumstances involving breach of the director's duty of loyalty to the corporation or its shareholders,intentional misconduct or knowing violation of the law, self dealing or approval of illegal corporate loans or distributions, or any transaction from which the director personally receives a benefit in money, property or services to which the director is not legally entitled. Article VII of the Company's Articles of Incorporation contains provisions implementing, to the fullest extent allowed, limitations on a director's liability to the Company or its shareholders.

ESCROWED SHARES. As a result of the Company's initial public offering on the Vancouver Stock Exchange, 1.5 million shares of the Company were held in escrow pursuant to an Escrow Agreement dated May 30, 1986, among the Company, WAM Partnership and the escrow agent, Montreal Trust Company. WAM Partnership was owned by Carl E. Wilcox, former chairman and chief executive officer, and J. Thomas Morrow, former director, and managed by Mr. Wilcox. Both Mr. Wilcox and Mr. Morrow are founders of the Company. The Escrow Agreement provided that these escrowed shares would be released from escrow based on two times the excess of cumulative cash flow for five consecutive years (as defined in the agreement) over 25% of the per share price in the Company's initial public offering, multiplied by the number of shares in escrow, calculated on an annual basis. Alternatively, the shares could be released by making application and obtaining consent of the Superintendent of Brokers of British Columbia based on demonstrating company value. Under the escrow agreement, any shares not released by July 14, 1996 would be cancelled.

     In connection with Mr. Wilcox's resignation as chairman and chief executive officer of the Company, the Board of Directors granted Mr. Wilcox a special power of attorney to exclusively perform all acts necessary to obtain extension of the escrow and/or release of the WAM Partnership escrow shares.

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


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth certain information concerning the beneficial ownership of the Company's common stock at June 30, 1997, by:
(i) each person known by the Company to own beneficially more than 5 percent of the outstanding capital stock of the Company; (ii) each of the directors;
and (iii) all directors and officers as a group. Each shareholder listed below has sole voting and investment power with respect to the shares beneficially owned, except as indicated:


                                               NUMBER OF SHARES   PERCENTAGE
                                               BENEFICIALLY       BENEFICIALLY
NAME OF BENEFICIAL OWNER                       OWNED (1)          OWNED
________________________________               ________________   ___________

Hambrecht & Quist (2)
50 Rowes Wharf, Boston, Massachusetts  02110   3,380,300          15.04%

Paramount Capital (3)
787 Seventh Avenue, New York, New York 10019   2,539,642          11.18

James C. O'Shea (4)                              390,291           1.80

David H. de Weese (5)                             10,000           *

Grace Keeney Fey (6)                              27,250            *

William A. Gouveia (7)                            61,250            *

Eric T. Herfindal (8)                              8,750            *

Richard J. Plestina (5)                           32,500            *

John Ruedy, MD (9)                               144,450            *

Peggy J. Miller (10)                             138,653            *

J. Michael Redmond (11)                           50,000            *

All Directors and Executive
  Officers as a Group (10 persons) (12)          933,891           4.23

_________________________________________
*     Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but not deemed outstanding for computing the percentage of ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons names in the table above have sole voting and investment power with respect to all shares of common stock as shown as beneficially owned by them.

(2) Includes warrants to purchase 1,190,00 shares of common stock which are presently exercisable.

(3) Includes warrants to purchase 1,428,571 shares of common stock which are presently exercisable.

(4) Includes 50,000 options which are vested and become exercisable on October 3, 1997 and 318,750 options which are vested and become exercisable on April 3, 1998. Does not include 75,000 options that become vested and exercisable after 60 days.

(5) Includes only shares directly owned. Does not include 17,500 option shares that become exercisable after 60 days.

(6) Includes options to purchase 26,250 shares of common stock which are presently exercisable. Does not include 8,750 option shares which become exercisable after 60 days.

(7) Includes options to purchase 61,250 shares of common stock which are presently exercisable. Does not include 8,750 option shares which become exercisable after 60 days.

(8) Includes options to purchase 8,750 shares of common stock which are presently exercisable. Does not include 8,750 option shares which become exercisable after 60 days.

(9) Includes options to purchase 78,750 shares of common stock which are presently exercisable. Does not include 8,750 option shares which become exercisable after 60 days.

(10) Includes options to purchase 25,000 shares of common stock which are vested and become exercisable on October 3, 1997 and options to purchase 105,000 shares of common stock which are vested and become exercisable on April 3, 1998.

(11) Includes options to purchase 25,000 shares of common stock which are vested and become exercisable on October 3, 1997, and options to purchase 25,000 shares of common stock which are presently vested and become exercisable on April 3, 1998. Does not include 50,000 option shares which become exercisable after 60 days.

(12) Includes 175,000 options which are presently exercisable, 115,000 options which are vested and become exercisable on October 3, 1997 and 501,250 options which are vested and become exercisable on April 3, 1998. Does not include 204,375 options which become vested and exercisable after 60 days.

All of the outstanding capital stock of Bioject Inc. is owned by the Company.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 12, 1995, the Board of Directors announced the resignation of the Company's Chairman and Chief Executive Officer, Carl E. Wilcox. In consideration for Mr. Wilcox's long service to the Company, the Board granted Mr. Wilcox 100,000 shares of common stock valued at $241,000 and cash compensation totalling $247,000. The Board also vested 200,000 previously granted option shares at $4.00 per share and extended the expiration date to January 14, 1998. The Board granted Mr. Wilcox a special power of attorney to exclusively perform all acts necessary to obtain extension and/or release of the WAM Partnership escrow shares. In addition, the Board agreed to pay up to $10,000 of costs associated with such extension and/or release. On June 3, 1996, the British Columbia Securities Commission informed the Company that release of the escrow shares had been granted. The Board also agreed to pay Mr. Wilcox $20,000 per year for two years under a covenant not-to-compete. Mr. Wilcox continued to serve as a Director of the Company until October 25, 1995.

                               SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        Bioject Medical Technologies, Inc.
                                        (Registrant)

                                        By: /s/ James C. O'Shea
                                            -------------------
                                            James C. O'Shea
                                            Chairman of the Board, President
                                            and Chief Executive Officer