Form 10-Q
period 1997-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1997-08-14
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C.  20549
		      ___________________________________


				   FORM 10-Q


		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
		     OF THE SECURITIES EXCHANGE ACT OF 1934


				      OR


		  For the quarterly period ended June 30, 1997


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

     At June 30, 1997 there were 21,284,599 outstanding shares of common stock of the registrant.

				     PART I
			      FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of Bioject
Medical Technologies Inc. (BMT) and its subsidiary, Bioject Inc. (BI) (together, unless the context otherwise requires, the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

The Company's operations are conducted by Bioject Inc., an Oregon corporation, which is a wholly owned subsidiary of Bioject Medical Technologies Inc., an Oregon corporation. Although Bioject Inc. commenced operations in 1985, the Company was formed in December 1992 for the sole purpose of acquiring all the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company for Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. All references to the Company herein are to Bioject Medical Technologies Inc. and its subsidiary, unless the context requires otherwise.

The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the first quarter of the year ending March 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


     - Consolidated Statements of Operations for the quarters ended June 30, 1997 and June 30, 1996

     -    Consolidated Balance Sheets dated June 30, 1997 and March 31, 1997

     - Consolidated Statements of Cash Flows for the quarters ended June 30, 1997 and June 30, 1996

	     BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     				(Unaudited)

                                   					       Three-Month Period Ended
                                           						       June 30,


                                        			       1997            1996
                                   					       -------------------------

REVENUES:

     Net sales of products                     $   342,614     $ 176,869
     Licensing/technology fees                     125,000       314,900
                                      		       -----------     ---------
                                          						   467,614       491,769
                                   					       -----------   -----------
EXPENSES:

     Manufacturing                                 556,500       581,542
     Research and development                      155,755       408,368
     Selling, general and administrative           754,563       747,427
     Other (income) expense, net                   ( 6,630)      (21,672)
                                   					       -----------   -----------
                                          						 1,460,188     1,715,665
                                   					       -----------   -----------

INCOME (LOSS) BEFORE TAXES                      (  992,574)   (1,223,896)

PROVISION FOR INCOME TAXES                               -             -
                                   					       -----------   -----------

NET INCOME (LOSS)                              $(  992,574)  $(1,223,896)
                                   					       ===========   ===========

EARNINGS (LOSS) PER SHARE                      $      (.05)  $      (.08)
                                   					       ===========   ===========

SHARES USED IN PER SHARE CALCULATION            19,789,582    15,585,232
                                   					       ===========   ===========

		   The accompanying notes are an integral part of these consolidated financial statements.

	     BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
	              		CONSOLIDATED BALANCE SHEETS

                                     					       June 30,        March 31,
                                       					       1997            1997
                                    					       --------------------------
        					                                          (unaudited)
	       ASSETS
------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $ 1,793,846    $ 2,116,478
     Securities available for sale                        -              -
     Accounts receivable                            215,870        311,856
     Inventories                                  1,639,105      1,706,456
     Prepaid and other current assets                81,240         45,222
                                          						-----------    -----------
	  Total current assets                           3,730,061      4,180,012

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      1,904,039      1,897,174
     Production molds                             1,801,493      1,798,630
     Furniture and fixtures                         177,397        176,897
     Leasehold improvements                          80,447         80,447
     Capitalized Interest                           106,228        106,228
	                                          					-----------    -----------
                                          						  4,069,604      4,059,376
     Less - Accumulated depreciation             (1,562,343)    (1,462,338)
                                          						-----------    -----------
                                          						  2,507,261      2,597,038
OTHER ASSETS                                        314,551        310,981
                                          						-----------    -----------
                                          						$ 6,551,873    $ 7,088,031
                                          						===========    ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                           $   521,848    $   659,973
     Accrued payroll                                151,665        213,130
     Other accrued liabilities                      230,390        199,384
     Deferred revenue                               125,000        250,000
		                                          				-----------    -----------
	  Total current liabilities                      1,028,903      1,322,487


SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding                                    -              -
     Common stock, no par, 100,000,000
       shares authorized; issued and
       outstanding 21,284,599 shares at
       June 30, 1997 and 19,540,413 at
       March 31, 1997                            40,785,736     40,035,736
     Accumulated deficit                        (35,262,766)   (34,270,192)
                                          						-----------    -----------
	  Total shareholders' equity                     5,522,970      5,765,544
                                          						-----------    -----------
                                          						$ 6,551,873    $ 7,088,031
                                          						===========    ===========

		   The accompanying notes are an integral part of these consolidated financial statements.

	       BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
		            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    				 (Unaudited)

                                           						 Three-Month Period Ended
	                                                   						 June 30,

	                                               					1997           1996
	                                          					--------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(  992,574)   $(1,223,896)
     Adjustments to net loss:
	Depreciation and amortization                      107,505        172,200
	Common stock issued for services                         -        159,350
     Net changes in assets and liabilities:
	Accounts receivable                                 95,986        352,149
	Inventories                                         67,351       (261,235)
	Prepaid and other current assets                   (36,018)        (2,068)
	Accounts payable                                  (138,125)      (244,197)
	Accrued payroll                                    (61,465)       (22,067)
	Other accrued liabilities                           31,006          8,778
	Deferred revenue                                  (125,000)      (265,400)
                                          						-----------    -----------
     Net Cash Used in Operating Activities       (1,051,334)    (1,326,386)
                                          						-----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                          -      (173,163)
     Sale of securities available for sale                 -       993,056
     Capital expenditures                          ( 10,228)      (286,480)
     Other assets                                  ( 10,070)        (1,789)
                                          						-----------    -----------
     Net Cash Used in Investing Activities         ( 21,298)       531,624
                                          						-----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                           -        450,000
     Cash proceeds from common stock                750,000              -
                                          						-----------    -----------
     Net Cash Provided by Financing Activities      750,000        450,000
                                          						-----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                            (322,632)      (344,762)
     Cash and cash equivalents at beginning
       of period                                  2,116,478      3,098,251
                                          						-----------    -----------
     Cash and cash equivalents at end
       of period                                $ 1,793,846    $ 2,753,489
                                          						===========    ===========

		   The accompanying notes are an integral part of these consolidated financial statements.

		BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

The Company's operations are conducted by Bioject Inc., an Oregon corporation, which is a wholly owned subsidiary of Bioject Medical Technologies Inc., an Oregon corporation (the "Company"). All significant intercompany transactions have been eliminated.

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

The Company's revenues to date have been derived primarily from licensing and technology fees and more recently from sales of the Biojector 2000 system and Biojector syringes to public health clinics, flu immunization clinics and physicians offices. Future revenues will depend upon acceptance and use by healthcare providers of the Company's jet injection technology. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms might have on its business. In the future the Company may require additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

2.   ACCOUNTING POLICIES:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

					                                June 30,        March 31,
					                                  1997            1997
					                               ----------      ----------

	   Raw Materials                   $  854,848      $  815,868
	   Work in Process                      9,763           9,763
	   Finished Goods                     774,494         880,825
                            					   ----------      ----------
					                               $1,639,105      $1,706,456
                            					   ==========      ==========


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


3.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying, unaudited consolidated financial statements do not include all information and footnote disclosures normally included in an audited financial statement. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments except as described below) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	   AND RESULTS OF OPERATIONS

During the quarter, the Company continued its focus on sales to the public health clinic market for the broad range of immunizations and to nursing organizations for flu immunizations. Also during the quarter, the Company announced that approximately 400 Wal-Mart stores throughout the country will offer consumers flu vaccines with the Biojector(R) 2000 needle-free injection system as part of Wal-Mart's national flu program to launch this fall.

In June and July 1997, the Company completed two private placements for a total proceeds of $1.25 million in an offering of 2.9 million shares of stock and 1.45 million warrants. At the completion of the second closing the Company had a total of 22,447,390 common shares outstanding.

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

During the fiscal year, the Company will continue to focus its efforts on expanding sales, reducing the cost of its products, developing a 1.5 ml. injector for Hoffmann-La Roche, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from operations in fiscal 1998.
See "Forward Looking Statements."

RESULTS OF OPERATIONS

Revenues from product sales increased from $177,000 in the first quarter of fiscal 1997 to $342,000 in the first quarter of fiscal 1998 due to increased orders for the Biojector(R) 2000 system from the public health sector and to a $40,000 payment from a strategic partner for self injection products.

Licensing and technology revenues are recognized for work performed in conjunction with product development projects. In the first quarter of fiscal 1997 payments were received from Hoffmann-La Roche for development of a 1.5 ml. injector and from Schering AG for the development of a self injector and totalled $315,000. In the first quarter fiscal 1998, product development payments were received from Hoffmann-La Roche and totalled $125,000, a decrease from the prior year's first quarter due to the completion of the self injector project.

Manufacturing expense is comprised of the direct costs of product sold, unabsorbed manufacturing overhead and manufacturing variances and totalled $582,000 in first quarter fiscal 1997 and $556,000 for the first quarter fiscal 1998. The decrease from the first quarter of the prior year reflects product cost reductions and lower manufacturing overhead.

Research and development expenses decreased from $408,000 in the first quarter of fiscal 1997 to $155,000 in the first quarter of fiscal 1998, due to the completion the self injector project.

Selling, general and administrative expense remained constant at $747,000 for the first quarter of fiscal 1997 and $755,000 for the first quarter of fiscal 1998, reflecting the Company's commitment to hold the line on these costs.

Other income decreased from $22,000 in the first quarter of fiscal 1997 to $7,000 in the first quarter of fiscal 1997, as a result of decreases in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products. Net proceeds received upon issuance of securities from inception through June 30, 1997 totalled approximately
$41.0 million.

During the first quarter of fiscal 1998 and subsequent to quarter end, the Company raised in two closings a total of $1.25 million in an offering of
2.9 million shares of common stock and 1.45 million warrants. If the entire offering had closed by June 30, 1997, cash and marketable securities would have totalled $2.3 million, assets would have totalled $7.1 million and net equity would have totalled $6.0 million. At the completion of the second closing, the Company had a total of 22,447,390 common shares outstanding.

Cash, cash equivalents and marketable securities totalled, $1.8 million at June 30, 1997 compared to $2.1 million at March 31, 1997. The decrease resulted primarily from operating losses and from reductions in certain short term liabilities offset by proceeds received in the first closing of two private placement offerings.

Inventories decreased from $1.7 million at March 31, 1997 to $1.6 million at June 30, 1997, due to product sales for the first quarter of fiscal 1998.

The Company expects to expend approximately $50,000 on non-manufacturing capital equipment additions in fiscal 1998.

The Company believes that its current cash position and cash received from a private placement of common stock and warrants in June and July 1997, combined with revenues and other cash receipts will not be adequate to fund the Company's operations through the end of fiscal 1998. The Company has identified a number of potential financing sources and is pursuing them aggressively.
See "Forward Looking Statements." Even if the Company is successful in raising additional financing unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing. The Company's independent accountants have qualified their opinion with respect to their audit of the Company's 1997 consolidated financial statements as the result of doubts concerning the Company's ability to continue as a going concern in the absence of additional financing.

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


Item 6.   Exhibits and Reports on Form 8-K

	    EXHIBITS:

		27.1  Financial Data Schedule

	    REPORTS ON FORM 8-K:

		None during the quarter ended June 30, 1997.

				  SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            				    BIOJECT MEDICAL TECHNOLOGIES INC.
                            				    (Registrant)



Date:  August 14, 1997              /S/ James C. O'Shea
                            				    ---------------------------------
				                                James C. O'Shea
                            				    Chairman, Chief Executive Officer
                            				    and President



                            				    /S/ Peggy J. Miller
                                    ---------------------------------
                            				    Peggy J. Miller
                            				    Vice President and Chief Financial Officer