Form 10-K/A
period 1997-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1997-08-20
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       ___________________________________

                                    FORM 10-K/A
                                  Amendment NO. 2
                                    (Mark one)

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
(State of other jurisdiction of                (I.R.S. identification
 incorporation or organization)                 employer no.)

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



The closing sale price on May 30, 1997, as reported on the NASDAQ
National Market, was $0.91 per share. The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future. As of May 30, 1997 the number of shareholders of record of the Company's Common Stock was 1,423.

                         SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies
Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

        BIOJECT MEDICAL TECHNOLOGIES INC.
        (Registrant)


        By: /S/ PEGGY J. MILLER
        Peggy J. Miller
        Vice President, Chief Financial
        Officer, Secretary/Treasurer



