Form 10-Q
period 1997-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1997-11-14
CIK 810084

SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C.  20549


                      ___________________________________

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                      OR



               For the quarterly period ended September 30, 1997


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


     At September 30, 1997 there were 22,475,688 outstanding shares of common stock of the registrant.



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. ("BMT"), an Oregon corporation, and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free injector operations are conducted by Bioject Inc. (BI), an Oregon corporation formed in February 1985, which is a wholly owned subsidiary of BMT and its blood glucose monitoring systems operations are conducted by Bioject JV Subsidiary Inc. ("JV"), an Oregon corporation formed in October 1997, which is owned 80.1% by BMT.

The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the second quarter of the year ending March 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


        - Consolidated Statements of Operations for the quarters ended September 30, 1997 and September 30, 1996

        - Consolidated Statements of Operations for the six months ended September 30, 1997 and September 30, 1996

        - Consolidated Balance Sheets dated September 30, 1997 and
            March 31, 1997

        - Consolidated Statements of Cash Flows for the quarters ended September 30, 1997 and September 30, 1996

        - Consolidated Statements of Cash Flows for the six months ended September 30, 1997 and September 30, 1996



                     BIOJECT MEDICAL TECHNOLOGIES INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                      Quarter Ended
                                                       September 30,


                                               1997            1996
                                               -------------------------


REVENUES:

     Net sales of products                     $   644,853     $ 342,762
     Licensing/technology fees                     125,000       270,600
                                               -----------     ---------
                                                   769,853       613,362
                                               -----------   -----------
EXPENSES:

     Manufacturing                                 592,643       537,390
     Research and development                      218,001       349,723
     Selling, general and administrative           978,822       824,637
     Acquired in-process R&D                    15,000,000             -
     Other (income)                                (25,704)      (28,440)
                                                -----------   -----------
                                                16,763,762     1,683,310
                                               -----------   -----------

LOSS BEFORE MINORITY INTEREST                  (15,993,909)   (1,069,948)

MINORITY INTEREST ALLOCATION                     2,985,000             -
                                               -----------   -----------

NET LOSS                                      $(13,008,909) $(1,069,948)
                                               ===========   ===========

LOSS PER COMMON SHARE                          $      (.58)  $     (.07)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            22,349,517    15,616,712
                                               ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.



                     BIOJECT MEDICAL TECHNOLOGIES INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                     Six-Months Ended
                                                       September 30,


                                               1997            1996
                                               -------------------------


REVENUES:

     Net sales of products                     $   987,467   $   519,631
     Licensing/technology fees                     250,000       585,500
                                               -----------     ---------
                                                 1,237,467     1,105,131
                                               -----------   -----------
EXPENSES:

     Manufacturing                               1,051,634     1,044,250
     Research and development                      471,983       832,773
     Selling, general and administrative         1,732,664     1,572,064
     Acquired in-process R&D                    15,000,000             -
     Other (income)                                (32,331)      (50,112)
                                               -----------   -----------
                                                18,223,950     3,398,975
                                               -----------   -----------

LOSS BEFORE MINORITY INTEREST                  (16,986,483)   (2,293,844)

MINORITY INTEREST ALLOCATION                     2,985,000             -
                                               -----------   -----------

NET LOSS                                      $(14,001,483)  $(2,293,844)
                                               ===========   ===========

LOSS PER COMMON SHARE                         $      (.66)  $      (.15)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            21,075,640    15,601,058
                                               ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.



                     BIOJECT MEDICAL TECHNOLOGIES INC.
                        CONSOLIDATED BALANCE SHEETS

                                               September 30,   March 31,
                                               1997            1997
                                               --------------------------
               ASSETS                           (unaudited)
------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $ 1,217,686    $ 2,116,478
     Securities available for sale                        -              -
     Accounts receivable                            536,106        311,856
     Inventories                                  1,359,170      1,706,456
     Prepaid and other current assets                63,367         45,222
                                                -----------    -----------
          Total current assets                    3,176,329      4,180,012


PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      2,134,162      1,897,174
     Production molds                             1,858,995      1,798,630
     Furniture and fixtures                         177,392        176,897
     Leasehold improvements                          80,447         80,447
     Capitalized interest                           106,228        106,228
                                                -----------    -----------
                                                  4,357,224      4,059,376
     Less - Accumulated depreciation             (1,709,258)    (1,462,338)
                                                -----------    -----------
                                                  2,647,966      2,597,038
OTHER ASSETS                                        330,464        310,981
                                                -----------    -----------
                                                $ 6,154,759    $ 7,088,031
                                                ===========    ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                           $   653,504    $   659,973
     Accrued payroll                                240,009        213,130
     Other accrued liabilities                      236,480        199,384
     Deferred revenue                                     -        250,000
                                                -----------    -----------
          Total current liabilities               1,129,993      1,322,487

LONG-TERM DEBT                                   12,015,000              -

COMMITMENTS                                               -              -

SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding                                    -              -
     Common stock, no par, 100,000,000 shares
       authorized; issued and outstanding
       22,475,688 shares at September 30, 1997
       and 19,540,413 at March 31, 1997          41,281,441     40,035,736
     Accumulated deficit                        (48,271,675)   (34,270,192)
                                                -----------    -----------
          Total shareholders' equity             (6,990,234)     5,765,544
                                                -----------    -----------
                                                $ 6,154,759    $ 7,088,031
                                                ===========    ===========
                   The accompanying notes are an integral part of these consolidated financial statements.


                       BIOJECT MEDICAL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                      Quarter Ended
                                                       September 30,

                                                1997           1996
                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $(13,008,909)   $(1,069,948)
     Adjustments to net loss:
        Depreciation and amortization               154,415        132,000
        Common stock issued for services             20,705              -
     Net changes in assets and liabilities:
        Accounts receivable                        (320,236)      (196,876)
        Inventories                                 279,935       (58,804)
        Prepaid and other current assets             17,873          3,932
        Accounts payable                            131,656        136,322
        Accrued payroll                              88,344         48,774
        Other accrued liabilities                     6,090         60,462
        Deferred revenue                           (125,000)      (270,600)
                                                -----------    -----------
     Net Cash Used in Operating Activities      (12,755,127)    (1,214,738)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                         -       (622,673)
     Purchase of securities available for sale            -              -
     Sale of securities available for sale                -              -
     Capital expenditures                          (287,620)      (360,672)
     Other assets                                   (23,413)        (4,033)
                                                -----------    -----------
     Net Cash Used in Investing Activities         (311,033)      (987,378)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                  12,015,000        950,000
     Cash proceeds from common stock                475,000              -
                                                -----------    -----------
     Net Cash Provided by Financing Activities   12,490,000        950,000
                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                            (576,160)    (1,252,116)
     Cash and cash equivalents at beginning
       of period                                  1,793,846      2,753,489
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 1,217,686    $ 1,501,373
                                                ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.




                       BIOJECT MEDICAL TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                     Six-Months Ended
                                                       September 30,

                                                1997           1996
                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $(14,001,483)   $(2,293,844)
     Adjustments to net loss:
        Depreciation and amortization               261,920        304,200
        Common stock issued for services             20,705        159,350
     Net changes in assets and liabilities:
        Accounts receivable                        (224,250)       155,273
        Inventories                                 347,286       (320,039)
        Prepaid and other current assets            (18,145)         1,864
        Accounts payable                             (6,469)      (107,875)
        Accrued payroll                              26,879         26,707
        Other accrued liabilities                    37,096         69,240
        Deferred revenue                           (250,000)      (536,000)
                                                -----------    -----------
     Net Cash Used in Operating Activities      (13,806,461)    (2,541,124)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                         -       (795,836)
     Purchase of securities available for sale            -              -
     Sale of securities available for sale                -        993,056
     Capital expenditures                          (297,848)      (647,152)
     Other assets                                   (34,483)        (5,822)
                                                -----------    -----------
     Net Cash Used in Investing Activities         (332,331)      (455,754)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                  12,015,000      1,400,000
     Cash proceeds from common stock              1,225,000              -
                                                -----------    -----------
     Net Cash Provided by Financing Activities   13,240,000      1,400,000
                                                -----------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                            (898,792)    (1,596,878)
     Cash and cash equivalents at beginning
       of period                                  2,116,478      3,098,251
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 1,217,686    $ 1,501,373
                                                ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.



                        BIOJECT MEDICAL TECHNOLOGIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

     The consolidated financial statements of Bioject Medical Technologies Inc. (the "Company"), include the accounts of Bioject Medical Technologies Inc. ("BMT"), an Oregon Corporation, and its wholly owned subsidiary, Bioject Inc., an Oregon Corporation ("BI"), and its 80.1% owned subsidiary, Bioject JV Subsidiary Inc. ("JV"), an Oregon corporation. All significant intercompany transactions have been eliminated. Although Bioject Inc. commenced operations in 1985, the Company was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company for Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Bioject JV Subsidiary Inc. was formed in October 1997 in connection with a joint venture arrangement with Elan Corporation, plc ("Elan"). All references to the Company include
Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

    The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market.
The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered jet injection system. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non-needle disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. On September 30, 1997, the Company entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology which the Company licensed from Elan (see note 2 regarding "Accounting Policies-Long-term Debt and Development Agreement"). Such technology is also subject to goverment regulation in the U.S. by the FDA and abroad by various agencies.

     The Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and more recently from sales of the Biojector 2000 system and Biojector syringes to public health clinics, flu immunization clinics and physicians offices. Future revenues will depend upon acceptance and use by healthcare providers of the Company's jet injection technology and successful development, regulatory approval and market acceptance of its blood glucose monitoring technology. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

2.   ACCOUNTING POLICIES:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:


                                          September 30,    March 31,
                                              1997            1997
                                           ----------      ----------
           Raw Materials                   $  709,875      $  815,868
           Work in Process                      9,763           9,763
           Finished Goods                     639,532         880,825
                                           ----------      ----------
                                           $1,359,170      $1,706,456
                                           ==========      ==========


LONG-TERM DEBT AND DEVELOPMENT AGREEMENT

On September 30, 1997, the Company signed a binding letter agreement (the "Agreement")with Elan Corporation, plc ("Elan") the goals of which included the development and commercialization of Elan's blood glucose monitoring technology and a collaborative arrangement to further develop the Company's needle-free technology. Among various terms, the Agreement provides for:

- Investment by Elan of $3 million in Bioject in exchange for approximately
  2.7 million shares of common stock and a five year warrant to purchase 1.75 million shares of common stock at $2.50 per share.

- Formation of JV which is owned 80.1% by Bioject and 19.9% by Elan to further develop and commmercialize the blood glucose monitoring technology.

- Payment of a $15 million up front fee and substantial future milestone payments and royalties on net sales in exchange for North American rights to Elan's glucose monitoring technology.

- The loan of $12.015 million to Bioject on a long-term promissory note bearing interest at 9% per annum through December 31, 1997 and 12% thereafter for the purpose of Bioject's investment in the new subsidiary's common stock.

- The investment by Elan of $2.985 million in JV's common stock.

- The commitment by Elan to further develop the blood glucose monitoring technology until the earlier of human clinical trials, April 1, 1998 or $2.5 million is expended by Elan.

- The submission to Bioject's shareholders of a proposal to approve the exchange of the long-term promissory note for $10 million plus accrued interest of the Company's Series A Convertible Preferred Stock and $2.105 million of Series B Convertible Preferred Stock, with Series the A Convertible Preferred Stock accruing dividends at the rate of 9% per annum (compounded semi-annually) and the Series B Convertible Preferred Stock accruing no mandatory dividends.

- The submission to Bioject's shareholders of a proposal to approve the issuance of up to $4 million of Bioject's Series C Convertible Preferred Stock to Elan to provide Bioject with funds to contribute toward JV's additional development funding needs.

- The agreement by Elan to extend the license on a worldwide basis if the shareholders approve the exchange of the $12.015 million promissory note for convertible preferred stock.

- The agreement by Elan to provide a grant of $500,000 toward development of Bioject's needle-free technology in a pre-filled application.

Final closing agreements were signed among the Company, Elan and the Company's new subsidiary on October 15, 1997. On that date the $3 million investment in the Company was made by Elan and approximately 2.7 million shares of common stock and a warrant to purchase 1.75 million shares at $2.50 per share were issued. Elan loaned Bioject $12.015 million which Bioject transferred to the new subsidiary in exchange for 801,000 shares of the subsidiary's common stock. Elan invested $2.985 million in the new subsidiary in exchange for 199,000 shares of the subsidiary's common stock. The new subsidiary paid
$15 million to Elan as its initial payment on the licensing agreement.

The Company believes that the license is likely to run for most of the useful life of the products that may be commercialized under it. The license itself is contingent, on a country-by-country basis, on JV's diligently seeking and obtaining regulatory marketing approval for licensed products and on JV's timely commercial launch of the licensed products in countries where such approval has been obtained. In addition, in the event that a significant percentage of JV's equity is acquired by any one of a number of specified companies identified by Elan as actual or potential competitors, or any other entity to which Elan does not consent (which consent shall not be unreasonably withheld in the case of such other, unspecified companies), the license may be immediately terminated at the option of Elan.

As of September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development expenditures. Such expense relates to the blood glucose monitoring technology that has not yet established technological feasibility and at present has no alternate future uses. Accounting rules require that such costs be charged to expense as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next three to four years at an additional cost to the Company of at least $10 million, exclusive of additional milestone payments due to Elan.

On a proforma basis, if the investment in Bioject had been made and the long-term debt had been exchanged for convertible preferred stock, the consolidated condensed financial position of the Company would have been as follows at September 30, 1997 (in thousands of $):

                               Actual      Adjustment   Proforma
                               ------      ----------   --------

   Cash and
     marketable securities     $12,018     $2,800(a)    $ 4,018

   Other current assets          1,959        -           1,959

   Property, equipment &
     other assets, net           2,978        -           2,978
                                -------    ------        -------
                                $6,155     $2,800        $8,955
                                =======    ======        =======

   Current liabilities          $1,130          -        $1,130

   Due to Elan                  12,015    (12,015)

   Shareholders' equity, net    (6,990)    14,815(a)      7,825
                                ------     ------        ------
                                $6,155     $2,800        $8,955
                                ======     ======        ======

(a) Net of issuance costs


RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's expenses to conform to the current year's presentation.


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

3. SEGMENT INFORMATION

The following consolidated sets forth the results of operations and financial position of the Company for its two segments of operations - needle-free injection technology and blood glucose monitoring technology
(in thousands of $):

                          Qtr. Ended           Six Months Ended
                         September 30,           September 30,
                         -------------         ----------------
                         1997     1996          1997       1996
                         -----    -----         ----       ----

NEEDLE-FREE INJECTION
RESULTS OF OPERATIONS:

   REVENUES              $770    $613           $1,237    $1,105

   EXPENSES:
     Manufacturing        593     537            1,051     1,044
     R&D                  218     350              472       833
     Selling, general
      & administrative    979     824            1,732     1,572
     Acquired R&D           -       -                -         -
     Other (income)       (26)    (28)             (32)      (50)
                          ----    -----          ------    ------
                         (994)   (1,070)        (1,986)   (2,294)

   MINORITY
     INTEREST ALLOCATION    -         -              -         -
                          ----    -----          ------    ------
   NET LOSS              $(994) $(1,071)       $(1,986)  $(2,294)
                          =====   ======        =======    ======


                           Qtr. Ended           Six Months Ended
                          September 30,           September 30,
                          -------------         ----------------
                         1997       1996          1997        1996
                         -----      -----         ----        ----
GLUCOSE MONITORING
RESULTS OF OPERATIONS:

   REVENUES                 -          -              -          -

   EXPENSES:
     Manufacturing          -          -              -          -
     R&D                    -          -              -          -
     Selling, general
      & administrative      -          -              -          -
     Acquired R&D        15,000        -          15,000         -
     Other (income)         -          -              -          -
                         -----      ------        ------     ------
                        (15,000)       -         (15,000)        -

   MINORITY
     INTEREST ALLOCATION  2,985        -           2,985         -
                          ------    -------       --------    ------
   NET LOSS              $(12,015)  $  -          $(12,015)   $  -
                          ========  ========      ========    ======


4.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

OVERVIEW

     The Company has been focused on expanding sales of its Biojector 2000 needle-free injection management system to the public health and flu immunization markets. It has also been focusing on raising additional capital and on expanding its business opportunities with large pharmaceutical company strategic partners.

On September 30, 1997, the Company signed a binding letter agreement (the "Agreement") with Elan Corporation, plc ("Elan") the goals of which included commercialization of Elan's blood glucose monitoring technology and a collaborative arrangement to further develop the Company's needle-free technology and the development. Among various terms, the Agreement provides for:

- Investment by Elan of $3 million in Bioject in exchange for approximately
  2.7 million shares of common stock and a five year warrant to purchase 1.75 million common shares at $2.50 per share.

- Formation of JV which is owned 80.1% by Bioject and 19.9% by Elan to further develop and commmercialize the blood glucose monitoring technology.

- Payment of a $15 million up front fee and substantial future milestone payments and royalties on net sales in exchange for North American rights to Elan's glucose monitoring technology.

- The loan of $12.015 million to Bioject on a long-term promissory note bearing interest at 9% per annum through December 31, 1997 and 12% thereafter for the purpose of Bioject's investment in the new subsidiary's common stock.

- The investment by Elan of $2.985 million in JV's common stock.

- The commitment by Elan to further develop the blood glucose monitoring technology until the earlier of human clinical trials, April 1, 1998 or $2.5 million is expended by Elan.

- The submission to Bioject's shareholders of a proposal to approve the exchange of the long-term promissory note for $10 million plus accrued interest of the Company's Series A Convertible Preferred Stock and $2.105 million of Series B Convertible Preferred Stock, with the Series A Convertible Preferred Stock accruing dividends at the rate of 9% per annum (compounded semi-annually) and the Series B Convertible Preferred Stock accruing no mandotory dividends.

- The submission to Bioject's shareholders of a proposal to approve the issuance of up to $4 million of Bioject's Series C Convertible Preferred Stock to Elan to provide Bioject with funds to contribute toward JV's additional development funding needs.

- The agreement by Elan to extend the license on a worldwide basis if the shareholders approve the exchange of the $12.015 million promissory note for convertible preferred stock.

- The agreement by Elan to provide a grant of $500,000 toward development of Bioject's needle-free technology in a pre-filled application.

Final closing agreements were signed among the Company, Elan and the Company's new subsidiary on October 15, 1997. On that date the $3 million investment in the Company was made by Elan and approximately 2.7 million shares of common stock and a warrant to purchase 1.75 million shares at $2.50 per share were issued. Elan loaned Bioject $12.015 million which Bioject transferred to the new subsidiary in exchange for 801,000 shares of the subsidiary's common stock. Elan invested $2.985 million in the new subsidiary in exchange for 199,000 shares of the subsidiary's common stock. The new subsidiary paid
$15 million to Elan as its initial payment on the licensing agreement.

The Company believes that the license is likely to run for most of the useful life of the products that may be commercialized under it. The license itself is contingent, on a country-by-country basis, on JV's diligently seeking and obtaining regulatory marketing approval for licensed products and on JV's timely commercial launch of the licensed products in countries where such approval has been obtained. In addition, in the event that a significant percentage of JV's equity is acquired by any one of a number of specified companies identified by Elan as actual or potential competitors, or any other entity to which Elan does not consent (which consent shall not be unreasonably withheld in the case of such other, unspecified companies), the license may be immediately terminated at the option of Elan.

As of September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development expenditures. Such expense relates to the blood glucose monitoring technology that has not yet established technological feasibility and at present has no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next three to four years at an additional cost to the Company of at least $10 million, exclusive of additional milestone payments due to Elan. Such technology is also subject to government regulation in the U.S. by the FDA and abroad by various agencies.

In connection with the Elan investment, the Company engaged the consulting services of Raphael, LLC, to provide the initial introduction to Elan and advice regarding the transaction. For its services, Raphael, LLC, will receive a fee of $150,000 on January 2, 1998 and, if shareholders approve at a special meeting, a five year warrant to purchase 100,000 shares of the Company's common stock at $.85 per share. If shareholders do not approve the issuance of the warrant, Raphael, LLC, will receive an additional cash payment in an amount to be negotiated.

During the quarter ended September 30, 1997, the Company engaged the consulting services of Mr. Robert Gonnelli for the purposes of overseeing the Company's investor relations functions, providing input to sales and marketing, advising Bioject's Board of Directors on various matters, identifying new manufacturing software and providing strategic and financial advice. For his services, Mr. Gonnelli will receive compensation as follows:

a. Five year warrants to purchase 50,000 shares of Bioject common stock at $1.10 per share granted at the end of each of two fiscal years for his investor relations consulting services.

b. At the end of fiscal 1998 and 1999, a five year warrant to purchase 100,000 and 50,000 shares, respectively, of common stock at $1.10 per share prorated based on product sales achieved to the applicable fiscal year's sales budget, for his sales and marketing advice.

c. The amount of $5,000 per month plus expenses for all other consulting services.

In the future, the Company will incur a non-cash charge to operating results as the result of the issuance of the warrants to Mr. Gonnelli. The fees are charged to expense as paid. The agreement is cancellable at either party's option upon 30 days written notice. If Bioject terminates the agreement without cause, all accrued and unpaid fees and expenses are due and all unearned warrants are immediately issuable.

In September 1997, the Company granted to Mr. Gonnelli a five year warrant to purchase 200,000 shares of common stock at $1.00 per share and 150,000 shares of common stock at $1.10 per share for his guarantee of back-up financing should Elan not have completed its $3 million equity investment. The effect of this guarantee will be reflected as an offset of proceeds from the Elan investment in the Company's common stock.

During the quarter, the Company also engaged the service of Mr. Jim Weersing for his financial and operating advice. Mr. Weersing is paid fees of $10,000 per month plus expenses. The agreement is cancellable upon 30 days notice.

The Company's revenues to date have not been sufficient to cover operating expenses. The Company believes that as its jet injection products achieve market acceptance and the volume of sales increases and if its product costs are further reduced, its costs of goods with respect to the jet injection products as a percentage of sales will decrease and the Company will realize positive margins; however the Company now faces substantial research and development costs of the glucose monitoring technology. Since no revenue from glucose monitoring products is expected for a number of years, the Company expects larger losses unless sales of the Biojector 2000 increase substantially. (See "Forward Looking
Statements") The level of sales required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain efficiencies that can be attained through volume and automated manufacturing, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will be able to successfully implement additional manufacturing cost reductions or sell its jet injection products at prices or in volumes sufficient to achieve profitability or offset increases in the Company's research and development expenses or other costs should they occur.

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including (i) timing of new product introductions by the Company and its competition, (ii) the costs of blood glucose monitoring development and commercialization, (iii) length of time to close product sales, (iv) customer budget cycles, (v) implementation of cost reduction measures,
(vi) uncertainties and changes in purchasing due to third party payor policies and proposals relating to national healthcare reform, and (vii) the timing and amount of payments under technology development agreements.

During fiscal 1998, the Company will continue to focus its efforts on expanding sales, reducing the cost of its products, developing an injector for Hoffmann-La Roche, pursuing additional alliances with pharmaceutical companies, developing the blood glucose monitoring technology and conserving its fiscal resources. The Company does not expect to report net income from operations in fiscal 1998. (See Forward Looking Statements).


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996. Product sales increased from $343,000 in the second quarter of fiscal
1997 to $645,000 in the second quarter of fiscal 1998. Sales in the second quarter of fiscal 1997 and in the second quarter of fiscal 1998 consisted primarily of sales for flu season immunizations. The increase in product sales was directly attributable to new flu season customers and to expansion of sales to existing flu season customers. License and technology fees decreased from $271,000 in the second quarter of fiscal 1997 to $125,000 in the second quarter of fiscal 1998 reflecting completion of a self-injector project. Fees in the second quarter of fiscal 1998 consisted entirely of product development fees for work under an agreement with Hoffmann-La Roche.

     Manufacturing expense increased from the second quarter of fiscal 1997 to the second quarter of fiscal 1998 by $55,000. This increase was the result of the higher product sales and, therefore, increased cost of sales offset by reduced syringe labor costs and decreased manufacturing overhead. Research and development expenses declined from $350,000 in the second quarter of fiscal 1997 to $218,000 in the second quarter of fiscal 1998 due to completion of the self-injector project. Selling, general and administrative expense increased from $825,000 in the second quarter of fiscal 1997 compared to $979,000 in the second quarter of fiscal 1998. The increase was due to higher flu season sales and marketing expenses and to increased consultant fees.

      In connection with the agreement entered into with Elan on September 30, 1997, the Company paid an up-front $15 million licensing fee for access to Elan's blood glucose monitoring technology. In accordance with generally accepted accounting principles, the Company expensed this payment as acquired in-process research and development costs. Net of the 19.9% minority interest allocation, this resulted in $12.015 million of increased loss in the second quarter of fiscal 1998. There was no such corresponding charge in the second quarter of fiscal 1997.

     Other income consists of earnings on available cash balances and varies based on available cash balances and interest rates.

     On a segment basis the needle-free injection operations reported a net loss of $994,000 for the second quarter of fiscal 1998 compared to a loss of $1.1 million for the second quarter of fiscal 1997. The improved performance is directly attributable to the increase in product sales and the decrease in product costs and manufacturing overhead.

      The glucose monitoring segment reported a net loss of $12 million for the second quarter of fiscal 1998 attributable to the one-time expense of in-process research and development costs. Due to the recent formation of this business segment, there was no corresponding income or expense in the second quarter of fiscal 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996. Revenues for the six months ended September 30, 1997 consist of $987,000 in product sales and $250,000 in product development fees. This compares to $520,000 from product sales and $586,000 in product development fees earned in the comparable period in the prior year. The increase in product revenues was directly attributable to increased public health and flu immunization sales. Licensing and technology fees in the first six months of fiscal 1998 consist entirely of product development fees recognized as revenue under the Hoffmann-La Roche contract and decreased from the same period in the prior year due to completion of a self injector project.

   Manufacturing costs remained constant at $1.0 million for the first six months of the prior and current fiscal years. The current year's expense reflects increased cost of sales due to higher unit sales offset by improved product costs and decreased manufacturing overhead. Research and product development expenses decreased approximately $415,000 due to completion of the self injector project. Selling, general and administrative costs increased approximately $161,000 due primarily to increased flu season sales and marketing expenses and increased outside consultant fees.

    Acquired in-process research and development expense of $15 million in the first six months of fiscal 1998 compared to no expense in the same period in the prior year resulted from the recently announced transaction with Elan and the payment of the upfront licensing fee.

    Other income consists of earnings on available cash balances and fluctuates based on available cash balances and interest rates.

    On a segment basis, the needle-free injection operations increased product sales from $520,000 in the fist six months of fiscal 1997 to $987,000 in the first six months of fiscal 1998. Overall losses decreased from $2.3 million in the prior year to $1.9 million in the first six months of the current year due to improved product margins.

    The glucose monitoring segment reported a net loss of $12 million due to the start-up payment to Elan. There were no corresponding operations in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products and a private placements of common stock completed in fiscal 1996, 1997 and 1998. Net proceeds received upon issuance of securities from inception through September 30, 1997 totalled approximately $41.3 million.

     Cash, cash equivalents and marketable securities totalled, $1.2 million at September 30, 1997 and $2.1 million at March 31, 1997. The decrease resulted primarily from operating losses offset by $1.225 million of net proceeds from a private placement of 2.9 million shares common stock and five year warrants to purchase 1.45 million shares of common stock at $.71 per share completed in June and July 1997. Subsequent to quarter end on October 15, 1997, the Company completed a private placement in which the Company received from Elan net proceeds of $2.8 million in exchange for 2.7 million shares of common stock and five year warrants to purchase 1.75 million shares of common stock at $2.50 per share. If the private placement had been completed at September 30, 1997, cash and marketable securities would have totalled $4.0 million and the deficit in net equity would have been reduced to $4.2 million.

     Inventories decreased from $1.7 million at March 31, 1997 to $1.4 million at September 30, 1997, due to sales of the Company's syringe products exceeding manufacturing production.

    In connection with the Elan transaction, the Company incurred long-term debt of $12.015 million. This debt bears interest at 9% per annum until December 31, 1997 and 12% per annum thereafter, with interest only payable quarterly commencing April 1998 and unpaid principal and interest due October 15, 2001. The debt was incurred to permit the Company to fund its share of the license payment to Elan. Under terms of the agreement with Elan, if the Company's shareholders approve, the debt plus accrued interest will be exchanged for Series A and Series B convertible preferred stock of Bioject.
Of the total outstanding principal and accrued interest on the note at the date of exchange, $10 million plus accrued interest on the note will be exchanged for Series A Convertible Preferred Stock at $15.00 per share. The Series A Convertible Preferred Stock will accrue dividends at the rate of 9% per annum (compounded semi-annually). The remaining $2.015 million outstanding under the note will be exchanged for Series B Convertible Preferred Stock at $15.00 per share, which will not accrue dividends.

    JV will incur significant expenses in connection with the research and development of the glucose monitoring technology as well as substantial milestone payments to Elan upon the occurrence of certain events. Elan has committed resources of up $2.5 million of certain research and development expenses. If the shareholders approve, the Company will issue to Elan up to $4 million of Series C convertible preferred stock to assist Bioject in funding a portion of the development costs of the glucose monitoring technology. Unless further financing is provided by Bioject or Elan, additional financing will be the responsibility of JV which may be required to raise such financing through debt or equity issuances. There can be no assurance that Elan or Bioject will provide such financing to JV or that JV will be able to raise additional financing on favorable terms or at all. A special meeting of the Company's shareholders has been scheduled for December 1997 to approve the exchange of the long-term debt for the Series A and Series B Convertible Preferred Stock and to approve the issuance of the Series C Convertible Preferred Stock in connection with these transactions.

    The effect of the transactions with Elan has resulted in the Company being in a deficit equity position at September 30, 1997. Although the Company has sufficient cash and other resources for current operations through fiscal year end and the second quarter of fiscal 1999, under rules of the National Association of Security Dealers Automatic Quotation System (NASDAQ), the Company must maintain, in addition to other requirements, a net tangible assets position of $4.0 million or more in order to continue to be listed on the exchange. If the Company's shareholders approve the exchange of the $12 million debt for preferred stock, the Company will then be in compliance with the net tangible assets requirement.

    The Company believes that its current cash position and expected advances from Elan for JV operations combined with revenues and other cash receipts will be adequate to fund the Company's operations through fiscal 1998 and the second quarter of fiscal 1999. (See "Forward Looking
Statements"). Thereafter, the Company will require additional financing. However, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate the financing requirement. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. (See "Forward Looking Statements"). However, there can be no assurance that such financing will be available on favorable terms or at all. Failure to obtain additional financing when required would significantly restrict the Company's operations and ability to continue product development, and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.

FORWARD LOOKING STATEMENTS

     Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include: the market acceptance of the Company's jet injection products, the Company's ability to develop the glucose monitoring products presently contemplated, the possibility of delays in development of the glucose monitoring technology, the availability of adequate additional financing, the ownership and protection of proprietary technology relating to the glucose monitoring technology, the possibilities that competing monitoring technology could be developed by others and other risks are described in more detail in the Company's Annual Report on Form 10-K and other
S.E.C. filings.

                                   PART II
                              OTHER INFORMATION



Item 1.   Legal Proceedings

          None during the quarter ended September 30, 1997.


Item 2.   Changes in Securities

          In September 1997 the Company issued to Robert R. Gonnelli, for his assistance with the equity placement, a warrant to purchase a total of 350,000 shares of common stock of the Company, of which 200,000 may be exercised at a price of $1.00 and the remainder at a price of $1.10. In addition, upon the achievement of certain sales goals and other services over the next two fiscal years, the Company will issue to Mr. Gonnelli further warrants.

          In June and July 1997, the Company completed a private placement (the "Placement") of 2,906,977 units, each unit consisting of one share of Common Stock and one warrant (a "Warrant") to purchase one-half share of Common Stock at an exercise price of $0.71 per share. The Warrants, which are exercisable in whole or from time to time in part, expire five years from the date of issuance, and are transferable subject to compliance with all applicable federal and state securities laws. Proceeds to the Company (excluding estimated expenses) totaled $1,250,000.


Item 3.   Defaults Upon Senior Securities

          None during the quarter ended September 30, 1997.


Item 4.   Submission of Matters to a Vote of Security Holders

             At the annual general meeting of the shareholders of the Company held at 9:00 am on September 11, 1997 in Portland, Oregon, the following matters were submitted to a vote of the shareholders:

             Election of directors. The slate of directors was approved by the Company's shareholders with no director receiving less than 16,620,814 votes in favor and no more than 191,442 withheld. David de Weese received 16,620,814 votes in favor and 191,442 votes withheld; Grace K. Fey received 16,643,321 votes in favor and 168,935 vote withheld; William A. Gouveia received 16,643,321 votes in favor and 168,935 votes withheld; Eric Herfindal received 16,643,321 votes in favor and 168,935 votes withheld; James C. O'Shea received 16,642,321 votes in favor and 169,935 votes withheld; Richard Plestina received 16,643,321 votes in favor and 168,935 votes withheld; and John Ruedy, MD, received 16,638,821 votes in favor and 173,435 votes withheld. Shares voted totalled 16,812,256.

             Option repricing proposal. The proposal to reprice certain stock options granted to non-employee directors passed receiving 14,932,369 votes in favor, 722,979 votes against and 188,039 votes abstaining, out of shares voted totalling 15,843,387.

          There were 22,447,390 common shares outstanding as of the date of record of July 25, 1997.

Item 5.   Other Information

          None during the quarter ended September 30, 1997.


Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:


	    REPORTS ON FORM 8K:

			Form 8-K filed on October 1, 1997, Elan news release.

                  Form 8-K filed on October 3, 1997, Elan agreement with Bioject Medical Technologies Inc. with confidential treatment of certain portions of Exhibit 10.39.

                  Form 8-K filed on October 21, 1997, Elan agreement.

                  Form 8-K filed on October 31, 1997, Elan agreement with Exhibits 10.41, 10.42 and 10.43.

                  Form 8-K filed on November 3, 1997, Elan agreement with Bioject Medical Technologies Inc. final agreement with confidential treatment of certain portions - Exhibits 10.40 through 10.46.


                              SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  November 14, 1997            /S/ James C. O'Shea
                                    ---------------------------------
                                    James C. O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Peggy J. Miller
                                    ---------------------------------
                                    Peggy J. Miller
                                    Vice President and Chief Financial Officer