Form 10-K/A
period 1997-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-01-22
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549
                            ___________________________________

                                         FORM 10-K/A
                                       AMENDMENT NO. 3

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

/S/ ARTHUR ANDERSEN LLP

Portland, Oregon

May 2, 1997 (except with respect to the matter discussed in Note 7 for which the date is June 18, 1997)

              BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                                       1997           1996
                                                   ____________    __________
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $  2,116,478    $ 3,098,251
   Securities available for sale                            -         993,056
   Accounts receivable, net of allowance for
     doubtful accounts of $27,500 and $55,000,
     respectively                                      311,856        424,859
   Inventories                                       1,706,456      1,255,945
   Other current assets                                 45,222         45,714
                                                   ____________    ___________

       Total current assets                          4,180,012      5,817,825
                                                   ____________    ___________

PROPERTY AND EQUIPMENT, at cost:
   Machinery and equipment                           1,897,174      1,428,001
   Production molds                                  1,798,630        777,353
   Furniture and fixtures                              176,897        163,116
   Leasehold improvements                               80,447         73,854
   Capitalized Interest                                106,228              -
                                                    ____________    ___________
                                                     4,059,376      2,442,324
   Less - accumulated depreciation                  (1,462,338)    (1,048,638)
                                                    ____________    ___________
                                                     2,597,038      1,393,686
                                                    ____________    ___________
OTHER ASSETS                                           310,981        307,105
                                                    ____________    ___________
                                                  $  7,088,031    $ 7,518,616
                                                    ============    ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                               $    659,973    $   550,174
   Accrued payroll                                     213,130        158,225
   Other accrued liabilities                           199,384        216,924
   Deferred revenue                                    250,000        566,000
                                                    ____________    ___________
 Total current liabilities                           1,322,487      1,491,323
                                                    ____________    ___________
COMMITMENTS (Note 5)                                         -              -

SHAREHOLDERS' EQUITY:
   Preferred stock, no par, 10,000,000 shares
     authorized; no shares issued and outstanding            -              -
   Common stock, no par, 100,000,000 shares
     authorized; issued and outstanding 19,540,413
     and 15,585,232 shares at March 31, 1997 and
     1996, respectively                             40,035,736     36,001,158
   Accumulated deficit                             (34,270,192)   (29,973,865)
                                                   ____________    ___________
     Total shareholders' equity                      5,765,544      6,027,293
                                                   ____________    ___________
                                                  $  7,088,031    $ 7,518,616
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
                                      ============  ===========   ===========

                      The accompanying notes are an integral part of these consolidated financial statements

                     BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     COMMON STOCK
                                    ________________________  Accumulated
                                    Shares       Amount       Deficit       Total
                                   __________   ___________  ____________  ___________

BALANCES, MARCH 31, 1994           13,158,074   $32,263,783  $(18,886,644) $13,377,139

  Issuance of common stock in
    exchange for services             101,000       243,312             -      243,312

  Net loss                                  -             -    (5,656,149)  (5,656,149)
                                   __________    __________  ____________  ___________

BALANCES, MARCH 31, 1995          13,259,074    32,507,095   (24,542,793)    7,964,302

  Issuance of common stock in
    exchange for services            23,149        39,962             -      39,962

  Issuance of common stock under
    a private placement in
    November and December 1995     2,303,009     3,454,101             -    3,454,101

  Net loss                                 -             -    (5,431,072)  (5,431,072)
                                  __________   ___________  ____________  ___________

BALANCES, MARCH 31, 1996          15,585,232    36,001,158   (29,973,865)   6,027,293

  Issuance of common stock in
    exchange for services             33,298       159,350            -       159,350

  Issuance of common stock under
    a private placement in
    December 1996                 3,434,493      2,163,000            -     2,163,000

  Issuance of stock to Schering AG
    in exchange for debt            487,390      1,712,228            -     1,712,228

  Net loss                                -              -  (4,296,327)    (4,296,327)
                                  __________   ___________  _____________  ___________

BALANCES, MARCH 31, 1997         19,540,413    $40,035,736  $(34,270,192) $5,765,544
                                 ==========    ===========  ===========  ===========

               The accompanying notes are an integral part of these consolidated financial statements.

        BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Year Ended March 31,
                                              1997             1996             1995
                                             ____________________________________________
CASH FLOWS FROM
   OPERATING ACTIVITIES:
   Net loss                               $(4,296,327)         $(5,431,072)   $(5,656,149)
   Adjustments to net loss:
      Depreciation and amortization           443,700              520,714         247,183
      Contributed capital for services        159,350               39,962         243,312
   Net changes in assets
    and liabilities:
       Accounts receivable                    113,003              305,864       (561,616)
       Inventories                           (450,511)            (147,237)      (144,982)
       Other current assets                       492                6,435         (6,773)
       Accounts payable                       109,799             (257,704)        593,498
       Accrued payroll                         54,905              (92,512)         52,436
       Other accrued liabilities              (17,540)            (102,080)        273,305
       Deferred revenue                      (316,000)             410,000         156,000
                                            __________          ___________    ___________
Net Cash Used in Operating Activities      (4,199,129)          (4,747,630)    (4,803,786)
                                            __________          ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities purchased                             -           (1,977,856)    (6,951,390)
   Securities sold                            993,056            4,974,268       9,795,130
   Property and equipment                  (1,617,052)            (597,100)      (956,487)
   Other assets                               (33,876)             (64,916)       (65,723)
                                            __________          ___________    ___________
Net Cash Provided By (Used In)
   Investing Activities                      (657,872)           2,334,396       1,821,530
                                            __________          ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from common stock          2,163,000            3,454,101               -
   Borrowing from long-term debt
   subsequently converted to common stock   1,712,228                    -               -
                                            __________          ___________    ___________
   Net Cash Provided by Financing
    Activities                              3,875,228            3,454,101               -
                                            __________         ___________     ___________

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash
     and cash equivalents                    (981,773)           1,040,867     (2,982,256)
   Cash and cash equivalents at
     beginning of year                      3,098,251            2,057,384       5,039,640
                                            __________         ___________     ___________

   Cash and cash equivalents at
     end of year                           $2,116,478           $3,098,251      $2,057,384
                                            ==========         ===========      ==========

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

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000(R) system primarily to the hospital and large clinic market.


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

The Company believes that its current cash position and cash received from a private placement of common stock and warrants in June 1997 (see note 7), combined with revenues and other cash receipts will not be adequate to fund the Company's operations through the end of fiscal 1998. The Company has identified a number of potential financing sources and is pursuing them aggressively. Even if the Company is successful in raising additional financing unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business.

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

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


Included in machinery and equipment and production molds are molds, tooling and production fixtures constructed by the Company under a supply agreement with Schering AG for the manufacture and sale of a needle-free self-injection system. The construction of these assets commenced in May and June 1996 and continued until January 1997 when they were ready for their intended use.
Schering loaned the Company $1.6 million to fund acquisition of the assets, and therefore, in accordance with SFAS 34, the Company has capitalized
$106,000 of interest incurred on this debt.


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

RESEARCH AND DEVELOPMENT AND LICENSING/TECHNOLOGY REVENUES

Licensing fees are recognized as revenue when due and payable. All licensing fee arrangements for the Company have been on a non-refundable basis and impose no future performance requirements or other obligations on the Company. Product development revenue is deferred upon receipt and is recognized as revenue as qualifying expenditures are incurred. Expenditures for research and development are charged to expense as incurred.


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


WARRANTS

All warrants described below have been issued in connection with private equity placements by the Company and were immediately exercisable upon issuance. Warrant activity is summarized as follows:



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

        BIOJECT MEDICAL TECHNOLOGIES INC.
        (Registrant)


January 22, 1998        By: /S/ PEGGY J. MILLER
                                Peggy J. Miller
                                Vice President, Chief Financial
                                Officer and Secretary/Treasurer






                            INDEX TO EXHIBITS

Exhibit
Number     Exhibit Description
_______    __________________________________________________________


4.3* Bioject Medical Technologies, Inc. 1992 Stock Incentive Plan, as amended through July 25, 1996.

10.36*     Form of Series "F" Common Stock Purchase Warrant.

10.37*     Form of Series "G" Common Stock Purchase Warrant.

10.38* Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement.

23.2       Consent of Independent Public Accountants

27.1*      Financial Data Schedule

*Previously filed with 10-K on July 1, 1997

                                                    EXHIBIT 23.2


     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-3, File Nos. 333-80679, 333-18933, 333-30955 and 333-39421, and Registration Statements on Form S-8, File Nos. 33-94400, 33-56454, 333-42156 and 333-37017.


           /S/ ARTHUR ANDERSEN LLP

Portland, Oregon
January 21, 1998