Form 10-Q/A
period 1997-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-01-22
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                    ___________________________________


                                FORM 10-Q/A
                             AMENDMENT NO. 1

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

The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the first quarter of the year ending March 31,1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


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


3. Private Placement:

In June and July 1997, the Company received net proceeds of $1.225 million in a private placement of 2.9 million shares of common stock and five year warrants to purchase 1.45 million shares of common stock at $0.71 per share. Of the total net proceeds received, $750,000 was received and recorded in the financial statements as of June 30, 1997. The balance of $475,000 was received in July 1997 and will be reported in the financial statements for the quarter ended September 30, 1997.


   4    .   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

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



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  January 22, 1998            /S/ Peggy J. Miller
                                    ---------------------------------
                                    Peggy J. Miller
                                    Vice President and Chief Financial Officer