Form 10-Q/A
period 1997-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-01-22
CIK 810084

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

        - Consolidated Balance Sheets dated September 30, 1997 and
            March 31, 1997

        - Consolidated Statements of Cash Flows for the quarters ended September 30, 1997 and September 30, 1996

        - Consolidated Statements of Cash Flows for the six months ended September 30, 1997 and September 30, 1996



                     BIOJECT MEDICAL TECHNOLOGIES INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                      Quarter Ended
                                                       September 30,


                                               1997            1996
                                               -------------------------


REVENUES:

     Net sales of products                     $   644,853     $ 342,762
     Licensing/technology fees                     125,000       270,600
                                               -----------     ---------
                                                   769,853       613,362
                                               -----------   -----------
EXPENSES:

     Manufacturing                                 592,643       537,390
     Research and development                      218,001       349,723
     Selling, general and administrative           978,822       824,637
     Acquired in-process R&D                    15,000,000             -
     Other (income)                                (25,704)      (28,440)
                                                -----------   -----------
                                                16,763,762     1,683,310
                                               -----------   -----------

LOSS BEFORE MINORITY INTEREST                  (15,993,909)   (1,069,948)

MINORITY INTEREST ALLOCATION                     2,985,000             -
                                               -----------   -----------

NET LOSS                                      $(13,008,909) $(1,069,948)
                                               ===========   ===========

LOSS PER SHARE                                $      (.58)  $     (.07)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            22,349,517    15,616,712
                                               ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.



                     BIOJECT MEDICAL TECHNOLOGIES INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                     Six-Months Ended
                                                       September 30,


                                               1997            1996
                                               -------------------------


REVENUES:

     Net sales of products                     $   987,467   $   519,631
     Licensing/technology fees                     250,000       585,500
                                               -----------     ---------
                                                 1,237,467     1,105,131
                                               -----------   -----------
EXPENSES:

     Manufacturing                               1,051,634     1,044,250
     Research and development                      471,983       832,773
     Selling, general and administrative         1,732,664     1,572,064
     Acquired in-process R&D                    15,000,000             -
     Other (income)                                (32,331)      (50,112)
                                               -----------   -----------
                                                18,223,950     3,398,975
                                               -----------   -----------

LOSS BEFORE MINORITY INTEREST                  (16,986,483)   (2,293,844)

MINORITY INTEREST ALLOCATION                     2,985,000             -
                                               -----------   -----------

NET LOSS                                      $(14,001,483)  $(2,293,844)
                                               ===========   ===========

LOSS PER SHARE                                $      (.66)  $      (.15)
                                               ===========   ===========

SHARES USED IN PER SHARE CALCULATION            21,075,640    15,601,058
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
                                           ==========      ==========


LONG-TERM DEBT AND DEVELOPMENT AGREEMENT


On September 30, 1997, the Company signed a binding letter agreement (the "Agreement")with Elan Corporation, plc ("Elan") the goals of which included the development and commercialization of Elan's blood glucose monitoring technology and a collaborative arrangement to further develop the Company's needle-free technology. Among various terms, all of which were determined based on arms-length negotiation, the Agreement provides for:


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

3. SEGMENT INFORMATION


The Company has adopted the new segment reporting requirements of SFAS No.
131, Disclosures about Segments of an Enterprise and Related Information. At present, the Company has two reportable segments which offer different products and are managed separately because each business requires different technology and marketing strategies. The following sets forth the unaudited results of operations of the Company for its two segments of operations - needle-free injection technology and blood glucose monitoring technology (in thousands of $):

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
                          ========  ========      ========    ======

At September 30, 1997, no significant assets exist related to the blood glucose monitoring technology other than the acquired in-process research and development which, as discussed in Note 2 above, was required to be written off upon acquisition. Accordingly, the accompanying consolidated financial statements effectively represent the assets of the needle-free injection business segment. In the future, certain proceeds from the sale of equity or issuance of debt by JV may be restricted to JV operations only.
To the extent that they meet certain reporting requirements, the separate assets, liabilities and equity of the parent and its subsidiary will be appropriately disclosed.



4. Private Placement:

In June and July 1997, the Company received net proceeds of $1.225 million in a private placement of 2.9 million shares of common stock and five year warrants to purchase 1.45 million shares of common stock at $0.71 per share.
Of the total net proceeds received, $750,000 was received and recorded in the financial statements as of June 30, 1997. The balance of $475,000 was received in July 1997 and has been reported in the financial statements for the quarter ended September 30, 1997.



5. Subsequent Event:

Subsequent to September 30, 1997, the Company received net proceeds of $2.8 million from Elan in a private placement in exchange for approximately
2.7 million shares of common stock and a five year warrant to purchase 1.75 million shares of common stock at $2.50 per share. In addition, on November 4, 1997, the Company prepared and submitted to the S.E.C. for its review a proposal for its shareholders to approve the exchange of the $12.015 million promissory note for convertible preferred stock of the Company.


   6       BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying, unaudited consolidated financial statements do not include all information and footnote disclosures normally included in an audited financial statement. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


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