Form 10-Q
period 1997-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-02-13
CIK 810084

SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C.  20549


                      ___________________________________

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                      OR



               For the quarterly period ended December 31, 1997


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]


     At December 31, 1997 there were 25,368,342 outstanding shares of common stock of the registrant.


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. (BMT), an Oregon Corporation, and its subsidiaries, (together, unless the context otherwise requires, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free injector operations are conducted by Bioject Inc. (BI), an Oregon corporation formed in February 1985, which is a wholly owned subsidiary of BMT, and its blood glucose monitoring systems operations are conducted by Bioject JV Subsidiary Inc. ("JV"), an Oregon corporation formed in October 1997, which is owned 80.1% by BMT.


The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the second quarter of the year ending March 31, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


     - Consolidated Statements of Operations for the quarters ended December 31, 1997 and December 31, 1996

     - Consolidated Statements of Operations for the nine months ended December 31, 1997 and December 31, 1996

     - Consolidated Balance Sheets dated December 31, 1997 and
            March 31, 1997

     - Consolidated Statements of Cash Flows for the quarters ended December 31, 1997 and December 31, 1996

     - Consolidated Statements of Cash Flows for the nine months ended December 31, 1997 and December 31, 1996

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three-Month Period Ended
                                                     December 31,
                                               1997            1996
                                            -------------------------
[S]                                            [C]             [C]
REVENUES:

  Net sales of products                     $   313,153   $   325,791
  Licensing/technology fees                     125,000        80,000
                                            -----------     ---------
                                                438,153       405,791
                                            -----------   -----------
EXPENSES:

  Manufacturing                                 401,050       325,071
  Research and development                      193,144       410,195
  Selling, general and administrative           901,270       767,992
  Acquired in-process R&D                             -             -
  Interest expense                              225,281             -
  Other (income) expense, net                   (32,061)      (14,717)
                                            ------------   -----------
                                              1,688,684     1,488,541
  ------------   -----------

(LOSS) BEFORE MINORITY INTERST               (1,250,531)   (1,082,750)

MINORITY INTEREST ALLOCATION                          -             -
                                            -----------   -----------
NET INCOME (LOSS)                          $ (1,250,531)  $(1,082,750)
                                            ===========   ===========
EARNINGS (LOSS) PER SHARE                  $      (.05)  $       (.07)
                                            ===========   ===========
SHARES USED IN PER SHARE CALCULATION         24,903,892    16,189,127
                                            ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                              Nine-Month Period Ended
                                                    December 31,
                                               1997            1996
                                            -------------------------
[S]                                            [C]             [C]
REVENUES:

  Net sales of products                     $ 1,300,620   $   845,422
  Licensing/technology fees                     375,000       665,500
                                            -----------   -----------
                                              1,675,620     1,510,922
                                            -----------   -----------
EXPENSES:

  Manufacturing                               1,452,684     1,369,321
  Research and development                      665,127     1,242,968
  Selling, general and administrative         2,633,934     2,340,058
  Acquired in-process R&D                    15,000,000             -
  Interest expense                              225,281             -
  Other (income) expense, net                   (64,392)      (64,829)
                                            -----------   -----------
                                             19,912,634     4,887,518
                                            -----------   -----------

LOSS BEFORE MINORITY INTEREST               (18,237,014)   (3,376,596)

MINORITY INTEREST ALLOCATION                  2,985,000             -
                                            -----------   -----------
NET INCOME (LOSS)                          $(15,252,014) $ (3,376,596)
                                             ===========   ===========
EARNINGS (LOSS) PER SHARE                  $       (.68) $       (.22)
                                             ===========   ===========
SHARES USED IN PER SHARE CALCULATION         22,356,973     15,807,517
                                            ============   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

             BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                            December 31,    March 31,
                                               1997           1997
                                          --------------------------
       ASSETS                                     (unaudited)
------------------------------------------
[S]                                            [C]            [C]
CURRENT ASSETS:
     Cash and cash equivalents             $ 1,001,990    $ 2,116,478
     Securities available for sale           1,967,749              -
     Accounts receivable                       513,163        311,856
     Inventories                             1,571,394      1,706,456
     Prepaid and other current assets           54,531         45,222
                                           -----------    -----------
          Total current assets               5,108,827      4,180,012


PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                 2,234,433      1,923,174
     Production molds                        1,939,754      1,878,858
     Furniture and fixtures                    160,392        176,897
     Leasehold improvements                     94,115         80,447
                                            -----------    -----------
                                             4,428,694      4,059,376
     Less - Accumulated depreciation        (1,830,090)    (1,462,338)
                                           -----------    -----------
                                             2,598,604      2,597,038
OTHER ASSETS                                   332,059        310,981
                                           -----------    -----------
                                           $ 8,039,490    $ 7,088,031
                                           ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                      $   579,139    $   659,973
     Accrued payroll                           199,671        213,130
     Other accrued liabilities                 256,100        199,384
     Accrued interest                          225,281              -
     Deferred revenue                                -        250,000
                                           -----------    -----------
          Total current liabilities          1,260,191      1,322,487

LONG-TERM DEBT                              12,015,000              -
COMMITMENTS
SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding                               -              -
     Common stock, no par, 100,000,000 shares
       authorized; issued and outstanding
       25,368,342 shares at December 31, 1996
       and 19,540,413 at March 31, 1997     44,286,505     40,035,736
     Accumulated deficit                   (49,522,206)   (34,270,192)
                                           -----------     -----------
          Total shareholders' equity        (5,235,701)     5,765,544
                                           -----------    ------------
                                           $ 8,039,490    $ 7,088,031
                                           ===========    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                 Three-Month Period Ended
                                                     December 31,
                                                 1997           1996
                                                --------------------------
[S]                                              [C]              [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(1,250,531)   $(1,082,750)
     Adjustments to net loss:
        Depreciation and amortization               128,332         49,000
        Common stock and warrants issued
        for services                                 62,236              -
        Acquired in-process R&D, net of
        minority interest allocation                      -              -
     Net changes in assets and liabilities:
        Accounts receivable                           22,943        10,198
        Inventories                                 (212,224)     (147,490)
        Prepaid and other current assets               8,836          (345)
        Accounts payable                             (74,365)      203,609
        Accrued payroll                              (40,338)        3,430
        Other accrued liabilities                     19,620       (44,664)
        Interest payable                             225,281             -
        Deferred revenue                                   -       (30,000)
                                                ------------    -----------
     Net Cash Used in Operating Activities       (1,110,210)    (1,039,012)
                                                ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                         -       (206,000)
     Transfers from restricted cash                       -        693,278
     Purchase of securities available for sale   (1,967,749)             -
     Sale of securities available for sale                -              -
     Capital expenditures                           (71,470)      (814,929)
     Other assets                                    (9,095)          (167)
                                                ------------    -----------
     Net Cash Used in Investing Activities       (2,048,314)      (327,818)
                                                ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                            -       206,000
     Cash proceeds from common stock               2,942,828     2,163,000
                                                ------------    -----------
     Net Cash Provided by Financing Activities     2,942,828     2,369,000
                                                ------------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                             (215,696)    1,002,170
     Cash and cash equivalents at beginning
       of period                                   1,217,686     1,501,373
                                                ------------    -----------
     Cash and cash equivalents at end
       of period                                $  1,001,990   $ 2,503,543
                                                ============   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

              BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                  Nine-Month Period Ended
                                                     December 31,
                                                 1997           1996
                                                --------------------------
[S]                                              [C]              [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $(15,252,014)  $(3,376,596)
     Adjustments to net loss:
        Depreciation and amortization                390,252       353,200
        Common stock and warrants issued
        for services                                  82,941       159,350
        Acquired in-process R&D, net of
        minority interest allocation              12,015,000             -
     Net changes in assets and liabilities:
        Accounts receivable                         (201,307)      165,471
        Inventories                                  135,062      (467,529)
        Prepaid and other current assets              (9,309)        1,519
        Accounts payable                             (80,834)       95,734
        Accrued payroll                              (13,459)       30,137
        Other accrued liabilities                     56,716        24,578
        Accrued interest                             225,281             -
        Deferred revenue                            (250,002)     (566,000)
                                                 ------------    ----------
     Net Cash Used in Operating Activities        (2,901,671)    (3,580,136)
                                                -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers to restricted cash                          -     (1,606,000)
     Transfers from restricted cash                        -      1,297,442
     Purchase of securities available for sale    (1,967,749)             -
     Sale of securities available for sale                 -        993,056
     Investment in glucose monitoring technology (15,000,000)             -
     Capital expenditures                           (369,318)    (1,462,081)
     Other assets                                    (43,578)        (5,989)
                                                -------------   -----------
     Net Cash Used in Investing Activities       (17,380,645)      (783,572)
                                                -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                   12,015,000      1,606,000
     Cash proceeds from common stock               4,167,828      2,163,000
     Proceeds from minority interest
     capital investment in joint venture
     subsidiary                                    2,985,000             -
                                                ------------    -----------
     Net Cash Provided by Financing Activities    19,167,828      3,769,000
                                                ------------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                           (1,114,488)      (594,708)
     Cash and cash equivalents at beginning
       of period                                   2,116,478       3,098,251
                                                ------------     -----------
     Cash and cash equivalents at end
       of period                                $ 1,001,990     $  2,503,543
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


2.   ACCOUNTING POLICIES:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                           December 31,    March 31,
                                              1997            1997
                                           ----------      ----------
           Raw Materials                   $  505,531      $  815,868
           Work in Process                      9,763           9,763
           Finished Goods                   1,056,100         880,825
                                           ----------      ----------
                                           $1,571,394      $1,706,456
                                           ==========      ==========

LONG-TERM DEBT AND DEVELOPMENT AGREEMENT

On September 30, 1997, the Company signed a binding letter agreement
(the "Agreement") with Elan Corporation, plc ("Elan") the goals of which included the development and commercialization of Elan's blood glucose monitoring technology and a collaborative arrangement to further develop the Company's needle-free technology. Among various terms, all of which were determined based on arms-length negotiation, the Agreement provides for:

- Investment by Elan of $3 million in Bioject in exchange for approximately
  2.7 million shares of common stock and a five year warrant to purchase 1.75 million shares of common stock at $2.50 per share.

- Formation of JV which is owned 80.1% by Bioject and 19.9% by Elan to further develop and commercialize the blood glucose monitoring technology.

- Payment of a $15 million up front fee and substantial future milestone payments and royalties on net sales in exchange for North American rights to Elan's glucose monitoring technology.

- The loan of $12.015 million to Bioject on a long-term promissory note bearing interest at 9% per annum through December 31, 1997 and 12% thereafter for the purpose of Bioject's investment in the new subsidiary's common stock. The interest is payable quarterly commencing April 1998, and if not exchanged for preferred stock the Company or otherwise prepaid, the note is due
  October 15, 2001.

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


3. SEGMENT INFORMATION

The Company has adopted the new segment reporting requirements of SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. At present, the Company has two reportable segments which offer different products and are managed separately because each business requires different technology and marketing strategies. The following sets forth the unaudited results of operations of the Company for its two segments of operations - needle-free injection technology and blood glucose monitoring technology (in thousands of $):

                                   Qtr. Ended          Nine Months Ended
                                   December 31,            December 31,
                                 -------------          ----------------
                                  1997   1996           1997       1996
                                 -----   -----         -----       -----
[S]                              [C]      [C]           [C]         [C]
NEEDLE-FREE INJECTION
RESULTS OF OPERATIONS:

   REVENUES                      $438    $406           $1,676    $1,511
                                 ----    ----           ------    ------
   EXPENSES:
     Manufacturing                401     325            1,453     1,369
     R&D                          193     410              665     1,243
     Selling, general
      & administrative            873     768            2,605     2,340
     Acquired R&D                   -       -                -         -
     Interest expense             225       -              225         -
     Other (income)               (32)    (14)             (64)      (64)
                                  ----   -----            ------    ------
                                (1,222) (1,083)          (3,208)   (3,377)

   MINORITY
     INTEREST ALLOCATION             -       -                 -         -
                                 ------  -------          -------   ------
   NET LOSS                    $(1,222) $(1,082)         $(3,208)  $(3,377)
                                 ======   ======          =======   =======


                                   Qtr. Ended           Nine Months Ended
                                  December 31,            December 31,
                               -------------------      -------------------
                               1997       1996           1997        1996
                               -----     ------          -----       -----
[S]                            [C]        [C]            [C]          [C]
GLUCOSE MONITORING
RESULTS OF OPERATIONS:

   REVENUES                  $   -      $    -          $   -       $  -
                             -------    -------          ------      ------
   EXPENSES:
     Manufacturing               -          -               -          -
     R&D                         -          -               -          -
     Selling, general
      & administrative          28          -              28          -
     Acquired R&D                -          -          15,000          -
     Interest expense
     Other (income)              -          -               -          -
                              -------     ------        --------    -------
                               (28)         -          (15,028)        -
   MINORITY
     INTEREST ALLOCATION         -          -            2,985         -
                             -------    -------         --------    --------
   NET LOSS               $    (28)    $    -         $(12,043)    $   -
                           ========    =======         ========    ========

At December 31, 1997, no significant assets exist related to the blood glucose monitoring technology other than the acquired in-process research and development which, as discussed in Note 2 above, was required to be written off upon acquisition. Accordingly, the accompanying consolidated financial statements effectively represent the assets of the needle-free injection business segment. In the future, certain proceeds from the sale of equity or issuance of debt by JV may be restricted to JV operations only. To the extent that they meet certain reporting requirements, the separate assets, liabilities and equity of the parent and its subsidiary will be appropriately disclosed.

4. PRIVATE PLACEMENTS:

In June and July 1997, the Company received net proceeds of $1.225 million in a private placement of 2.9 million shares of common stock and five year warrants to purchase 1.45 million shares of common stock at $0.71 per share. Of the total net proceeds, $750,000 was received and recorded in the financial statements as of June 30, 1997. The balance of $475,000 was received in July 1997 and was recorded in the financial statements for the quarter ended September 30, 1997.

During the quarter ended December 31, 1997, the Company received net proceeds of $2.8 million from Elan in a private placement in exchange for approximately
2.7 million shares of common stock and a five year warrant to purchase 1.75 million shares of common stock at $2.50 per share.

Common Stock activity for the nine months ended December 31, 1997 is summarized as follows:

                                  Shares               Amount
                                  ------               ------
[S]                                 [C]                 [C]
Balances,
   March 31, 1997               19,540,413          $40,035,736

Private Placement
   of common stock in
   June/July 1997                2,906,977            1,225,000
Common stock issued for
    services                        30,116               20,705

Common stock issued upon
    exercise of stock options      120,932              142,828

Common stock issued in private
    placement in October 1997    2,727,273            2,800,000

Common stock issued pursuant
    to 401(k) matching program      42,631               31,006

Recognition of warrant expense
    for services                         -               31,230
                                ----------          -----------
Balances, December 31, 1997     25,368,342          $44,286,505
                                ==========           ===========

Warrant activity for the nine months ended December 31, 1997 is summarized as follows:

                              Shares      Exercise     Amount
                                           Price
                            ---------    ----------   ---------
[S]                           [C]           [C]          [C]
Balances,
  March 31, 1997,
  expiring February 1998
  To December 2001           6,030,585   $.82-2.00    $8,438,319

Issued in private
  placement in June/July
  1997 expiring June 2002    1,453,488         .71     1,031,976

Issued to placement agent,
  expiring June 2002            25,000         .50        12,500

Issued for private placement
  guarantee, expiring
  September 2002               350,000   1.00-1.10       365,000

Issued for fiscal 1998
  investor relations
  consulting services,
  expiring September 2002       50,000        1.10        55,000

Placement agent warrant,
  subject to shareholder
  approval, expiring October
  2002                         100,000         .85        85,000

Issued in private placement
  in October 1997, expiring
  October 2002               1,750,000        2.50     4,375,000
                             ---------   ---------   -----------
Balances, December 31, 1997  9,759,073   $.50-2.50   $14,362,795
                             =========   =========   ===========

All of the warrants are currently exercisable except for the placement agent warrants which are subject to shareholder approval and the investor relations consulting warrants which are not exercisable until April 1, 1998.

In addition to the above warrants, the Company has committed to issue certain warrants for services (see Note 5).


5.  CONSULTING CONTRACT

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

c. Effective August 1, 1997, the amount of $5,000 per month plus expenses for all other consulting services. This amount was increased to $8,500 per month plus expenses beginning January 1, 1998.

Commencing October 1997, the Company is recording a non-cash charge to operating results as the result of the issuance of the warrants to Mr. Gonnelli. The warrants have been valued using the Black-Scholes model and resulted in a non-cash charge to selling, general and administrative expense for the quarter ended December 31, 1997 of $31,000. The consulting fees are charged to expense as due. The agreement is cancelable at either party's option upon 30 days written notice. If Bioject terminates the agreement without cause, all accrued and unpaid fees and expenses are due and all unearned warrants are immediately issuable.

The Company also granted to Mr. Gonnelli a five year warrant to purchase 200,000 shares of common stock at $1.00 per share and 150,000 shares of common stock at $1.10 per share for his guarantee of back-up financing should Elan not have completed its $3 million equity investment. The effect of this guarantee has been reflected as an offset of proceeds from the Elan investment in the Company's common stock.

On October 22, 1997, Mr. Gonnelli was elected Chairman of Bioject's joint venture subsidiary Board of Directors. Presently, he receives no fees for such services but will participate in any future subsidiary director compensation programs including any subsidiary stock incentive plans.

6.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying, unaudited consolidated financial statements do not include all information and footnote disclosures normally included in an audited financial statement. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.


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

- Formation of JV which is owned 80.1% by Bioject and 19.9% by Elan to further develop and commercialize the blood glucose monitoring technology.

- Payment by JV of a $15 million up front fee and substantial future milestone payments and royalties on net sales in exchange for North American rights to Elan's glucose monitoring technology.

- The loan of $12.015 million to Bioject on a long-term promissory note bearing interest at 9% per annum through December 31, 1997 and 12% thereafter for the purpose of Bioject's investment in the new subsidiary's common stock. The interest is payable quarterly commencing April 1998, and if not exchanged for preferred stock in the Company or otherwise prepaid, the note is due October 15, 2001.

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

- The submission to Bioject's shareholders of a proposal to approve the issuance of up to $4 million of Bioject's Series C Convertible Preferred Stock or other similar convertible preferred stock to Elan to provide Bioject with funds to contribute toward JV's additional development funding needs.

- The agreement by Elan to extend the license on a worldwide basis if the shareholders approve the exchange of the $12.015 million promissory note for convertible preferred stock.

- The agreement by Elan to provide a grant of $500,000 toward development of Bioject's needle-free technology in a pre-filled application.

Final closing agreements were signed among the Company, Elan and the Company's new subsidiary on October 15, 1997. On that date the $3 million investment in the Company was made by Elan and approximately 2.7 million shares of common stock and a warrant to purchase 1.75 million shares at $2.50 per share were issued. Elan loaned Bioject $12.015 million which Bioject transferred to the new subsidiary in exchange for 801,000 shares of the subsidiary's common stock. Elan invested $2.985 million in the new subsidiary in exchange for 199,000 shares of the subsidiary's common stock. The new subsidiary paid
$15 million to Elan as its initial payment on the licensing agreement.
In addition, JV is required under the license to pay Elan an aggregate of $15.5 million in further royalties as the following milestones are achieved: $1 million within 10 days of the commencement of pivotal clinical trials; $1.5 within 120 days of the successful completion of the clinical trials; $3 million within 10 days of the initial regulatory filing to obtain marketing approval; and $10 million within 120 days of the grant of U.S. marketing approval for the first product. If the Company's shareholders approve the two proposals described above at an upcoming special meeting of shareholders scheduled February 20, 1998, the territory of the license would be expanded to be worldwide, and the royalty payment called for upon the grant of US marketing approval will be split into two payments of $5 million each, one to be paid upon the grant of such US marketing approval and the other to be paid upon the grant of marketing approval in any other of certain major nations. Additionally, JV will be required under the license to pay Elan a continuing royalty equal to a percentage of the net revenues from sublicenses of the licensed technology or from the sale by JV or its sublicensees of products covered by the licensed patents or that incorporate or apply the licensed know-how.


The term of the license is 15 years, or on a country by country basis for the life of the last patent to expire, whichever is longer. The license itself is contingent, on a country-by-country basis, on JV's diligently seeking and obtaining regulatory marketing approval for licensed products and on JV's timely commercial launch of the licensed products in countries where such approval has been obtained. In addition, in the event that 15% of JV's equity is acquired by any one of a number of specified companies identified by Elan as actual or potential competitors, or any other entity to which Elan does not consent (which consent shall not be unreasonably withheld in the case of such other, unspecified companies), the license may be immediately terminated at the option of Elan.

As of September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development expenditures. Such expense relates to the blood glucose monitoring technology that has not yet established technological feasibility and at present has no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next three to four years at an additional cost to the Company of at least $10 million, exclusive of additional milestone payments due to Elan. See "Forward-looking Statements". Such technology is also subject to government regulation in the U.S. by the FDA and abroad by various agencies.

In connection with the Elan investment, the Company engaged the consulting services of Raphael, LLC, to provide the initial introduction to Elan and advice regarding the transaction. For its services, Raphael, LLC, will receive a fee of $150,000 on January 2, 1998 and, if shareholders approve at a special meeting, a five year warrant to purchase 100,000 shares of the Company's common stock at $.85 per share. If shareholders do not approve the issuance of the warrant, Raphael, LLC, will receive an additional cash payment totaling $75,000, payable immediately following a special shareholders meeting scheduled February 20, 1998.

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

c. Effective August 1, 1997, the amount of $5,000 per month plus expenses for all other consulting services. This amount was increased to $8,500 per month plus expenses beginning January 1, 1998.

Commencing October 1997, the Company is recording a non-cash charge to operating results as the result of the issuance of the warrants to Mr. Gonnelli. The warrants have been valued using the Black-Scholes model based on an estimated life of 2.5 years and resulted in a charge to selling, general and administrative expense for the quarter ended December 31, 1997 of $31,000. The consulting fees are charged to expense as due. The agreement is cancelable at either party's option upon 30 days written notice. If Bioject terminates the agreement without cause, all accrued and unpaid fees and expenses are due and all unearned warrants are immediately issuable.

The Company also granted to Mr. Gonnelli a five year warrant to purchase 200,000 shares of common stock at $1.00 per share and 150,000 shares of common stock at $1.10 per share for his guarantee of back-up financing should Elan not have completed its $3 million equity investment. The effect of this guarantee has been reflected as an offset of proceeds from the Elan investment in the Company's common stock.

On October 22, 1997, Mr. Gonnelli was elected Chairman of Bioject's joint venture subsidiary Board of Directors. Presently, he receives no fees for such services but will participate in any future subsidiary director compensation programs including any subsidiary stock incentive plans.

Commencing September 1, 1997, the Company also engaged the services of Mr.
Jim Weersing for his financial and operating advice. Mr. Weersing was paid fees of $10,000 per month plus expenses. The agreement was cancelled effective December 31, 1997.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31,1997 COMPARED TO QUARTER ENDED DECEMBER 31,1996. Product sales decreased from $326,000 in the third quarter of fiscal 1997 to $313,000 in the third quarter of fiscal 1998 due to smaller flu season reorders. License and technology fees increased from $80,000 in the third quarter of fiscal 1997 to $125,000 in the third quarter of fiscal 1998 due to the fluctuation in timing of strategic partner development payments and expenses.

     Manufacturing expense increased from the third quarter of fiscal 1997 to the third quarter of fiscal 1998 by $76,000 due to lower production and, therefore, lower overhead absorption. Research and development expenses declined from $410,000 in the third quarter of fiscal 1997 to $193,000 in the third quarter of fiscal 1998 due to completion of the self-injector project. Selling, general and administrative expense increased from $768,000 in the third quarter of fiscal 1997 compared to $901,000 in the third quarter of fiscal 1998 due primarily to increases in consulting fees and new joint venture administrative expenses.

      Interest expense increased to $225,000 in the third quarter of the current year due to the debt due to Elan of $12.015 million. There was no corresponding interest expense in the third quarter of the prior year. Other income consists of earnings on available cash balances and fluctuates based on available cash balances.


NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996. Product revenues for the nine months ended December 31, 1997 increased to $1.3 million from $845,000 in the comparable period in the prior year due to greater flu season and public health clinic sales. Licensing and technology fees decreased due to completion of the self-injector project.

Manufacturing costs increased from $1.4 million in the first nine months of the prior year to $1.5 million in the comparable period in the current year. This increase was due to greater product sales offset by decreases in manufacturing overhead and direct labor and materials costs. Research and product development expenses decreased approximately $578,000 due to completion of the self-injector project. Selling, general and administrative costs increased approximately $294,000 due to increases in consulting and travel expenses and greater total commissions on higher product sales.

      Interest expense increased to $225,000 in the first nine months of the current year due to the debt due to Elan of $12.015 million. There was no corresponding interest expense in the first nine months of the prior year. Other income consists of earnings on available cash balances and fluctuates based on available cash balances.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products and private placements of common stock completed in fiscal 1996, 1997 and 1998. Net proceeds received upon issuance of securities from inception through December 31, 1997 totaled approximately $44.0 million.

     Cash, cash equivalents and marketable securities totaled, $3.0 million at December 31, 1997 and $2.1 million at March 31, 1997. The increase resulted primarily from net of proceeds received in the private placements in June and July 1997 and October 1997, offset by operating losses and reductions in certain short term liabilities.

     Inventories decreased from $1.7 million at March 31, 1997 to $1.6 million at December 31, 1997, due to sales of the Company's syringe products exceeding manufacturing production.

In connection with the Elan transaction, the Company incurred long-term debt of $12.015 million. This debt bears interest at 9% per annum until December 31, 1997 and 12% per annum thereafter, with interest payable quarterly commencing April 1998 and unpaid principal and interest due October 15, 2001. The debt was incurred to permit the Company to fund its share of the license payment to Elan. Under terms of the agreement with Elan, if the Company's shareholders approve, the debt plus accrued interest will be exchanged for Series A and Series B convertible preferred stock of Bioject.
Of the total outstanding principal and accrued interest on the note at the date of exchange, $10 million plus accrued interest on the note will be exchanged for Series A Convertible Preferred Stock at $15.00 per share. The Series A Convertible Preferred Stock will accrue dividends at the rate of 9% per annum (compounded semi-annually). The remaining $2.015 million outstanding under the note will be exchanged for Series B Convertible Preferred Stock at $15.00 per share, which will not accrue dividends.

    JV will incur significant expenses in connection with the research and development of the glucose monitoring technology as well as substantial milestone payments to Elan upon the occurrence of certain events.
In addition, JV is required under the license to pay Elan an aggregate of $15.5 million in further royalties as the following milestones are achieved: $1 million within 10 days of the commencement of pivotal clinical trials; $1.5 within 120 days of the successful completion of the clinical trials; $3 million within 10 days of the initial regulatory filing to obtain marketing approval; and $10 million within 120 days of the grant of U.S. marketing approval for the first product. If the Company's shareholders approve the two proposals described above at an upcoming Special Meeting of Shareholders, the territory of the license would be expanded to be worldwide, and the royalty payment called for upon the grant of US marketing approval will be split into two payments of $5 million each, one to be paid upon the grant of such US marketing approval and the other to be paid upon the grant of marketing approval in any other of certain major nations. Additionally, JV will be required under the license to pay Elan a continuing royalty equal to a percentage of the net revenues from sublicenses of the licensed technology or from the sale by JV or its sublicensees of products covered by the licensed patents or that incorporate or apply the licensed know-how. Elan has committed resources of up to $2.5 million of certain research and development expenses. If the shareholders approve, the Company may issue to Elan up to $4 million of Series C convertible preferred stock or other similar convertible preferred stock to assist Bioject in funding a portion of the development costs of the glucose monitoring technology. Unless further financing is provided by Bioject or Elan, additional financing will be the responsibility of JV which may be required to raise such financing through debt or equity issuances. There can be no assurance that Elan or Bioject will provide such financing to JV or that JV will be able to raise additional financing on favorable terms or at all. A special meeting of the Company's shareholders has been scheduled for February 20, 1998 to approve the exchange of the long-term debt for the Series A and Series B Convertible Preferred Stock and to approve the issuance of the Series C Convertible Preferred Stock or other similar convertible preferred stock in connection with these transactions.

    The effect of the transactions with Elan has resulted in the Company being in a deficit equity position at December 31, 1997. Although the Company believes that it has sufficient cash and other resources for current operations through fiscal year end and the second quarter of fiscal 1999, under rules of the National Association of Security Dealers Automatic Quotation System (NASDAQ), the Company must maintain, in addition to other requirements, a net tangible assets position of $4.0 million or more in order to continue to be listed on the exchange. If the Company's shareholders approve the exchange of the $12 million debt for preferred stock, the Company will then be in compliance with the NASDAQ's tangible assets requirement.

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

FORWARD LOOKING STATEMENTS

     Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and factors include: the uncertainty market acceptance of the Company's jet injection products, the Company's ability to develop the glucose monitoring products presently contemplated, the possibility of delays or unanticipated costs and expenses in the development of the glucose monitoring technology, the availability of adequate additional financing, the ownership and protection of proprietary technology relating to the glucose monitoring technology, the possibilities that competing monitoring technology could be developed by others and other risks are described in more detail in the Company's Annual Report on Form 10-K and other S.E.C. filings. The Company assumes no obligation to update forward-looking statements if circumstances change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.

                                  PART II
                              OTHER INFORMATION

Item 1.   Legal Proceedings

          None during the quarter ended December 31, 1997.


Item 2.   Changes in Securities

          On October 15, 1997, the Company completed a private placement to Elan International Services, Ltd. of 2,727,273 shares of the Company's Common Stock and a warrant to purchase an additional 1,750,000 shares of the Company's Common Stock. The warrant, which is exercisable in whole or from time to time in part, expires five years from the date of issuance, and has an exercise price of $2.50 per share. Aggregate proceeds to the Company before expenses totaled $3 million. The securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation", (ii) the purchaser represented and the Company reasonably believed that the purchaser had such knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investment, (iv) the offer was part of an agreement to establish a joint venture with the purchaser and as such was made only to the purchaser and (v) the purchaser represented that it was acquiring the shares for itself and not for distribution.


Item 3.   Defaults Upon Senior Securities

          None during the quarter ended December 31, 1997.


Item 4.   Submission of Matters to a Vote of Security Holders

          None during the quarter ended December 31, 1997.


Item 5.   Other Information

          None during the quarter ended December 31, 1997.


Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:  27.1 Financial Data Schedule

                      4.3 Bioject Medical Technologies Inc. 1992 Stock
                          Incentive Plan, as amended through April 3, 1997

          REPORTS ON FORM 8-K:

            Form 8-K filed on October 1, 1997 for the purpose of filing as an exhibit the press release announcing the agreement between Elan and the Company.

            Form 8-K filed on October 3, 1997 regarding a description of the agreement between Elan and Bioject and filing the agreement as
            Exhibit 10.39, for which confidential treatment was granted.

            Form 8-K filed on October 21, 1997 regarding the closing of the transactions contemplated by the agreement between Elan and Bioject.

            Form 8-K filed on October 31, 1997 filing Exhibits 10.41 (Securities Purchase Agreement), 10.42 (Registration Rights Agreement) and 10.43 (Series K Common Stock Purchase Warrant).

            Form 8-K filed on November 3, 1997 regarding the transactions contemplated by the agreement between Elan and Bioject and filing Exhibit 10.40 (License Agreement with Elan), Exhibit 10.44 (Promissory Note), Exhibit 10.45 (JV Subscription and Stockholders Agreement) and Exhibit 10.46 (JV Registration Rights Agreement). Confidential Treatment was requested with regard to portions of Exhibits 10.40 and 10.45. This Form 8-K was amended on Form 8-K/A filed on November 14, 1997 which filed Exhibit 10.47 (Proposed Terms of Series A, B and C Preferred Stock). This Form 8-K was amended on Form 8-K/A (Amendment No. 2) filed on January 22, 1998 which refiled Exhibit 10.40 and Exhibit 10.45. Confidential Treatment was granted with regard to portions of Exhibit 10.40.

            Form 8-K/A (Amendment No. 1) filed on January 22, 1998 amending Form 8-K originally filed on January 14, 1997 regarding a private placement in December 1996.

            Form 8-K filed on January 22, 1998 regarding amendments to
            Exhibit 10.40, Exhibit 10.41 and Exhibit 10.45 and filing such amendments as Exhibit 10.40.1, Exhibit 10.41.1 and Exhibit 10.45.1.



                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  February 13, 1998            /S/ James C. O'Shea
                                    ---------------------------------
                                    James C. O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Peggy J. Miller
                                    ---------------------------------
                                    Peggy J. Miller
                                    Vice President and Chief Financial Officer




[ARTICLE] 5

                                                          EXHIBIT 27.1

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AND THE CONSOLIDATED STATEMENTS OF OPERATIONS FILED AS PART OF THE QUARTERLY REPORT ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH QUARTERLY REPORT ON FORM 10-Q.

[MULTIPLIER] 1

[PERIOD-TYPE]                                    9-MOS
[FISCAL-YEAR-END]                          MAR-31-1998
[PERIOD-END]                               DEC-31-1997
[CASH]                                       1,001,990
[SECURITIES]                                 1,967,749
[RECEIVABLES]                                  513,163
[ALLOWANCES]                                         0
[INVENTORY]                                  1,571,394
[CURRENT-ASSETS]                             5,108,827
[PP&E]                                       4,428,694
[DEPRECIATION]                               1,830,090
[TOTAL-ASSETS]                               8,039,490
[CURRENT-LIABILITIES]                        1,260,191
[BONDS]                                     12,015,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    44,286,505
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 8,039,490
[SALES]                                      1,300,620
[TOTAL-REVENUES]                             1,675,620
[CGS]                                        1,452,684
[TOTAL-COSTS]                                1,452,684
[OTHER-EXPENSES]                            15,474,950
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                            (15,252,014)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                        (15,252,014)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (15,252,014)
[EPS-PRIMARY]                                     (.68)
[EPS-DILUTED]                                     (.68)





