Form 10-K405
period 1998-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-06-29
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-K
(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________

                           Commission File No. 0-15360

                        BIOJECT MEDICAL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

           Oregon                                       93-1099680
(State of other jurisdiction of                (I.R.S. identification no.)
 incorporation or organization)

   7620 SW Bridgeport Road
     Portland, Oregon                                      97224
(Address of principal executive offices)                 (Zip code)


(Registrant's telephone number, including areas code)   (503) 639-7221

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
         None                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by non-affiliates of the registrant, as of May 31, 1998: $40,833,088


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 29, 1998: Common Stock, no par value, 27,218,758 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1998 Annual Shareholders' Meeting are incorporated by reference into Part III

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

GENERAL

Bioject Medical Technologies Inc. ("Bioject" or the "Company") develops, manufactures and markets a jet injection system for needle-free drug delivery. Using this technology to administer injections virtually eliminates the risk of contaminated needlestick injuries and resulting blood- borne pathogen transmission, a major concern throughout the healthcare industry. The Company manufactures and markets a professional jet injection system, the Biojector(R) 2000, which allows healthcare professionals to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. The Biojector 2000 system consists of two components: a hand-held, reusable jet-injector (the "Biojector 2000"); and a sterile, single-use disposable syringe ("Biojector syringe"). The system is capable of delivering variable-dose needle-free injections up to 1 ml. Additionally, the Company has developed and is awaiting regulatory clearance to begin selling the B4000 jet-injection system for self-delivery of various medications up to 1 ml. for use by non-professionals. The Company is also developing systems for Hoffmann-La Roche to use with certain of their products pursuant to an agreement signed January 10, 1995. On March 23, 1998 the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered self-injection device which currently has regulatory clearance for administering injections of insulin. See "Research and Product Development". In October 1997, the Company entered into a joint development agreement with Elan Corporation, plc ("Elan") for the license of certain blood glucose monitoring technology from Elan and the development and commercialization of that technology by a newly formed subsidiary of the Company. See "Research and Product Development." The Company intends to operate as two distinct business segments: the jet-injection business and the blood glucose monitoring business.

Needle-Free Injection Business.

Currently, medications are administered using various methods, each of which has advantages and limitations. The leading drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous and intramuscular injection, inhalation and transdermal diffusion "patch." Many drugs are effective only when administered by injection. Published data indicates more than 1.7 billion needle-syringes sold annually in the U.S. The Company believes that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1 ml.

Injections using traditional needle-syringes suffer from many shortcomings including (i) the risk of needlestick injuries, (ii) the risk of penetrating a patient's vein and (iii) patients' aversion to needles and discomfort. The most important of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient's blood accidentally penetrates a healthcare worker's skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and hepatitis B. Published data estimates the total number of reported needlestick injuries in the U.S. at between 370,000 and 800,000 annually.

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

The Company's long-term goal is to establish its needle-free injection systems as the preferred drug delivery method for all medications administered by intramuscular or subcutaneous injection. The Company currently markets the Biojector 2000 system to public health and flu immunization clinics, has developed and is awaiting regulatory clearance of a gas-powered self-injection device for the delivery of various medications by non-professionals in the home. In addition, through a transaction with Vitajet Corporation, the Company has acquired the Vitajet spring-powered self-injection system, and is developing application-specific devices to be marketed by Hoffmann-La Roche. The Company is also seeking relationships with pharmaceutical and biotechnology companies to market its Biojector 2000 and self injector products for specific applications and to develop other application-specific devices and companion syringes.

Blood Glucose Monitoring Business.

Diabetes mellitus is a disorder of carbohydrate metabolism that affects an estimated 16.5 million Americans and 125 million people worldwide, half of whom remain undiagnosed. Insulin facilitates the uptake of circulating blood glucose into tissues, a fundamental process of metabolism. A lack of, or resistance to, the hormone insulin characterizes the disease. Incidence of the disease, which can originate from many factors, is rising, particularly in developing countries as non-Caucasian populations begin to adopt western diet and culture.

Type I diabetics are individuals dependent on external administration of insulin who must frequently measure their blood glucose level and, depending on the results, administer injections of insulin or consume a carbohydrate-rich snack. Fluctuation of a person's blood glucose level outside a normal range, which may occur in the time interval between measurements frequently causes serious health complications and even death. Using currently available blood glucose monitoring systems to check their blood glucose level, diabetic patients must lance their finger with a disposable lancet, draw a drop of blood, and place the blood on a reagent strip which is then read by an electronic reader which displays the results. Many patients find this procedure painful and inconvenient, and as a result, many diabetics do not measure their blood glucose with sufficient frequency.

The Company has licensed and intends to develop a convenient, easy to use continuous blood glucose monitoring system which will permit diabetics to better monitor and, thereby, better regulate their blood glucose levels so as to diminish or eliminate the long-term complications of this disorder.

THE COMPANY

The Company's needle-free jet injection operations are conducted by Bioject Inc., an Oregon corporation, which is a wholly owned subsidiary of Bioject Medical Technologies Inc., an Oregon corporation. The Company's blood glucose monitoring system development operations are conducted by a subsidiary, Bioject JV Subsidiary Inc., an Oregon corporation.

Although Bioject Inc. commenced operations in 1985, the Company was formed in December 1992 for the sole purpose of acquiring all the capital stock of Bioject Medical Systems Ltd., a company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company for Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Bioject JV Subsidiary Inc. ("JV or JV Sub") was formed in October 1997 for the purpose of developing and commercializing the blood glucose monitoring technology. All references to the Company herein are to Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise. The Company's executive offices and operations are located at 7620 SW Bridgeport Road, Portland, Oregon 97224, and its telephone number is (503) 639-7221.

"Biojector", "Bioject", "Vitajet" and "Medivax" are registered trademarks of the Company.

DESCRIPTION OF THE COMPANY'S PRODUCTS

Needle-free Injection Business.

The Company's current product, the Biojector 2000 system, is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle. Giving an injection with a Biojector 2000 system is easy and straightforward. The healthcare worker checks the CO2 pressure on the easy-to-read gauge at the rear of the injector, draws medication up into a disposable plastic syringe, inserts the syringe into the power injector, presses the syringe tip against the appropriate disinfected surface on the patient's skin, and then presses an actuator thereby injecting the medication. Medication is expelled rapidly through a precision molded, small diameter orifice in a thin stream at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired level. The Biojector 2000 system consists of two components: a hand-held, reusable jet injector; and a sterile, single-use, disposable plastic syringe capable of delivering variable doses of medication up to 1 ml.

The first component, the Biojector 2000, is a portable hand-held unit which is approximately the size of a flashlight and is designed both for easy use by healthcare professionals, as well as to be attractive and non-threatening to patients. As described in the June 7, 1993 issue of BUSINESSWEEK, the Biojector 2000 won the 1993 Gold Industrial Design Excellence Award given by Industrial Designers Society of America for its aesthetically pleasing and ergonomic design. In July 1994, the Biojector 2000 also received the Alliance of Children's Hospitals Seal of Approval. The Biojector 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased by the Company from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication.

The second component, the Biojector single-use disposable syringe, is provided in a sterile, peel-open package and consists of a plastic, needle- free, variable dose syringe containing a plunger, accompanied by a disposable plastic vial adapter which is used to fill the syringe. (If requested by a customer, the product can also be supplied with a needle which is used as an alternative to the vial adapter for filling the syringe.) The body of the syringe is transparent and has graduated markings to aid filling by healthcare workers.

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

The Vitajet is also made-up of two components, a portable injector unit and a disposable syringe. It is smaller and lower in cost than other products in the Company's needle-free offering. The method of operation and drug delivery is similar to the Biojector, except that the Vitajet is powered by a spring rather than by CO2. It is designed for self-injection and was acquired to fill a gap in the Company's product line for a low-cost, home use, needle-free device. Vitajet's current regulatory labeling limits its use to the injection of insulin. The Company believes that the product has the potential to achieve regulatory labeling for additional subcutaneous injections. See "Forward Looking Statements" and "Risk Factors Government Regulation."

The current suggested retail list price for the Biojector 2000 professional jet injector is $995, and the suggested retail list price for Biojector syringes is $1.00 a piece. CO2 cartridges are sold for a suggested retail price of $0.50 per cartridge and average ten injections per cartridge. Discounts are offered for volume purchases. The current suggested retail price for the Vitajet 3 needle-free injector is $399. A three month supply (13-count) of Vitajet syringes is sold for a suggested retail price of $60.

The Company has other products in development which are intended to address other markets or to enhance the Biojector 2000 system. See "Research and Product Development."

Blood Glucose Monitoring Business.

The Company is currently in the development phase of its continuous blood glucose monitoring product and currently has no products on the market in the blood glucose monitoring business segment. See "Research and Product Development."

MARKETING AND COMPETITION

Needle-free Injection Business.

Currently, the traditional needle-syringe is the primary method by which intramuscular and subcutaneous injections are administered.

During the last 20 years, there have been many attempts to develop portable one-shot jet injection hypodermic devices. Some of the problems which have arisen in the attempts to develop such devices include: (a) inadequate injection power; (b) little or no control of pressure and depth of penetration; (c) complexity of design with related difficulties in cost and performance; (d) difficulties in use, including filling and cleaning; and (e) the necessity for sterilization between uses.

In recent years, several spring-driven needle-free injectors have been developed and marketed primarily for the injection of insulin. Each of these devices requires regular cleaning as well as filling from a separate medication bottle or vial. Current prices for such injectors range from approximately $400 to $600 per injector. The Company believes that market acceptance of these devices has been limited due to a combination of the cost of the devices coupled with the difficulties of their use.

Also in recent years, various versions of a "safety syringe" have been designed and marketed. Most versions of the safety syringe generally involve, as their basic design, a standard or modified needle-syringe with a plastic guard or sheathing surrounding the needle. Such covering is usually retracted or removed in order to give an injection. Although the intent of the safety syringe is to reduce or eliminate needlestick injuries, the syringes require manipulation after injection and, therefore, still pose the risk of needlestick injury. They are also bulky and add to contaminated waste disposal problems.

The Company is currently focusing it marketing efforts for the Biojector system in two primary directions. The first of these marketing efforts continues the Company's historical strategy of marketing directly to the end-user of the product by gaining acceptance of the Biojector system as a safe, reliable alternative to the needle-syringe and safety syringe. These efforts build on the Company's established presence in the U.S. public health clinic and flu immunization markets. The Company is also focusing its direct marketing on creating arrangements to market the Biojector 2000 system to the home healthcare market and the U.S. military.

The second area of marketing emphasis focuses on creating licensing and supply arrangements with leading pharmaceutical and biotechnical companies for whose products the Biojector technology provides either better medical efficacy or a higher degree of market acceptance. Sales though this channel would be to the pharmaceutical or biotechnology company whose salesforce would then sell that company's own products along with the Biojector system to the end user. Development of an injection system for specific applications which is anticipated to be marketed by Hoffmann-La Roche is an example of such an arrangement. Other opportunities include the possibility of pre-filled Biojector syringes which, if developed, could be filled and marketed by the pharmaceutical or biotechnology company whose product is involved.

Pursuing both of these marketing strategies, the Company plans eventually to expand into international markets.

To lead its direct sales and marketing efforts, The Company currently employs a national sales manager who manages a staff of two full-time nurse trainers, 5 to 8 per diem part-time nurse trainers and a half-time U.S. military sales representative. Bioject's direct sales efforts have resulted in the signing of public health agreements for the state of North Carolina, the New York City Middle Schools, and the health departments in the states of New Mexico, Oklahoma and Illinois. The Company expects to sign additional agreements with other public health agencies. In addition, the Company works closely on a national basis with the Visiting Nurses Associations for use of the Biojector 2000 system for flu immunization. The Company intends to leverage its success in these immunization programs to attract pharmaceutical company strategic partners to assist it in gaining access to the physician office and other specialized markets where the benefits of jet injection drug delivery will enhance distribution of their injectable medications.

In August 1994, Bioject signed an agreement with Homecare Management, Inc. ("HMI"), granting HMI exclusive rights to purchase Bioject's Needle-Free Injection Management System, the Biojector 2000, for use in the home healthcare market. Sales to HMI commenced in August 1994. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. Throughout the term of the contract the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1995 and 1996, the Company sold approximately 2,100 and 4,300 Biojectors to HMI for total sales revenue including syringes of $1.1 million and $2.2 million, respectively. HMI had not placed the great majority of these Biojectors with patients pending completion of negotiations with pharmaceutical companies for certain pricing concessions for medication to be administered with the Biojectors. In January 1996, HMI requested that further shipments under the contract be suspended. In February 1996, the Company learned from HMI's press releases that HMI expected to default under its loan, to take significant write-offs for accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. In fiscal 1997, the Company agreed to repurchase certain of the Biojector inventories (including up to 6,000 devices) which HMI had on hand for a total of $660,000 including $322,000 of forgiveness of accounts receivable and payment of $338,000 in two installments, one-half of which was paid in July 1996 and with the balance remaining outstanding. The Company was under no obligation to repurchase these inventories, and the repurchase was at a substantial discount to the original selling price to HMI.

The sale of new technologies to hospitals, large clinics and other large institutions is typically a lengthy process. Introduction of new technologies to a hospital or other large institution typically involves screening by several individuals and committees within the institution, including new product evaluation committees, infection control officers, medical staff and business office personnel. Therefore, in order to shorten the sales cycle, the Company has focused its primary direct sales strategy on the public health and flu immunization markets where there are fewer and more concentrated decision makers.

The medical equipment market is highly competitive, and competition is likely to intensify. Many of the Company's existing and potential competitors have been in business longer than the Company and have substantially greater technical, financial, marketing, sales and customer support resources. The Company believes the primary competition for the Biojector 2000 system and other jet injectors it may develop is the traditional disposable needle- syringe and the safety syringe. Leading suppliers of needle-syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.17 to $0.15 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.25 to $0.45 per unit.

The Company expects to compete with traditional needle-syringes and safety syringes based on healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and reduced cost of compliance with OSHA regulations, but not on purchase price. However, the Company believes that when all indirect costs (including disposal of syringes and testing, treatment and workers' compensation expense related to needlestick injuries) are considered, the Biojector 2000 system will compete effectively. See "Forward Looking Statements" and "Risk Factors."

The Company is aware of other portable needle-free injectors on the market today which are generally focused on subcutaneous self-injection applications of 0.5 ml. or less and compete with the Vitajet. However the Company is not aware of any competing products with features and benefits comparable to the Biojector 2000 system. The Biojector is suitable for both intramuscular and subcutaneous injections of up to 1 ml. in the professional and home injection markets. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company's products. There can be no assurance that the Company will be able to compete successfully in this market. See "Risk Factors - Competition,- "Dependence on Two Technologies". A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to-date, there can be no assurance that they will not do so in the future.

Blood Glucose Monitoring Business.

The diabetic blood glucose monitoring market is currently dominated by four companies: LifeScan, a subsidiary of Johnson and Johnson, Boehringer Mannheim, Miles Laboratories, a subsidiary of Bayer, and MediSense, a subsidiary of Abbott Laboratories. All of these companies have in vitro blood glucose monitoring systems which use blood test strips and an electronic reader.

Emerging technologies for less invasive monitoring of blood glucose have been in development for many years. There are three broad modalities of blood glucose analysis: Near infrared spectroscopy (near-IR), measurement of interstitial fluid ("ISF"), the liquid between cells of the skin, and transdermal technologies, where a patch applied to the skin causes diffusion of bodily fluids to the skin surface from which levels of blood glucose can be measured.

There have been several recent attempts to introduce noninvasive in vivo blood glucose sensors, based on near-IR spectroscopy. These instruments are currently large and costly (around $10,000), as well as difficult to calibrate. Though some are billed as "portable," they are impractical for ambulatory use.

Two companies, TCPI and Cygnus Therapeutics, are developing systems for measuring the blood glucose concentration with patch membrane technologies. Through application of an electrical current through the skin, interstitial fluid is brought to the skin's surface, where it is captured by a patch from which the glucose element can be measured. In the case of the TCPI device, the patch is then removed from the skin and placed into a reader for glucose measurement. The Cygnus device has a reader and membrane integrated in a wristwatch which takes periodic readings and averages them to determine blood glucose levels.

The Company has not yet fully developed and commercialized its continuous blood glucose monitoring technology. However, based on the expected design and performance of its continuous blood glucose monitoring device, the Company expects to compete effectively based on the following anticipated key benefits:

To patients:
- Real-time measurement of blood glucose concentration leading to a better, more reliable monitoring of the blood sugar level with the resulting opportunity to reduce the near and long-term medical complications of diabetes.
- Superior Information: Continuous availability of blood glucose levels in a convenient and pain free format.
-    Lightweight and discreet.
- Convenience; anticipated once-per-day application to provide continuous results all day without further activation by the patient.

To third party payors:
- Real-time measurement of blood glucose concentration leading to a better, steadier regulation of the blood sugar level, translating to a potential reduction of diabetic complications and their associated cost.
- Freedom from the pain and inconvenience of frequent blood tests leading to better patient compliance, which translates to better blood glucose control, fewer long term complications, and lower costs.

To healthcare providers:
- Superior Information: Real-time measurement of blood glucose concentration leads to steadier regulation of the blood sugar levels, superior provider capabilities, and improved patient care.
- Continuous monitoring via once-a-day application greatly reducing the labor requirements associated with patient-nurse interactions required by the static tests currently employed to monitor patients' blood glucose levels.

PATENTS AND PROPRIETARY RIGHTS

Needle-free Injection Business.

The Company believes that technology incorporated in its currently marketed injection device and single-dose disposable plastic syringes as well as the technology of products under development in both the jet injection and blood glucose monitoring business segments coupled with the technology and ease of use of the products acquired in the Vitajet acquisition give it significant advantages over the manufacturers of other jet injection systems and over prospective competitors seeking to develop similar systems. The Company attempts to protect its technology through a combination of trade secrets, confidentiality agreements and procedures and patent prosecution.

The Company has three U.S. patents which were issued with respect to jet injection technology incorporated in earlier versions of its jet injection systems and which expire from July 2007 to November 2008. Seven additional U.S. patents have been issued which protect developments incorporated in the Biojector 2000 system. These patents incorporate a number of claims including claims regarding the jet injection system's design, method of operation, certain aspects of the syringe design and the method of manufacturing the syringe orifice. The Company has also been granted a patent relating a drug vial adapter. The Company has made additional patent filings regarding pre-filled syringe technologies and adapters for drug vial access. The Company also generally files patent applications in Canada, Europe and Japan at the times and under the circumstances it deems filing to be appropriate under the procedures in place in each jurisdiction. There can be no assurance that any patents applied for will be granted or that patents held by the Company will be valid or sufficiently broad to protect the Company's technology or provide a significant competitive advantage. See "Risk Factors." The Company also relies on trade secrets and proprietary know-how that it seeks to protect through confidentiality agreements with its employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or be developed independently by competitors. In addition, the laws of foreign countries may not protect the Company's proprietary rights to its technology, including patent rights, to the same extent as the laws of the U.S.

Although the Company believes that it has independently developed its technology and attempts to assure that its products do not infringe the proprietary rights of others, if infringement were alleged and proved, there can be no assurance that the Company could obtain necessary licenses on terms and conditions that would not have an adverse affect on the Company. The Company is not aware of any asserted claim that the Biojector 2000, Vitajet or any product under development violates the proprietary rights of any person.

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

Blood Glucose Monitoring Business.

The continuous blood glucose monitoring system concept and proprietary aspects of the design are covered by various patents . Corresponding patent applications have been filed with the PCT, designating all member countries, including the United States, E.U. and Japan, as well as in Taiwan and South Africa. Additional patent applications will be filed in the course of the GlucoTrax development program. These applications will cover new, innovative aspects and refinements of the product.

GOVERNMENTAL REGULATION

Needle-free Injection and Blood Glucose Monitoring Businesses.

The Company's products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the Food and Drug Administration ("FDA") administers the Federal Food, Drug and Cosmetic Act (the "FD&C") and has adopted regulations, including those governing the introduction of new medical devices, the observation of certain standards and practices with respect to the manufacturing and labeling of medical devices, the maintenance of certain records and the reporting of device-related deaths, serious injuries, and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspections. The FDA has broad discretion in enforcing the FD&C and the regulations thereunder, and noncompliance can result in a variety of regulatory steps ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

The FD&C provides that, unless exempted by regulation, medical devices may not be commercially distributed in the U.S. unless they have been cleared or approved by the FDA. The FD&C provides two basic review procedures for pre-market clearance or approval of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FD&C, wherein the manufacturer provides the FDA with a premarket notification ("510(k) notification") of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish in the 510(k) notification that the product to be marketed is substantially equivalent to another legally marketed product, (i.e., that it has the same intended use and that it as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different from those associated with the legally marketed device). Marketing may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission, that it be provided with animal and/or human test results. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification typically requiring more extensive prefiling testing and a longer FDA review process.

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

In April 1987, the Company received 510(k) marketing clearance from the FDA allowing the Company to market a hand-held CO2-powered jet injection system. Although the Biojector 2000 system incorporates changes from the system with respect to which the Company's 1987 510(k) marketing clearance was received and expands its intended use, the Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device and that, accordingly, the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non-needle disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. The Company currently has applications pending before the FDA for 510(k) clearance of the B2020 1.5ml jet injector, the B4000 self-injector. There can be no assurance that the FDA will concur with the Company's determination that the products can be qualified by means of a 510(k) submission.

The continuous blood glucose monitoring system will be designed to meet international standards of product safety, reliability and biocompatibility. In the U.S., while the Company believes that the FDA, based on an earlier clearance of a "Biostator Monitor", sold by Miles Laboratories, will allow the continuous blood glucose monitoring system to be sold under a 510(k) pre-market notification, a final determination has not been made in this regard and there can be no assurance that the FDA will allow the use of a 510(k) pre-market notification. See "Risk Factors - Governmental Regulation". European regulatory clearance will be in accordance with the essential requirements set out in the new Medical Device Directives, which will come into law in June 1998.

The Company continues to seek arrangements with pharmaceutical companies to develop pre-filled Biojector syringe applications to permit the pharmaceutical companies to market their products packaged in Biojector prefilled containers. See "Research and Product Development." Before pre-filled Biojector syringes may be distributed for use in the U.S., certain FDA-mandated stability tests may be required of those pharmaceutical companies. Pre-filled syringes involve drugs packaged as a component of a medical device. It is current FDA policy that such pre-filled syringes, which are considered to be combination products, are evaluated by the FDA as drugs rather than medical devices. Marketing of pre-filled syringes by pharmaceutical companies will require prior clearance via a new or amended Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA"). An NDA is a complex submission required to establish that a drug will be safe and effective for its intended uses. An ANDA is a less detailed process which does not require, among other things, that the applicant provide complete reports of preclinical and clinical studies of safety and efficacy as are required for NDAs. Assuming that the drugs used in the pre- filled syringes have previously been approved by the FDA for injection, the FDA will likely require that ANDAs, rather than NDAs, be submitted. The Company believes that if a drug to be used in the Company's pre-filled syringe were already the subject of an approved NDA or ANDA for intramuscular or subcutaneous injection, the main issue affecting clearance for use in the pre-filled syringe would be the adequacy of the syringe to store the drug, to assure its stability until used and to safely deliver the proper dose. See "Forward Looking Statements" and "Risk Factors Government Regulation."

The  FDA  also  regulates  the  Company's   quality  control  and  manufacturing
procedures  by  requiring  the  Company  and  its  contract   manufacturers   to
demonstrate   compliance  with  current  Good  Manufacturing   Practice  ("GMP")
Regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures and (ii) the ability to produce devices which meet the manufacturer's specifications must be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. Further, the FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and seems likely to be even more stringent in the future. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the Act and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violated, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the marketplace.

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

Sales of medical devices outside of the United States are subject to foreign regulatory requirements. The requirements for obtaining premarket clearance by a foreign country may differ from those required for FDA clearance. Devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization. FDA authorization is generally required in order to export other medical devices.

RESEARCH AND PRODUCT DEVELOPMENT

Needle-free Injection Business.

Research and development efforts are focused on enhancing the Company's current product offerings and on developing both new jet injection technology and new products. The Company continues to use clinical, magnetic resonance imaging and tissue studies to determine the reliability and performance of new and existing products. As of March 31, 1998, the Company's research and product development staff, including clinical and regulatory staff members, consisted of 7 employees. During fiscal 1996, 1997 and 1998, the Company spent $1.9 million, $1.6 million, and $884,000, respectively, on research and development.

In March 1994, the Company entered into an agreement with Schering AG, Germany ("Schering"), for the development of a self-injection device for delivery of Betaseron (R) to multiple sclerosis patients. During fiscal 1995 through 1997, the Company developed prototypes to Schering specifications which were accepted by Schering. During fiscal 1997, the Company entered into a supply agreement with Schering and commenced activities related to full production of the self injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling for production of the product. In January 1997, the Company received notice that its contract with Schering would be cancelled. Under provisions of the contract, Schering had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering received a review letter from the FDA which would have required Schering to conduct additional material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron (R) product. Under terms of the contract, Schering was required to convert its $1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, $106,000 of accrued interest was converted into approximately 27,000 shares of Bioject common stock at a conversion price of $3.50 per share. The Company retained ownership of the molds and tooling. The B4000 self-injector, which was developed as a result of the Schering agreement, is currently awaiting regulatory clearance prior to marketing. See "Risk Factors - Governmental Regulation".

In January 1995, the Company signed a joint development agreement with Hoffmann-La Roche ("Roche") to develop proprietary drug delivery systems for Roche products. The agreement provides for Bioject to develop, manufacture and sell Biojector jet injection drug delivery systems designed to Roche specifications. In return, Bioject has granted Roche exclusive worldwide rights to distribute these systems and their components for use with certain Roche products. Hoffmann-La Roche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading, research-intensive healthcare companies.

As of 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered to Roche preproduction prototypes for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996. As of fiscal 1997 year end, the Company and Roche were finalizing their submission to obtain regulatory clearance to market the product. As of the end of fiscal 1998, the Company had submitted its component of the proprietary drug delivery system for regulatory clearance.

In February 1995, Hoffmann-La Roche paid a one-time licensing fee totaling $500,000. The agreement provides that it will pay specified product development fees on an agreed upon schedule of which $400,000 was recognized in fiscal 1996, $500,000 was recognized in fiscal 1997 and $500,000 was recognized in fiscal 1998.

In March, 1998 the Company acquired the assets of Vitajet Corporation in a stock-for-assets exchange. The Company paid 100,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition. In addition to shares already paid, the Company is obligated to issue 60,000 shares of its common stock in each of the three years subsequent to the acquisition if certain development milestones are met. Up to an additional 90,000 shares is also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet

In addition to activities described above, the Company is seeking arrangements with pharmaceutical and biotechnology companies for the use of pre-filled syringes to eliminate the filling and measuring procedures associated with traditional injection of medications. Before pre-filled Biojector syringes may be distributed for use in the U.S., these companies must commit to the packaging and distribution of their products in this manner and to the time and financial resources necessary for FDA review and clearance. This process could be lengthy. See "Business - Governmental Regulation." There can be no assurance that such companies will commit efforts to develop pre-filled packaging and pursue regulatory clearance or that regulatory clearance of pre-filled Biojector syringes will be obtained.

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

Blood Glucose Monitoring Business.

In October 1997, the Company signed a joint development agreement with Elan Corporation, plc ("Elan") to license from Elan certain continuous blood glucose monitoring technology (the "License") and then to commercialize that technology for manufacture and world-wide distribution. To date, the Company has continued testing and development of a clinical prototype and has scheduled a small, human clinical study of the prototype device for the first quarter of fiscal 1999. Based on the results of this study, the Company will then plan and conduct comprehensive clinical trials of the monitoring system which are intended to support its applications to the FDA to market the product in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

MANUFACTURING

Needle-free Injection Business.

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

Throughout fiscal 1994 and 1995, the Company's manufacturing processes were primarily manual. These processes did not permit the Company to produce its products at costs which would allow it to operate profitably. During fiscal 1996, the Company implemented a plan to increase manufacturing capacity and refine production methods to meet anticipated future demand and to reduce product costs. For the Biojector 2000, cost reduction efforts included converting from a two-piece to a one-piece housing, converting to continuous process manufacturing and implementing volume purchasing programs from suppliers. For the Biojector syringes, these efforts included increasing supplier mold capacity and automating final assembly and packaging. See "Risk Factors - Limited Manufacturing Experience, Need to Reduce Unit Cost."

During fiscal 1998, the Company, having a sufficient inventory of jet injectors on-hand as a result of the repurchase of product from HMI, focused its manufacturing efforts on refining the manufacturing processes and efficiencies of the syringe manufacturing line. See "Marketing and Competition - Needle-Free Injection Business".

In order to succeed at expanding manufacturing capacity and reducing unit production cost, the Company must attract and retain qualified assembly workers and must establish and maintain relationships with suppliers that can deliver large quantities of components that meet applicable quality standards in a timely and reliable manner at acceptable prices.

Blood Glucose Monitoring Business.

At present, the Company has no manufacturing operation related to the blood glucose monitoring system. When approved for sale, the Company intends to manufacture the device in its own facilities, the location of which has not yet been determined.

EMPLOYEES

As of March 31, 1998, the Company had 33 full-time employees with 4 employees engaged in research and product development, 2 in sales and marketing, 2 in technical product support, 13 in manufacturing and 12 in administration. The Company engages a limited number of part-time consultants who assist with research and development, sales and marketing and investor relations activities. The Company also employs temporary contract workers primarily for assembly operations, the number of which varies, depending upon production requirements. As of March 31, 1998, there were 4 consultants, 5 to 8 per diem nurses and 1 contract/temporary worker employed by the Company. None of the Company's employees is represented by a labor union.

PRODUCT LIABILITY

The  Company  believes  that  its  products  reliably  inject  medications  both subcutaneously and intramuscularly when used in accordance with product guidelines. The Company's current insurance policies provide coverage at least equal to an aggregate limit of $11 million with respect to certain product liability claims. The Company has not experienced any product liability claims to date. There can be no assurance, however, that the Company will not become subject to such claims, that the Company's current insurance would cover such claims, or that insurance will continue to be available to the Company in the future. The Company's business may be adversely affected by product liability claims.

RISK FACTORS

Investment in the securities of the Company involves a high degree of risk. In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company and its business. The Company cautions the reader that this list of factors may not be exhaustive.

Uncertainty of Market Acceptance. The Company's success will depend upon market acceptance of its jet injection drug delivery system, the Biojector 2000 system, the blood glucose monitoring system and, to a lesser extent, other products under development. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe. Needle-syringes, while low in cost, have limitations, particularly relating to contaminated needlestick injuries. Use of the Biojector 2000 system for intramuscular and subcutaneous injections virtually eliminates the associated risk of these injuries; however, the cost per injection is significantly higher. There can be no assurance that the Biojector 2000 system will compete successfully. A previous jet injection system manufactured by the Company did not achieve market acceptance and is no longer being marketed. The Biojector 2000 was introduced in January 1993. To date, the major portion of sales have been to HMI, which units were not placed in service and which the Company has repurchased at a substantial discount to the original selling price after the cancellation of its agreement with HMI. Failure of the Biojector 2000 system to gain market acceptance would have a material adverse effect on the Company's financial condition and results of operations.

Uncertainty of New Product Development. The Company's joint venture with Elan, JV Sub, intends to develop certain technology licensed from Elan and to create an ambulatory monitoring system which permits the continuous monitoring of blood glucose levels in persons with diabetes. The system is in the early stages of development, and there can be no assurance that JV Sub will be successful in developing a product or that any such product can be manufactured or marketed in a commercially viable manner. It also is likely that significant additional levels of funding will be required to complete development of the technology, which will likely require the future issuance of debt or equity securities by either the Company or JV Sub. Further, there can be no assurance that, should a blood glucose monitoring system be developed, such system would receive the requisite governmental clearance. See "Governmental Regulation."

History of Losses; Uncertain Profitability. Since its formation in 1985, the Company has incurred significant annual operating losses and negative cash flow. At March 31, 1998, the Company had an accumulated deficit of $50.9 million, $12 million of which related to the fiscal 1998 write-off, after minority interest, of in-process research and development acquired in connection with the acquisition of blood glucose monitoring technology from Elan. Historically, the Company's revenues have been derived primarily from licensing and technology fees and from limited product sales, which were principally sales to dealers for the stocking of inventories and to HMI. More recently, the Company has sold its products to end-users, primarily to public health clinics for vaccinations and to nursing organizations for flu immunizations. The Company has not attained profitability at these sales levels . There can be no assurance that the Company will be able to generate significant revenues or achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Possible Termination of the License. Pursuant to the terms of the License, the License may be terminated under certain conditions. In the event that 15% of JV Sub's equity is acquired by any one of a number of specified companies identified by Elan as actual or potential competitors, or any other entity to which Elan does not consent, which consent shall not be unreasonably withheld in the case of such other unspecified companies, the License may be immediately terminated at Elan's option. Further, the License itself is contingent, on a country-by-country basis, on JV Sub's diligently seeking and obtaining regulatory marketing clearance for licensed products and on JV Sub's timely commercial launch of the licensed products in countries where such clearance has been obtained. Termination of the License may have a material adverse effect on the Company's financial condition and results of operations.

Need for Additional Financing. The Company's revenues from operations have not been sufficient to satisfy its cash requirements and it has relied on the proceeds of sales of equity securities to fund its operations. The Elan Transaction involves significant future financial commitments by the Company to fund the development and marketing activities of JV Sub, as well as significant payment obligations, totaling $15.5 million, by JV Sub to Elan as product development milestones are met. These payment obligations are in addition to the Company's cash requirements relating to current activities involving the Company's jet injection technology. The Company plans to fund its cash requirements through revenues, debt and sales of equity securities, and anticipates that JV Sub will fund its activities through debt and sales of equity securities to the Company and Elan or to third parties. There can be no assurance that financing sufficient to fund either the Company's jet injection business activities or blood glucose monitoring business activities will be obtained on favorable terms or at all. Failure to obtain adequate financing would have a material adverse impact on the Company's business and could result in defaults on the Company's or JV Sub's obligations relating to the Elan Transactions, loss of JV Sub's rights to the technology under the License, dilution of the Company's interest in JV Sub or the need to curtail operations of the Company or JV Sub due to inadequate cash resources or other adverse consequences. The sale of equity securities on unfavorable terms to meet the Company's obligations could result in material dilution to the existing shareholders.

Effects of Convertible Preferred Stock. The Company's Common Stock is subject to the rights and preferences of the Series A and B Convertible Preferred Stock, which has a liquidation preference of $12.405 million plus accrued and unpaid dividends. Further, the Series A and B Convertible Preferred Stock is convertible to Common Stock at a conversion price of $1.50 per share at any time, and at the end of seven years unless earlier converted by the holders or redeemed by the Company, the shares Series A and B Convertible Preferred Stock and accrued but unpaid dividends convert automatically into Common Stock at the conversion price equal to the lesser of $1.50 per share or 80% of the then prevailing market price of Common Stock. Accordingly, conversion of Series A and B Convertible Preferred Stock to Common Stock could result in issuances of significant amounts of Common Stock at prices lower than prevailing market prices at the time of conversion. Should the Company issue Series C Convertible Preferred Stock or other similar series of Preferred Stock to Elan to enable the Company to fund capital contributions to JV Sub, the aggregate amount of Preferred Stock liquidation preferences and Common Stock issuable upon conversion of Preferred Stock would increase.

Limited Manufacturing Experience; Need to Reduce Unit Cost. The Company has limited experience manufacturing its products in commercially viable quantities. The Company has increased its production capacity for the Biojector 2000 system through automation of, and changes in, production methods. The current cost per injection of the Biojector 2000 system is substantially higher than that of traditional needle-syringes, its principal competition. A key element of the Company's business strategy has been to reduce the overall manufacturing cost through automating production and packaging. There can be no assurance that the Company will be able to develop and implement effective high volume production or achieve necessary unit cost reductions. Failure to do either would adversely affect the Company's financial condition and results of operations. While the Company believes that its experience manufacturing the Biojector enhances the probability of its success in manufacturing the Vitajet, the Company has no experience manufacturing the Vitajet and as of March 31, 1998 has not installed a manufacturing line to produce the Vitajet. There can be no assurance that the Company will be able to successfully manufacture the Vitajet at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect the Company's financial condition and results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Manufacturing"

Governmental Regulation. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FD&C"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FD&C to market a hand-held CO2-powered jet injection system. The FD&C provides that new premarket notifications under
Section 510(k) of the FD&C are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. Although the Biojector 2000 system incorporates changes from the system with respect to which the Company's 1987 510(k) marketing clearance was received and expands its intended use, the Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device. Accordingly, the Company further concluded that the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a needle-free disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. The Company currently has applications pending before the FDA for 510(k) clearance of the B2020 1.5ml jet injector and the B4000 self-injector. There can be no assurance that the FDA will concur with the Company's determination that the products can be qualified by means of a 510(k) submission.

Future changes to manufacturing procedures could necessitate the filing of a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA premarket approval ("PMA") or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process. Under current FDA policy, applications involving prefilled syringes would be evaluated by the FDA as drugs rather than devices, requiring FDA new drug applications ("NDAS") or ANDAs. Depending on the circumstances, drug regulation can be much more extensive and time consuming than device regulation. See "Governmental Regulation".

No clearances from the FDA have been obtained for the marketing of products that may be developed based on the blood glucose monitoring technology licensed from Elan. The Company is researching and has not finally determined which FDA clearances will be required with respect to any products developed based on this technology. The Company anticipates that extensive testing and FDA review will be required of any such product, and there can be no assurance that FDA clearance will be obtained in a timely manner or at all.

FDA regulatory processes are time consuming and expensive. There can be no assurance that product applications submitted by the Company will be cleared or approved by the FDA. In addition, the Company's products must be manufactured in compliance with Good Manufacturing Practices ("GMP") as specified in regulations under the FDA Act. The FDA has broad discretion in enforcing the FDA Act, and noncompliance with the Act could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions, and civil or criminal penalties.

Distribution of the Company's products in countries other than the U.S. may be subject to regulation in those countries. An application was made to the Japan Ministry of Health and Welfare to obtain necessary approvals to market the Biojector 2000 system in Japan which was not carried to completion by the Company's then current Japanese distributor. See "Governmental Regulations".

Uncertainty in Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payors are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector 2000 system exceeds the price of needle injection systems, cost control policies of third party payors, including government agencies, may adversely affect use of the Biojector 2000 system.

Dependence on Third-Party Relationships. The Company is dependent on third parties for distribution of the Biojector 2000 system to certain market segments, for the manufacture of component parts, and for assistance with the development and distribution of future application-specific systems.

The Company's current manufacturing processes for the Biojector 2000 jet injector and disposable syringes as well as manufacturing processes anticipated to produce the Vitajet consist primarily of assembling component parts supplied by outside suppliers. Certain of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, the Company has experienced delays in the delivery of certain components, although to-date no such delays have had a material adverse effect on the Company's operations. There can be no assurance that the Company will not experience delays in the future, or that such delays would not have a material adverse effect on the Company's financial condition and result of operations. See "Manufacturing".

The Company has entered into agreements with certain major pharmaceutical companies for development and distribution of jet injection systems and for the development and commercialization of a continuous blood glucose monitoring system. These companies have the right to terminate these agreements at certain phases as defined in the agreements. There can be no assurance that these companies' interest and participation in the projects will continue. Failure to receive additional funding from these companies could adversely affect the development and production of the products involved and, correspondingly, the Company's financial condition and results of operations.

Ability to Manage Growth. If the Company's products achieve market acceptance, the Company expects to achieve rapid growth. This growth strategy will require expanded customer services and support, increased personnel throughout the Company, expanded operational and financial systems, and the implementation of new and expanded control procedures. There can be no assurance that the Company will be able to attract qualified personnel or successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that would adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

Competition. The medical equipment market is highly competitive and competition is likely to intensify. The Company's products compete primarily with traditional needle-syringes, "safety syringes" and also with other alternative drug delivery systems. While the Company believes its products provide a superior drug delivery method, there can be no assurance that the Company will be able to compete successfully with existing drug delivery products. Many of the Company's competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources than the Company. There can be no assurance that one or more of these competitors will not develop an alternative drug delivery system that competes more directly with the Company's products, or that the Company's products would be able to compete successfully with such a product. Further, should JV Sub develop an ambulatory blood glucose monitoring system which obtains all necessary regulatory clearances, there can be no assurance that either the Company's or JV Sub's competitors will not develop other competing systems, or that JV Sub's system would be able to compete successfully with other systems or products.

Dependence on Two Technologies. The Company's strategy has been to focus its development and marketing efforts on its jet injection technology. The strategy of its Joint Venture with Elan is to focus on development and commercialization of a continuous blood glucose monitoring system. Focus on these two technologies leaves the Company vulnerable to competing products and alternative drug delivery systems, as well as to alternative methods to monitor blood glucose levels in diabetics. The Company believes that healthcare providers' desire to minimize the use of the traditional needle-syringe has stimulated development of a variety of alternative drug delivery systems such as "safety syringes," jet injection systems and transdermal diffusion "patches." In addition, pharmaceutical companies frequently attempt to develop drugs for oral delivery instead of injection. The Company also believes that there will be high market demand for a minimally invasive blood glucose monitoring system such as that being developed by the Company and that the size of that market will likely attract significant competition to the Company's blood glucose monitoring product.

While the Company believes that for the foreseeable future there will continue to be a significant need for injections, there can be no assurance that alternative drug delivery methods will not be developed which are preferable to injection. Further, there can be no assurance that alternative blood glucose monitoring systems will not be developed which are preferable to that to be developed by the Company.

Patents and Proprietary Rights. The Company relies on a combination of trade secrets, confidentiality agreements and procedures, and patents to protect its proprietary technologies. The Company has been granted a number of patents in the United States and several patents in certain other countries covering certain technology embodied in its current jet injection system and certain manufacturing processes. Additional patent applications are pending in the U.S. and certain foreign countries. There can be no assurance that the claims contained in any patent application will be allowed, or that any patent will provide adequate protection for the Company's products and technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. In addition, the laws of foreign countries may not protect the Company's proprietary rights to this technology to the same extent as the laws of the U.S. The Company believes that it has independently developed its technology, attempts to ensure that its products do not infringe the proprietary rights of others and the Company knows of no such infringement claims. However, any such claims could have a material adverse affect on the Company's financial condition and results of operations.

Product Liability. Producers of medical devices may face substantial liability for damages in the event of product failure or if it is alleged the product caused harm. The Company currently maintains product liability insurance and, to-date, has not experienced any product liability claims. There can be no assurance, however, that the Company will not be subject to such claims, that the Company's current insurance would cover such claims, or that adequate insurance will continue to be available on acceptable terms to the Company in the future. The Company's business could be adversely affected by product liability claims.

Dependence upon Key Employees. The Company's success depends on the retention of its executive officers and other key employees. Competition exists for qualified personnel and the Company's success will depend, in part, on attracting and retaining such personnel. Failure in these efforts could have a material adverse effect on the Company's business, financial condition or results of operations.

Shares Eligible For Future Sale In December 1996, the Company completed a private placement of 3,434,493 units (each unit representing one share of common stock and a warrant to purchase one share of common stock). The Company also granted a warrant to its placement agent in the private placement to purchase 156,000 shares of common stock. The shares issued in the private placement and the underlying shares issuable upon exercise of the warrants were registered for resale on a Form S-3 registration statement. In June and July 1997, the Company completed a private placement of 2,906,977 units, each unit consisting of one share of Common Stock and one warrant to purchase one-half share of Common Stock. In May 1997, in return for services provided, the Company granted to Amy Factor a warrant to purchase 25,000 shares of Common Stock. The shares issued in the private placement and the underlying shares issuable upon exercise of the warrants were registered for resale on a Form S-3 registration statement. In connection with the Elan transactions in October 1997, Elan purchased 2,727,273 shares of Common Stock and was granted a five year warrant to purchase 1.75 million shares of common stock. In January, 1998, the shares issued to Elan as well as the 487,390 shares issued to Schering (see "Research and Product Development - Needle-free Injection Business") were registered for resale on a Form S-3 registration statement. In October, 1997, the Company granted warrants to purchase 350,000 shares of stock to Robert Gonnelli in connection with his guarantee of an equity investment in the Company. In February, 1998, the Company granted Raphael, L.L.C., a management consulting company which introduced Elan to the Company, a warrant to purchase 100,000 shares of Common Stock. See "Recent Developments." Subsequent to year-end, in June, 1998, the Company granted warrants to purchase 130,243 shares of stock to Robert Gonnelli in return for services to the Company. Also subsequent to year-end, the warrants issued in the June and July 1997 private placement were exercised, in exchange for which the Company issued 147,850 new warrants. Sales of substantial numbers of common stock in the public market, or the availability of such shares for sale, could adversely affect the market price for the common stock and make it more difficult for the Company to raise funds through equity offerings in the future.

Possible Adverse Effects on Trading Market. The Common Stock is quoted on the NASDAQ National Market. There are a number of continuing requirements that must be met in order for the Common Stock to remain eligible for quotation on the NASDAQ National Market or the NASDAQ SmallCap Market. In August 1997, NASDAQ approved changes to its quantitative and qualitative standards for issuers listing on NASDAQ. Among the changes are the elimination of the alternative test for issuers failing to meet the minimum bid price of $1.00 and an increase in the quantitative standards for both the NASDAQ National Market and the NASDAQ SmallCap Market. The failure to meet the maintenance criteria in the future could result in the delisting of the Company's Common Stock from NASDAQ. In such event, trading, if any, in the Common Stock may then continue to be conducted in the non- NASDAQ over-the-counter market. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock were less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the shares of Common Stock and thereby have a material adverse effect on the trading market for the securities.

Possible  Volatility of Stock Price.  The market for the Company's  Common Stock and for the securities of other early-stage, small market-capitalization companies has been highly volatile in recent years. The Company believes that factors such as quarter-to-quarter fluctuations in financial results, new product introductions by the Company or its competition, public announcements, changing regulatory environments, sales of Common Stock by certain existing shareholders and substantial product orders could contribute to the volatility of the price of the Company's Common Stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of the Company's Common Stock.

Item 2.     PROPERTIES

The Company's principal offices are located in Portland, Oregon in approximately 23,000 square feet of leased office and manufacturing space under a lease which expires in September 2002. The monthly minimum lease obligation for this facility is approximately $15,000. These facilities include the Company's sales and administration offices and equipment, research and engineering facilities, a clean room assembly area, assembly line, testing facilities and a warehouse area.

The Company leases additional warehouse space totaling approximately 5,000 square feet for finished goods storage and shipments to customers. This lease, which also expires in September 2002, has minimum monthly lease obligations totaling $2,000.

The Company believes its current facilities will be sufficient to support its operations for the next 2-3 fiscal years. As the Company requires additional space to accommodate growth in its sales and manufacturing activities, it is the Company's intention to lease additional facilities adjacent to or near its present operations. The Company believes that, if necessary, it will be able to obtain facilities at rates and under terms comparable to those of the current leases.

Item 3.     LEGAL PROCEEDINGS

     None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of Bioject Medical Technologies, Inc. was convened at 1:00 p.m., on February 20, 1998, at the Company's headquarters, 7620 S.W. Bridgeport Road, Portland, Oregon.

There were 25,368,342 shares of Common Stock issued and outstanding on the record date, December 23, 1997.

Of the total shares outstanding on the record date, there were 16,325,537 shares present at the meeting in person or by proxy, which is 64.35% of the Common Stock entitled to vote, thereby constituting a quorum.

All of the proposals as set forth in the proxy statement for the Special Meeting were approved. The voting recorded is as follows:

Proposal #1: The proposal to approve the exchange of a promissory note in the original principal amount of $12.015 million issued by the Company to Elan for approximately 832,000 shares of the Company's Series A and Series B Convertible Preferred Stock received the following votes:

                  FOR          AGAINST        ABSTAIN
               ----------      -------        -------
               15,964,575      214,940        146,022


Proposal #2: The proposal to approve the issuance of the Company's Series C Convertible Preferred Stock or other similar convertible preferred stock to Elan in connection with future funding of blood glucose monitoring research and development received the following votes:

                  FOR          AGAINST        ABSTAIN
               ----------      -------        -------
               15,961,959      216,291        147,287


Proposal #3: The proposal to approve the issuance to Raphael, LLC, of a warrant to purchase 100,000 shares of the Company's Common Stock received the following votes:

                  FOR          AGAINST        ABSTAIN
               ----------      -------        -------
               15,696,136      452,669        176,732

As a result of the passage of Proposal #1, the exchange of debt for Series A and Series B convertible preferred stock was completed effective March 2, 1998.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the Symbol "BJCT." The following table sets forth the high and low closing sale prices of the Company's Common Stock on the NASDAQ National Market.



                                                  High       Low
                                                 -----      -----
Fiscal year Ended March 31, 1996:

   First Quarter                                  3.00      1.44
   Second Quarter                                 2.97      1.19
   Third Quarter                                  2.81      1.81
   Fourth Quarter                                 1.94      1.25

Fiscal Year Ended March 31, 1997:

   First Quarter                                  1.41      1.28
   Second Quarter                                 1.03      0.97
   Third Quarter                                  0.78      0.75
   Fourth Quarter                                 0.78      0.63

Fiscal Year Ended March 31, 1998:

   First Quarter                                   .94       .47
   Second Quarter                                 1.03       .59
   Third Quarter                                  1.57      1.19
   Fourth Quarter                                 1.50      1.09


The closing sale price on May 29, 1998, as reported on the NASDAQ National Market, was $1.688 per share.

The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future. As of May 29, 1998 the number of shareholders of record of the Company's Common Stock was 1,386.

In October 1997, in connection with a joint development agreement entered into with Elan, the Company issued a promissory note to Elan with a principal amount of $12.015 million. Upon receiving shareholder approval to convert the note into the Company's preferred stock, on March 2, 1998, a total of 692,694 shares of Series A Convertible Preferred Stock and 134,333 shares of Series B Convertible Preferred Stock were issued to Elan (the "Elan Issuance").

On March 23, 1998, the Company acquired the assets of Vitajet Corporation in a stock-for assets exchange (the "Vitajet Issuance"). The Company issued 100,000 shares of its common stock in exchange for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,000 at the date of acquisition. The Company is obligated to issue an additional 60,000 shares in each of the next three years if certain development milestones are met. Up to an additional 90,000 shares are also payable subject to the Company realizing specified, aggregate levels of incremental revenue over the next three years.

In April 1998, warrants issued in June 1997 were exercised in exchange for the Company's commitment to issue additional warrants to purchase 147,850 shares of the Company's Common Stock (the "Series N Warrants"). The Series N Warrants have an exercise price of $1.348 per share and expire on March 31, 2003. The Company relied upon Rule 506 of Regulation D of the Securities Act for the issuance of the Series N Warrants. The Company relied upon representations and warranties of the warrantholders in addition to its own information.

The Elan Issuance and Vitajet Issuance were completed pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation," (ii) the purchasers represented and the Company reasonably believed that the purchasers had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the prospective investment, (iii) the purchasers were provided access to all necessary and adequate information to enable the purchasers to evaluate the financial risk inherent in making an investment, (iv) the offers were part of an agreement to establish a joint venture in Elan's case and part of an acquisition agreement in Vitajet's case and as such was made only to Elan and Vitajet, respectively, and
(v) the purchasers represented that they were acquiring the shares for themselves and not for distribution.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL DATA

The statement of operations and balance sheet data set forth below for the five fiscal years in the period ended March 31, 1998 have been derived from the consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the detailed consolidated financial statements and notes thereto included elsewhere in this Report.


                         SUMMARY FINANCIAL INFORMATION
                     (in thousands, except per share data)

                                               YEAR ENDED MARCH 31,
                                   1998*    1997     1996     1995     1994
                                  ------   ------   ------   ------   ------

Statement of Operations Data:

   Revenues                      $1,935    $2,235    $4,209   $2,924   $1,463
   Operating expenses            21,157     6,637     9,851    9,008    6,110
   Net loss                     (16,630)*  (4,296)   (5,431)  (5,656)  (4,395)
   Net loss per share             (0.72)    (0.26)    (0.39)   (0.43)   (0.39)
   Shares used in per
   share calculation             23,151    16,705    14,074   13,167   11,230


                                                AS OF MARCH 31,
                                  1998      1997      1996     1995     1994
                                 ------    ------   ------   ------    ------

  Balance Sheet Data:

   Working capital               $3,019    $2,858    $4,327   $6,404  $12,593
   Total assets                   6,978     7,088     7,519    9,498   13,836
   Long-term debt                     -         -         -        -        -
   Shareholders' equity           5,975     5,766     6,027    7,964   13,377

*In fiscal 1998, the Company acquired certain blood glucose monitoring technology from Elan for an up-front licensing fee of $15 million which was required to be expensed in the year paid. As a result, the 1998 net loss includes a $12 million, net of minority interest, one-time charge for acquired in-process research and development.

The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operating losses have resulted in an accumulated deficit of approximately $50.9 million as of March 31, 1998. In fiscal 1996, the Company incurred significantly increased costs associated with the production and sale of the Biojector 2000 system, including sales and marketing efforts, manufacturing ramp-up and inventory build-up. In September 1997, the Company acquired rights to certain continuous blood glucose monitoring technology from Elan Corporation for an initial payment of $15 million and future milestone payments totaling $15.5 million and royalties on future product sales. In fiscal 1998, the $15 million up front payment was expensed as acquired in-process research and development. In March, 1998, the Company acquired the rights to the Vitajet self-injector, along with certain other assets, in a stock-for-assets transaction with Vitajet

Corporation. The Company's ability to achieve and sustain profitability will depend in part upon customer acceptance of the Biojector 2000 system and the continuous blood glucose monitoring system, sustained product performance, implementing additional product cost reductions, successful commercial development of the blood glucose monitoring system, and attaining revenues sufficient to support profitable operations.

In August 1994, Bioject signed an agreement with Health Management, Inc. (HMI), granting HMI exclusive rights to purchase Bioject's Needle-Free Injection Management System (R), the Biojector 2000, for use in the home healthcare market. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. During the term of the contract, the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1996, the Company sold approximately 4,300 Biojectors to HMI for total sales revenue including syringes of $2.2 million. HMI did not place the great majority of these Biojectors with patients, pending completion of negotiations with pharmaceutical companies for certain pricing concessions for medication to be administered with the Biojectors. In January 1996 HMI requested that Bioject suspend shipments to HMI. In February 1996, the Company learned from HMI's press releases that HMI expected to default on its debts, anticipated taking significant write-offs relating to accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. In fiscal 1997, although not obligated to do so, the Company agreed to repurchase certain of the HMI inventories, including up to 6,000 Biojector units, for cash and forgiveness of accounts receivable totaling $660,000. The repurchase of these inventories was at a substantial discount to the original selling price to HMI.

In March 1994, the Company entered into an agreement with Schering AG, Germany, for the development of a self-injection device (the "Self-Injector") for delivery of Betaseron (R) to multiple sclerosis patients. During fiscal 1996, the Company delivered the preproduction clinical prototypes to Schering and worked on finalizing the production prototype design. During fiscal 1997, the Company entered into a supply agreement with Schering AG and commenced activities related to full production of the self-injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling to produce the product.

In January 1997, the Company received notice that its contract with Schering AG would be cancelled. Under provisions of the contract, Schering AG had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering AG received a review letter from the FDA which would have required Schering to conduct additional, material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron (R) product. Under terms of the contract, Schering was required to convert its $1.6 million note due from Bioject plus accrued interest into approximately 487,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, Schering was obligated to pay Bioject for the cost of product ordered through the date of cancellation of the contract, which payment was made in June 1997.

In January 1995, the Company signed a joint development agreement with Hoffmann-La Roche to develop proprietary drug delivery systems for Roche products. The agreement provides for Bioject to develop, manufacture and sell Biojector jet injection drug delivery systems designed to Roche specifications. In return, Bioject has granted Roche exclusive worldwide rights to distribute these systems and their components for use with certain Roche products. Hoffmann-La Roche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading research-intensive healthcare companies. As of the 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered to Roche preproduction prototypes for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996. As of March 31, 1998, the Company and Hoffmann-LaRoche were finalizing their submission to obtain regulatory clearance to market the product. Hoffmann-LaRoche is also gathering marketing information which the Company anticipates will lead to the signing of a supply agreement between the Company and Hoffman-LaRoche.

In September 1997, the Company and Elan Corporation signed a licensing and joint development agreement for the development and commercialization by the Company of certain continuous blood glucose monitoring technology licensed from Elan. Under terms of the agreement, the Company borrowed $12.015 million from Elan (subsequently converted to Series A and B convertible preferred stock) and Elan invested $2.985 million in a new subsidiary of the Company created for the purpose of developing the technology. The Company's new subsidiary, owned 80.1% by the Company and 19.9% by Elan, paid Elan $15 million for rights to the technology and has committed to pay an additional $15.5 million to Elan as future milestones are achieved as well as royalties on future sales of the product. The new subsidiary will develop the blood glucose monitoring technology and will seek regulatory clearance for the sale of such product. Such regulatory clearance is expected in the next 3-4 years with estimated development costs for the monitoring technology, exclusive of milestone payments, estimated to total at least $10 million. As part of the agreement, in October 1997, Elan acquired
2.7 million shares of common stock and 1.75 million warrants to purchase the Company's common stock at $2.50 per share for $3 million. In addition, Elan agreed to partially fund development of the blood glucose monitoring technology up to a total of $4 million through the purchase of the Company's Series C convertible preferred stock and through direct purchase of additional stock in JV Sub to a maximum of $1 million. Elan also agreed to fund development of the Company's pre-filled jet injection technology through a grant of up to $500,000.

In March 1998, in a transaction with Vitajet Corporation, the Company paid 100,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition. In addition to shares already paid, the Company is obligated to issue 60,000 shares of its common stock each year in each of the three years subsequent to the acquisition if certain development milestones are met. Up to an additional 90,000 shares are also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet.

During fiscal 1996, the Company implemented a plan to increase manufacturing capacity and refine production methods to meet anticipated future demand and to reduce product costs. For the Biojector 2000, cost reduction efforts included converting from a two piece to a one piece housing, converting to continuous process manufacturing and implementing volume purchasing programs from suppliers. For the Biojector syringes, these efforts included increasing supplier mold capacity and automating final assembly and packaging. During fiscal 1997, the Company's manufacturing activities focused on retesting the devices repurchased from HMI to ensure their continuing compliance with new product standards and elective upgrade of certain of these units to current version configuration. Also during fiscal 1997 manufacturing focused on finalizing product engineering and on planning for, designing and installing manufacturing lines for the new self injector device syringe manufacturing lines in advance of the launch of that product. During fiscal 1998, having a sufficient inventory of jet injectors on-hand as a result of the repurchase of product from HMI, the Company focused its manufacturing efforts on refining manufacturing processes and efficiencies of the disposable syringe manufacturing line.

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

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including (i) length of time to close product sales, (ii) customer budget cycles, (iii) implementation of cost reduction measures, (iv) uncertainties and changes in purchasing due to third party payor policies and proposals relating to national healthcare reform, (v) timing and amount of payments under technology development agreements, (vi) timing and cost of development of the continuous blood glucose monitoring technology, and (vii) timing of new product introductions by the Company and its competition.

In the future, the Company may incur a non-cash charge to compensation expense in connection with the issuance of 100,000 shares of Common Stock to the Company's Chief Executive Officer and 15,000 shares of common stock to the Company's Chief Financial Officer. Under terms of their employment agreements, each will receive the shares of common stock when the Company first achieves two consecutive quarters of positive earnings per share. Upon issuance of such shares the Company will record a non-cash charge to compensation at the fair market value of the stock on the last day of the quarter in which the shares are earned.

During the next fiscal year, the Company will continue to focus its efforts on expanding sales of existing products, commencing manufacture and sale of the
Vitajet, commencing manufacture and sale of the B4000 Self-Injector if regulatory clearance is obtained, reducing the cost of its products, continuing development and cooperation in pursuing regulatory clearance of a 1.5 ml. injector for Hoffmann-La Roche, developing the blood glucose monitoring technology, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from operations in fiscal 1999. See "Forward Looking Statements" and "Risk Factors."

RESULTS OF OPERATIONS

Product sales decreased from to $3.1 million in fiscal 1996 to $1.3 in fiscal 1997 and increased to $1.4 million in fiscal 1998. Sales in fiscal 1996 consisted of $2.3 million of sales to HMI with the remainder primarily to public health and flu immunization clinics. Sales in fiscal 1997 and 1998, consisted primarily of sales to public health and flu immunization clinics.

License and technology fees ranged from $1.2 million in fiscal 1996, to $966,000 in fiscal 1997 and $500,000 in fiscal 1998. The fiscal 1996 and 1997 fees consisted principally of product development revenues recognized for work performed under the Schering and Hoffmann-La Roche agreements. The fiscal 1998 fees consisted of revenues for work on the Hoffmann-La Roche project.

Manufacturing expense consists of the costs of product sold and manufacturing overhead expense related to excess manufacturing capacity. The total of these costs varied from $4.8 million in fiscal 1996, to $1.9 million in fiscal 1997 and $1.7 million in fiscal 1998 due in part to changes in sales and, therefore, to changes in the total costs of product sold. The decrease in expense from fiscal 1996 to 1997 and from fiscal 1997 to fiscal 1998 reflects reductions in the cost of materials and labor for injectors and syringes as well as reductions in fixed and variable manufacturing overhead expense. Manufacturing overhead totaled $1.67 million, $1.17 million and $981,000 in fiscal 1996, 1997 and 1998, respectively.

Research and development expense decreased from $1.9 million in fiscal 1996 to $1.6 million in fiscal 1997 and to $884,000 in fiscal 1998 (exclusive of acquired in-process research and development). Fiscal 1996 expenditures related entirely to work performed under the Schering and Hoffmann-La Roche agreements. Fiscal 1997 expenditures related to final design and transfer to manufacturing of the Schering device and additional development work on the Hoffmann-LaRoche system. Fiscal 1998 expenditures related to further development of the B4000 Self Injector and to pursuing regulatory clearance for the vial adapter product. See "Risk Factors - Governmental Regulation".

Selling, general and administrative expense totaled, $3.2 million in fiscal 1996 and 1997, and $3.5 million in fiscal 1998. During fiscal 1996 through 1998, sales and marketing expense remained constant at $1.6 million per year. General and administrative expense totaled $1.6 million in fiscal 1996 and 1997 and increased to $1.9 million in fiscal 1998 primarily due to consulting fees and certain travel expenditures.

As of September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development expenditures. Such expense relates to the blood glucose monitoring technology that has not yet established technological feasibility and at present has no alternate future uses. Accounting rules require that such costs be charged to expense as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next three to four years at an additional cost to the Company of at least $10 million, exclusive of additional milestone payments totaling $15.5 million to Elan.

Interest expense in fiscal 1998 relates to the $12.015 million debt due to Elan for the period from October 15, 1997 through March 2, 1998 when the note and accrued interest was converted to Series A and Series B convertible preferred stock.

Other income consists of earnings on available cash balances. Other income varied as a result of changes in cash balances and interest rates from year to year.

The reduction in net loss in fiscal 1998 resulting from minority interest allocations reflects the portion of the joint venture subsidiary loss allocable to Elan Corporation as a result of its 19.9% ownership in the subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues and more recently from sales of products. Net proceeds received upon issuance of securities from inception through March 31, 1998 totaled approximately $56.9 million.
The Company has no long-term debt.

Cash, cash equivalents and marketable  securities  totaled $2.1 million at March
31, 1997 and $1.9 million at March 31, 1998. The decrease resulted from operating losses and capital expenditures offset in part by net proceeds from a private placement of common stock and warrants in June and July 1997 and October 1997 and the issuance of Series A and B convertible preferred stock in March 1998.

Inventories increased from $1.7 million at March 31, 1997 to $1.9 million at March 31, 1998 due to the build-up of syringe inventories to support anticipated future product sales.

The Company has fixed commitments for facilities rent and equipment leases which total approximately $250,000 for fiscal 1999.

The Company expended approximately $1.6 million for capital equipment in fiscal 1997. Substantially all of these expenditures related to preparation of manufacturing for the Schering product launch. These assets continue to be carried at their cost on the Company's balance sheet because the product is suitable for other home injection applications which the Company is pursuing. The Company expended approximately $380,000 on capital equipment additions in fiscal 1998 approximately $270,000 of which related to Biojector 2000 units transferred from inventories to property and equipment to support the Company's flu season device rental program.

The Company has assessed the impact of the Year 2000 issue and has determined that costs to upgrade its information and operating systems are not expected to be material.

The Company believes that its current cash position, together with cash received from the exercise of warrants and stock options in April and May 1998, combined with revenues, other cash receipts, proceeds from issuance of the Company's Series C preferred stock and proceeds from the purchase by Elan of additional stock in JV Sub may not be sufficient to fund the Company's operations through the end of fiscal 1999. The Company has identified a number of potential financing sources and is pursuing them aggressively. See "Forward Looking Statements." Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing. The Company's independent accountants have qualified their opinion with respect to their audit of the Company's 1998 consolidated financial statements as the result of doubts concerning the Company's ability to continue as a going concern in the absence of sufficient additional financing.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets at March 31, 1998 and 1997

Consolidated Statements of Operations for the years ended
  March 31, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended
  March 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Supplementary Data (none required)

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Bioject Medical Technologies Inc:

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries, as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and, at March 31, 1998, has an accumulated deficit of $---- million that raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts that might result should the Company be unable to continue as a going concern.

/S/ ARTHUR ANDERSEN LLP

Portland, Oregon

April 30, 1998

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            March 31,
                                                       1998           1997
                                                   ------------    ----------

                    ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                       $1,900,839    $  2,116,478
   Accounts receivable, net of allowance for
     doubtful accounts of $83,000 and $27,500,
     respectively                                     153,721         311,856
   Inventories                                      1,891,970       1,706,456
   Other current assets                                75,292          45,222
                                                   ------------    -----------

       Total current assets                         4,021,822       4,180,012
                                                   ------------    -----------

PROPERTY AND EQUIPMENT, at cost:
   Machinery and equipment                          2,241,904       1,923,174
   Production molds                                 1,945,267       1,878,858
   Furniture and fixtures                             158,477         176,897
   Leasehold improvements                              94,115          80,447
                                                   ------------    -----------
                                                    4,439,763       4,059,376
   Less - accumulated depreciation                 (1,947,006)     (1,462,338)
                                                   ------------    -----------
                                                    2,492,757       2,597,038

OTHER ASSETS                                          463,031         310,981
                                                   ------------    ----------
                                                   $6,977,610    $  7,088,031
                                                   ============    ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                $  497,180   $     659,973
   Accrued payroll                                    218,424         213,130
   Other accrued liabilities                          277,122         199,384
   Deferred revenue                                    10,000         250,000
                                                    ------------    -----------
 Total current liabilities                          1,002,726       1,322,487
                                                    ------------    -----------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
   Preferred stock, 10,000,000 shares
     authorized; issued and outstanding
     Series A Convertible-692,694 shares,
       $15 stated value                             7,826,157               -
     Series B Convertible -134,333 shares,
       $15 stated value                             1,491,289               -
   Common stock, no par, 100,000,000 shares
     authorized; issued and outstanding 25,503,038
     and 19,540,413 shares at March 31, 1998 and
     1997, respectively                            47,557,297      40,035,736
   Accumulated deficit                            (50,899,859)    (34,270,192)
                                                   ------------    -----------
     Total shareholders' equity                     5,974,884       5,765,544
                                                   ------------    -----------
                                                   $6,977,610       7,088,031
                                                   ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Year Ended March 31,
                                         1998           1997         1996
                                     -----------     ----------    ----------

REVENUES:

  Net sales of products             $1,435,107      $1,269,882     $3,059,018
  Licensing/technology fees            500,000         965,500      1,150,000
                                     -----------    ----------    ----------
                                     1,935,107       2,235,382      4,209,018
                                     -----------    ----------    ----------

OPERATING EXPENSES:

   Manufacturing                       1,749,064     1,862,922      4,797,218
   Research and development              883,632     1,596,708      1,885,303
   Selling, general and administrative 3,524,615     3,177,228      3,168,618
   Acquired in-process research &
     development                      15,000,000             -              -
                                      ----------    ----------      ----------
   Total operating expenses           21,157,311     6,636,858      9,851,139
                                      ----------    ----------      ----------
   Operating loss                    (19,222,204)   (4,401,476)    (5,642,121)

   Interest expense                     (390,411)            -              -
   Other income                          109,983       105,149        211,049
                                      -----------   -----------    ----------

LOSS BEFORE TAXES                    (19,502,632)   (4,296,327)    (5,431,072)
PROVISION FOR INCOME TAXES                     -             -              -
                                      -----------   -----------   -----------

NET LOSS BEFORE MINORITY INTEREST     (19,502,632)  (4,296,327)    (5,431,072)

MINORITY INTEREST ALLOCATION            2,985,000            -              -
                                      ------------  -----------    ----------
NET LOSS                              (16,517,632)  (4,296,327)    (5,431,072)

PREFERRED STOCK DIVIDEND                  112,035            -              -
                                      -----------   -----------   -----------


NET LOSS ALLOCABLE
TO COMMON SHAREHOLDERS               $(16,629,667) $(4,296,327)   $(5,431,072)
                                      ===========   ===========   ============

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                         $      (0.72) $     (0.26)   $     (0.39)
                                      ============  ===========   ===========

SHARES USED IN PER SHARE CALCULATION   23,151,135   16,705,274     14,074,349
                                      ============  ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              PREFERRED STOCK              COMMON STOCK
                                             ----------------           -------------------   Accumulated
                                     Series A           Series B        Shares     Amount     Deficit         Total
                                     --------          ----------       -------   --------   ---------       --------
                                 Shares    Amount   Shares   Amount
                                 ------   -------   ------   ------     -------   --------   --------        --------
BALANCES, MARCH 31, 1995              -   $  -          -    $    -    13,259,074 $32,507,095 $(24,542,793)  $7,964,302
  Issuance of common stock in
    exchange for services             -      -          -         -        23,149      39,962            -       39,962

  Issuance of common stock
    and warrants in a private
    placement in November
    and December 1995                 -      -          -         -     2,303,009   3,454,101            -    3,454,101

  Net loss applicable
    to common shareholders            -      -          -         -             -           -   (5,431,072) (5,431,072)
                                 -------  -------   ------    ------  -----------  -----------   ----------  ----------
BALANCES, MARCH 31, 1996              -      -          -         -    15,585,232  36,001,158  (29,973,865)  6,027,293

  Issuance of common stock in
    exchange for services             -      -          -         -        33,298     159,350            -     159,350

  Issuance of common stock
    and warrants in a private
    placement in December 1996        -      -          -         -     3,434,493   2,163,000            -   2,163,000

  Issuance of stock to Schering AG
    in exchange for debt              -      -          -         -       487,390   1,712,228            -   1,712,228

  Net loss applicable to
    common shareholders               -      -          -         -             -           -   (4,296,327) (4,296,327)
                                 -------  -------    ------   -------  -----------  ----------  ----------- -----------
BALANCES, MARCH 31, 1997              -      -          -         -    19,540,413  40,035,736  (34,270,192)  5,765,544
Issuance of common stock in
   exchange for services              -      -          -         -        49,646      94,936            -      94,936

Issuance of common stock
   and warrants in a private
   placement in June and
   July 1997                          -      -          -         -     2,906,977   1,225,000            -   1,225,000

Issuance of common stock
   and warrants in a private
    placement in October 1997         -      -          -         -     2,727,273   2,800,000            -   2,800,000

Issuance of common stock pursuant
   to stock option exercises          -      -         -          -       136,098     154,869            -     154,869

Issuance of common stock under
   401(k) matching plan               -      -         -          -        42,631      31,006            -      31,006

Issuance of warrants in
   exchange for services              -      -         -          -             -      81,350            -      81,350

Issuance of common stock
   in acquisition of assets           -      -         -          -       100,000     134,400            -     134,400

Issuance of preferred stock
   in exchange for debt, net
   of expenses                692,694  10,220,411   134,333  1,985,000          -           -            -  12,205,411

Adjustment for inherent
   dividend                         -  (2,500,000)        -   (500,000)         -   3,000,000            -           -

Preferred stock dividend            -     105,746         -      6,289          -           -            -     112,035

Net loss applicable to
  common shareholders              -            -         -          -          -           -  (16,629,667)(16,629,667)
                             --------- ----------  --------- ---------- ----------- ---------  ------------ -----------
BALANCES, MARCH 31, 1998     692,694   $7,826,157   134,333  $1,491,289 25,503,038 $47,557,297 $(50,899,859) $5,974,884
                             ========= ==========  =========  ========= ========== ==========  ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended March 31,
                                          1998            1997          1996
                                      ------------    -----------   -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net loss applicable to
    common shareholders               $(16,629,667)   $(4,296,327)  $(5,431,072)
 Adjustments to net loss:
    Depreciation and amortization          514,668        443,700       520,714
    Contributed capital for services       207,292        159,350        39,962
    Acquired in-process R&D, net of
    minority interest                   12,015,000             -             -
    Preferred stock dividends              112,035             -             -
    Interest paid in preferred stock       390,411             -             -
    Net changes in assets
    and liabilities:
     Accounts receivable                   158,135        113,003       305,864
     Inventories                          (455,514)      (450,511)     (147,237)
     Other current assets                  (30,070)           492         6,435
     Accounts payable                     (162,793)       109,799      (257,704)
     Accrued payroll                         5,294         54,905       (92,512)
     Other accrued liabilities              77,738        (17,540)     (102,080)
     Deferred revenue                     (240,000)      (316,000)      410,000
                                         ---------      ----------   -----------
 Net Cash Used in Operating Activities  (4,037,471)    (4,199,129)   (4,747,630)
                                        -----------     ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities purchased                          -             -     (1,977,856)
   Securities sold                               -        993,056     4,974,268
   Property and equipment                 (110,387)    (1,617,052)     (597,100)
   Other assets                            (47,650)       (33,876)      (64,916)
   Acquisition of blood glucose
    monitoring technology              (15,000,000)            -             -
                                       ------------    -----------   -----------
Net Cash Provided By (Used In)
   Investing Activities                (15,158,037)      (657,872)    2,334,396
                                         ----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from common stock       4,179,869      2,163,000     3,454,101
   Borrowing from long-term debt
     subsequently converted to common stock      -      1,712,228            -
   Issuance of preferred stock          12,015,000
   Minority interest capital
   contribution to subsidiary            2,985,000
   Preferred stock issuance costs         (200,000)           -              -
                                         -----------    ----------   -----------
   Net Cash Provided by Financing
    Activities                          18,979,869      3,875,228     3,454,101
                                         ---------     ----------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash
     and cash equivalents                 (215,639)      (981,773)    1,040,867
   Cash and cash equivalents at
     beginning of year                   2,116,478      3,098,251     2,057,384
                                         ---------     ----------    -----------
     Cash and cash equivalents at
     end of year                        $1,900,839     $2,116,478    $3,098,251
                                        ==========     ==========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                $      -       $      -       $     -

   Cash paid for income taxes                   -              -             -

   Purchase of goodwill for stock         134,400              -             -
                                          -------         --------     -------

                                         $134,400       $      -       $     -
                                         ========       ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY:

The consolidated financial statements of Bioject Medical Technologies Inc. (the "Company" or "Bioject"), include the accounts of Bioject Medical Technologies Inc. ("BMT"), an Oregon Corporation, and its wholly owned subsidiary, Bioject Inc., an Oregon Corporation ("BI"), and its 80.1% owned subsidiary, Bioject JV Subsidiary Inc. ("JV"), an Oregon corporation. All significant intercompany transactions have been eliminated. Although Bioject Inc. commenced operations in 1985, the Company was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company of Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Bioject JV Subsidiary Inc. was formed in October 1997 in connection with a joint venture arrangement with Elan Corporation, plc ("Elan"). All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered jet injection system. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non-needle disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. On September 30, 1997, the Company entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology which the Company licensed from Elan (see Note 2 regarding "Accounting Policies-Research and Development and Licensing/Technology Revenues"). Such technology is also subject to government regulation in the U.S. by the FDA and abroad by various agencies.

Since its inception the Company has incurred operating losses and at March 31, 1998 has an accumulated deficit of approximately $51 million. The Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and more recently from sales of the Biojector 2000 system and Biojector syringes to public health clinics, flu immunization clinics and physicians offices. Future revenues will depend upon acceptance and use by healthcare providers of the Company's jet injection technology and successful development, regulatory clearance and market acceptance of its blood glucose monitoring technology. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

The Company's revenues to date have not been sufficient to cover operating expenses. However, the Company believes that if its products achieve market acceptance and the volume of sales increase, and its product costs are reduced, its cost of goods as a percentage of sales will decrease and eventually the Company will generate net income. The level of sales required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain efficiencies that can be attained through volume and automated manufacturing, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will be able to successfully implement further manufacturing cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increase in its costs should they occur.

The Company believes that its current cash position, combined with revenues, other cash receipts, proceeds from the exercise of stock warrants and options, proceeds from the issuance of the Company's Series C preferred stock and proceeds from the purchase by Elan of additional stock in JV, may not be sufficient to fund the Company's operations through the end of fiscal 1999. The Company has identified a number of potential financing sources and is pursuing them aggressively. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts that might result should the Company be unable to continue as a going concern.

2.     ACCOUNTING POLICIES:

CASH EQUIVALENTS
The Company considers cash equivalents to consist of short-term, highly liquid investments with an original maturity of less than three months.

SECURITIES AVAILABLE FOR SALE
The Company accounts for its investments in marketable securities in accordance with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as securities available for sale. There were no significant realized gains or losses in fiscal 1998, 1997, and 1996.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:


                                           March 31,
                                  1998                  1997
                                ----------            ----------

  Raw Materials                 $  754,715          $  815,868
  Work in Process                    9,763               9,763
  Finished Goods                 1,127,492             880,825
                               -----------           ----------
                                $1,891,970          $1,706,456
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

Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

Included in machinery and equipment and production molds are molds, tooling and production fixtures constructed or acquired by the Company under a supply agreement with Schering AG for the manufacture and sale of a needle-free self-injection system. The construction of these assets commenced in May and June 1996 and continued until January 1997 when they were ready for their intended use. Schering loaned the Company $1.6 million to fund acquisition of the assets, and therefore, in accordance with SFAS 34, the Company has capitalized $106,000 of interest incurred on this debt.

OTHER ASSETS
Other assets include costs incurred for the application of patents, totaling $503,344 and $455,694 at March 31, 1998 and 1997, respectively. These costs are amortized on a straight-line basis over 17 years. Accumulated amortization totaled $174,713 and $144,713 at March 31, 1998 and 1997, respectively. Amortization expense for the years ended March 31, 1998, 1997 and 1996 totaled $30,000, $30,000, and $20,000 respectively.

Also included in other assets is the cost of assets acquired from Vitajet Corporation in a stock for assets exchange. In March 1998 the Company paid 100,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition and is being amortized over 15 years. In addition to shares already paid, the Company is obligated to issue 60,000 shares of its common stock each year in each of the three years, subsequent to the acquisition if certain development milestones are met. Up to an additional 90,000 shares is also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet


ACCOUNTING FOR LONG-LIVED ASSETS
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"(SFAS 121), which requires the Company to review for impairment of its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 became effective for the Company's year ended March 31, 1997. The Company continues to study the implications of SFAS 121 and, based on its evaluation, does not believe that an adjustment to the carrying value of its long-lived assets is necessary.

REVENUE RECOGNITION FOR PRODUCT SALES
The Company records revenue from sales of its products upon shipment. In fiscal 1998, 1997 and 1996, sales to one customer (different for each period presented) accounted for 12%, 17% and 75%, respectively, of net sales of products. At March 31, 1998, 1997 and 1996 accounts receivable from one customer (different for each period presented) accounted for 19%, 62%, and 67%, respectively, of total accounts receivable.

RESEARCH AND DEVELOPMENT AND LICENSING/TECHNOLOGY REVENUES Licensing fees are recognized as revenue when due and payable. All licensing fee arrangements have been on a non-refundable basis and impose no future performance requirements or other obligations on the Company. Product development revenue is deferred upon receipt and is recognized as revenue as qualifying expenditures are incurred. Expenditures for research and development are charged to expense as incurred.

SCHERING AG. In March 1994, the Company entered into a joint development agreement with Schering AG, a major pharmaceutical manufacturer, for the development of an application-specific self injection system (the "Self-Injector"). Under terms of the agreement, the Company received a $500,000 licensing fee in April 1994 and received partial funding of product development expenses on an agreed schedule. In fiscal 1995, the Company received a total of $1.1 million from Schering, consisting of $500,000 in licensing fees, which were recognized as revenue during fiscal 1995, and $600,000 of Phase I product development revenues, $444,000 of which were recognized as revenue in fiscal 1995. In fiscal 1996, the Company received an additional $660,000 and a total of $751,000 was recognized as revenue. In fiscal 1997, the Company received final product development payments totaling $349,500 and recognized revenue of $414,500. During fiscal 1997, the Company entered into a supply agreement with Schering and commenced activities related to preparing for production of the Self Injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling to produce the product. In January 1997, the Company received notice that its contract with Schering would be cancelled. Under provisions of the contract, Schering had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering received a review letter from the FDA which would have required Schering to conduct additional material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron (R) product. Under terms of the contract, Schering was required to convert its $1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, $106,000 of accrued interest was converted into approximately 27,000 shares of Bioject common stock at a conversion price of $3.50 per share. Additionally, Schering was obligated to pay Bioject for the cost of product ordered through the date of cancellation of the contract.

HOFFMANN-LA ROCHE. In January 1995, the Company entered into a joint development agreement with Hoffmann-La Roche, a major pharmaceutical manufacturer, for the development of application specific-products. The Company received a licensing fee totaling $500,000 which was recognized as revenue in fiscal 1995. The Company is also receiving specified product development fees on an agreed schedule. In fiscal 1996, the Company received $900,000, of which $399,000 was recognized as revenue. In fiscal 1997, the Company received $250,000 in product development fees and recognized revenue of $501,000. In fiscal 1998, the Company received $250,000 in product development fees and recognized revenues of $500,000.

ELAN CORPORATION. On September 30, 1997, the Company signed a binding letter agreement (the "Agreement") with Elan Corporation, plc ("Elan") the goals of which included the development and commercialization of Elan's blood glucose monitoring technology and a collaborative arrangement to further develop the Company's jet injection technology. Among various terms, all of which were determined in arms-length negotiation, the Agreement provides for:

-    Investment  by Elan of $3 million in Bioject in exchange for  approximately
     2.7 million shares of common stock and a five year warrant to purchase 1.75 million shares of common stock at $2.50 per share.

- Formation of JV which is owned 80.1% by Bioject and 19.9% by Elan to further develop and commercialize the blood glucose monitoring technology.

- Payment of a $15 million up front fee and future milestone payments totaling $15.5 million and royalties on net sales in exchange for North American rights to Elan's blood glucose monitoring technology.

- The loan of $12.015 million to Bioject on a long-term promissory note bearing interest at 9% per annum through December 31, 1997 and 12% thereafter for the purpose of Bioject's investment in the new subsidiary's common stock.

-    The investment by Elan of $2.985 million in JV's common stock.

- The commitment by Elan to further develop the blood glucose monitoring technology until the earlier of human clinical trials, March 31, 1998 or $2.5 million is expended by Elan.

- The submission to Bioject's shareholders of a proposal to approve the exchange of the long-term promissory note for $10 million plus accrued interest for the Company's Series A Convertible Preferred Stock and $2.015 million for Series B Convertible Preferred Stock, with the Series A Convertible Preferred Stock accruing dividends at the rate of 9% per annum (compounded semi-annually) and the Series B Convertible Preferred Stock accruing no mandatory dividends.

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

- The agreement by Elan to provide a grant of $500,000 toward development of Bioject's jet injection technology in a pre-filled application.

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

On February 20, 1998, the Company's shareholders approved the exchange of the long-term promissory note plus accrued interest for Series A and Series B Convertible Preferred Stock and the issuance to Elan of Series C Convertible Preferred Stock or other similar convertible preferred stock to fund JV development work. Accordingly, on March 2, 1998, a total of 692,694 shares of Series A Convertible Preferred Stock and 134,333 shares of Series B Convertible Preferred Stock were issued to Elan and the promissory note was cancelled.

The Company believes that the license is likely to run for most of the useful life of the products that may be commercialized under it. The license itself is contingent, on a country-by-country basis, on JV's diligently seeking and obtaining regulatory marketing clearance for licensed products and on JV's timely commercial launch of the licensed products in countries where such clearance has been obtained. In addition, in the event that a significant percentage of JV's equity is acquired by any one of a number of specified companies identified by Elan as actual or potential competitors, or any other entity to which Elan does not consent (which consent shall not be unreasonably withheld in the case of such other, unspecified companies), the license may be immediately terminated at the option of Elan.

As of September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development expenditures. Such expense relates to the blood glucose monitoring technology that has not yet established technological feasibility and at present has no alternate future uses. Accounting rules require that such costs be charged to expense as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next three to four years at an additional cost to the Company of at least $10 million, exclusive of additional milestone payments totaling $15.5 million due to Elan.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. At March 31, 1998, the Company had total deferred tax assets of approximately $20 million, consisting principally of available net operating loss carryforwards. No benefit for these operating losses has been reflected in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. Total deferred tax liabilities were insignificant as of March 31, 1998.

As of March 31, 1998, BMT has net operating loss carryforwards of approximately $668,000 available to reduce future federal taxable income, which expire in 2008 through 2013. BI has net operating loss carryforwards of approximately $38.9 million available to reduce future federal taxable income, which expire in 2001 through 2013. JV has net operating loss carryforwards of approximately $12.6 million available to reduce future federal taxable income, which expire in 2013. Approximately $3.0 million of BI's carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of BI's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from capitalization of certain start-up costs and deductions related to the exercise of stock options for income tax purposes.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' expenses to conform to the current year's presentation.

NET LOSS PER SHARE

Beginning with Fiscal 1998, basic earnings per shares (EPS) and diluted EPS are computed using the methods required by Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic EPS is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128. For the periods presented, the Company has been in a loss position and, accordingly there is no difference between basic EPS and diluted EPS since the common stock equivalents and the effect of convertible preferred stock under the "if-converted" method would be antidilutive. All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirement:

                                           Year ended March 31,
                                   1998            1997          1996

Net loss                       ($16,629,667)   ($4,296,327)  ($5,431,072)
Weighted average number
of shares of common stock and
common stock equivalents
outstanding:
  Weighted average number of
  common shares outstanding
  for computing basic earnings
  per share                      23,151,135     16,705,274    14,074,349

  Dilutive effect of warrants
  and stock options after
  applications of the
  treasury stock method              *              *              *
                                 ----------     -----------   -----------
  Weighted average number of
  common shares outstanding
  for computing diluted earnings
  per share                     23,151,135      16,705,274    14,074,349
                                ==========      ==========    ==========
  Net loss per share -
  basic and diluted                ($0.72)         ($0.26)        ($0.39)
                                 ==========     ==========     ==========

*The following common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

Year ended March 31,               1998             1997         1996

  Warrants and stock options    11,578,490       7,962,146     4,139,034
  Convertible preferred stock    8,270,270
                                -----------     -----------   -----------
                                19,848,760       7,962,146     4,139,034
                                ==========       =========     =========

3.  SEGMENT INFORMATION

The Company has adopted the segment reporting requirements of SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. At present, the Company has two reportable segments which offer different products and are managed separately because each business requires different technology and marketing strategies. The following sets forth the unaudited results of operations of the Company for its two segments of operations - jet injection technology and blood glucose monitoring technology (in thousands):

                                 Jet Injection    Blood glucose Monitoring
                                   Year Ended              Year ended
                                    March 31,                March 31,
                                 -------------          ----------------
                                  1998   1997           1998       1997
                                 -----   -----         -----       -----

   REVENUES                    $1,935  $2,235           $    -   $   -

   EXPENSES:
     Manufacturing              1,749   1,863                -       -
     R&D                          884   1,596                -       -
     Selling, general
      & administrative         3,427    3,177               97       -
     Acquired in-process R&D       -       -            15,000       -
                                ----   -----          ---------   -----
                               6,060    6,636           15,097       -
                               -----   -----          ---------   ------
     Operating loss           (4,125)  (4,401)         (15,097)      -
     Interest expense           (390)      -                -        -
     Other income                109      105               -        -
                               ------  -----           --------   ------
                              (4,406)  (4,296)         (15,097)      -
   MINORITY
     INTEREST ALLOCATION           -       -             2,985       -
                               ------- -------         -------    ------
   NET LOSS                   (4,406)  (4,296)         (12,112)      -

LESS - PREFERRED STOCK
  DIVIDENDS                     (112)      -                -        -
                               -------  -------        -------   --------
NET LOSS ALLOCABLE TO
 COMMON SHAREHOLDERS         $(4,518)  $(4,296)       $(12,112)  $   -
                              ========  =======        ========  ========


At March 31, 1998, no significant assets exist related to the blood glucose monitoring technology other than the acquired in-process research and development which, as discussed in Note 2 above, was required to be written off at acquisition. Accordingly, the accompanying consolidated balance sheets effectively represent the assets of the jet injection business segment. In the future, certain proceeds from the sale of equity or issuance of debt by JV may be restricted to JV operations only. To the extent that they meet certain reporting requirements, the separate assets, liabilities and equity of the parent and its subsidiary will be appropriately disclosed.


4.     401(K) RETIREMENT BENEFIT PLAN:

The Company has a 401(k) Retirement Benefit Plan for its employees. All Employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under provisions of the Internal Revenue Code Section 401(k) and regulations thereunder. Effective January 1, 1996, the Company amended the plan to provide for voluntary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be either in cash or Company common stock. For calendar 1996, the Company agreed to match 25% of employee contributions up to 6% of salary with Company stock. For calendar 1997 and 1998, the Company agreed to match 37.5% of employee contributions up to 6% of salary with Company stock. In fiscal 1998, 1997 and 1996, the Company recorded an expense of $21,755, $25,000 and $4,800, respectively, related to voluntary employer matches under the 401(k) Plan. The Board of Directors has reserved up to 100,000 shares of common stock for these voluntary employer matches of which 42,631 shares have been issued and 30,470 shares have been committed through March 31, 1998.

5.     SHAREHOLDERS' EQUITY:

PREFERRED STOCK

The Company has authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors. During fiscal 1998, as described in note 2 regarding the Elan transactions, the Company borrowed $12.015 million from Elan for the purpose of investing such funds in JV. On February 20, 1998, the Company's shareholders approved the exchange of this debt, plus accrued interest, for Series A and Series B convertible preferred stock and approved the future issuance of Series C Convertible Preferred Stock. At March 31, 1998, the Company had preferred stock authorized and outstanding as follows:

Series A Convertible Preferred Stock. Series A preferred stock accumulates dividends at 9% per annum, compounded semi-annually, payable in additional Series A Convertible Preferred Stock. Each original share may be converted at the holder's election into 10 shares of common stock and may be redeemed at the Company's election on the third, fourth and fifth anniversaries of issuance if the Company's common stock is greater than or equal to $2.25 per share by the payment to the holder of an amount equal to the original issuance price plus accumulated dividends thereon. If not earlier converted or redeemed, the original issuance price of the Series A Convertible Stock plus accumulated dividends thereon must be converted into common stock of the Company on October 15, 2004 at the lesser of $1.50 or 80% of the average of the closing prices of common stock for the ten trading days ending on October 13, 2004. The Series A Convertible Preferred Stock has preference in liquidation to the common stock of the Company. A total of 692,694 shares with an original issuance value of $15.00 per share has been issued.

Series B Convertible Preferred Stock. Series B preferred stock has all of the rights and preferences of the Series A Convertible Preferred Stock including optional conversion, optional redemption and mandatory conversion except that it bears no mandatory dividend but participates in dividends pro rata with the common shareholders. A total of 134,333 shares of Series B Convertible Preferred Stock with an original issuance value of $15.00 per share have been issued.

Series C Convertible Stock. Series C preferred stock has all of the rights and preferences of the Series A Convertible Preferred Stock including optional conversion, optional redemption and mandatory conversion except that it bears no mandatory dividend but participates in dividends pro rata with the common shareholders. Its original issuance price will be equal to market value, if and when such shares are issued. Proceeds are restricted for use in the JV. There are no shares issued and outstanding at March 31, 1998.

Inherent dividend. As described above, under certain conditions the Series A and Series B Convertible Preferred Stock is convertible into common stock of the Company at a price which represents a 20% discount to its par value of $15.00 per share. The value of this inherent dividend has been recorded as a discount to preferred stock and an increase to common stock totaling $3 million and is being accreted as additional preferred stock dividends on a straight-line basis from March 2, 1998 until mandatory conversion on October 15, 2004.

COMMON STOCK

Holders of common stock are entitled to one vote for each share of record held on all matters to be voted on by shareholders. No shares have been issued subject to assessment, and there are no preemptive or conversion rights and no provision for redemption, purchase or cancellation, surrender or sinking or purchase funds. Holders of common stock are not entitled to cumulate their shares in the election of directors. A total of 100,000 shares of common stock have been reserved by the Board of Directors for issuance to 401(k) plan participants (see note 4) of which 42,631 shares have been issued and 30,470 shares are committed to be issued through March 31, 1998.

STOCK OPTIONS

Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the "Plan"), which was approved by the Company's shareholders on November 20, 1992 and adopted by the Board effective December 17, 1992. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company's common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. As amended in fiscal 1995, a total of up to 3,000,000 shares of the Company's common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. Options outstanding at March 31, 1998 expire through April 2006.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has elected to continue to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. However, as prescribed by SFAS 123 the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 1998, 1997 and 1996 using the Black-Scholes option- pricing model and the following weighted average assumptions:

                                        Year ended March 31,
                                    1998       1997       1996
                                   ------     ------     ------
  Risk-free interest rate            6%         6%          6%
  Expected dividend yield            0%         0%          0%
  Expected life                    1.5 yrs.  1.5 yrs.    1.5 yrs.
  Expected volatility                78%        47%         47%

The total value of options granted during fiscal 1998, 1997 and 1996 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts (in thousands of $):

                                      Year ended March 31,
                                    1998      1997      1996
                                   ------    ------    ------
Net loss:
  As reported                    $(16,630)  $(4,296)  $(5,431)
  Pro forma                      $(16,969)  $(4,480)  $(5,541)
Net loss per share:
  As reported                     $(0.72)   $(0.26)   $(0.39)
  Pro forma                       $(0.73)   $(0.27)   $(0.39)

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

Stock option activity is summarized as follows:

                                                    Exercise
                                      Shares          Price         Amount
                                     ---------     ------------   ----------

Balances - March 31, 1995            1,543,650     $2.60 - 5.00   $5,906,967
Options granted                      1,316,439      1.25 - 4.50    3,129,177
Options exercised                            -                -            -
Options canceled or expired         (1,161,150)     2.34 - 5.00   (4,302,332)
                                     ----------     ------------  -----------
Balances - March 31, 1996            1,698,939      1.25 - 4.50    4,733,812
Options granted                        705,525      1.00 - 1.30      830,006
Options exercised                            -
Options canceled or expired           (472,906)     1.00 - 4.00     (809,880)
                                     ----------     ------------  -----------
Balances March 31, 1997              1,931,558      1.00 - 4.50    4,753,938

                                                   Exercise
                                      Shares          Price         Amount
                                     ---------     ------------   ----------

Options granted                      2,086,642      .625 - 1.25    1,506,818
Options exercised                     (136,098)      .75 - 1.31     (154,869)
Options canceled or expired         (1,567,179)     1.00 - 4.88   (4,179,757)
                                     ----------     ------------  -----------

Balances - March 31, 1998            2,314,923     $.625 - 4.88   $1,926,130
                                     ==========     ============  ===========

The following table sets forth as of March 31, 1998 the number of shares outstanding, exercise price, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE


   Exercise    Outstanding  Weighted Average  Weighted  Exercisable  Weighted
    Price        shares       Remaining        Average   Options      Average
               at 3/31/98     Contractual      Exercise               Exercise
                              Life(Years)       Price                  Price
------------  -----------     -----------      --------   ---------    --------

$0.625 - 0.99   1,946,140         5.21           $0.71      989,910      $0.73
 1.00  - 1.25     289,583         2.48            1.12      251,748       1.12
 1.26  - 3.75      44,200         3.71            1.49       24,565       1.45
 3.76  - 4.09      35,000         2.00            4.09       35,000       4.09


WARRANTS
Warrant activity is summarized as follows:

                                                   Exercise
                                      Shares         Price       Amount
                                     ---------    ------------  ----------

Balances - March 31, 1995                   -     $         -   $       -
Warrants issued in a private
 placement expiring Nov. 2000       1,864,343     1.97 - 2.00     3,724,401
Warrants issued in a private
 placement expiring Feb. 1998         575,752            2.00     1,151,505
Warrants exercised                          -               -             -
Warrants canceled or expired                -               -             -
                                     ---------    ------------    ----------
Balances - March 31, 1996           2,440,095     1.97 - 2.00     4,875,906

Warrants issued in a private
 placement expiring Dec. 2001       3,590,493      .82 - 1.00     3,562,413
Warrants exercised                          -               -             -
Warrants canceled or expired                -               -             -
                                    ---------    ------------    ----------
Balances - March 31, 1997           6,030,588      .82 - 2.00     8,438,319


Warrants issued in a private
 placement expiring June 2002       1,478,488      .50 -  .71     1,044,476
Warrants issued in a private
 placement expiring Sep. 2002         450,000      .85 - 1.10       450,000
Warrants issued in a private
 placement expiring Oct. 2002       1,750,000            2.50     4,375,000
Warrants issued for services
  expiring September 2002             130,243            1.10       143,267
Warrants exercised                          -               -             -
Warrants canceled or expired         (575,752)           2.00    (1,151,505)
                                     ---------    ------------    ----------
Balances - March 31, 1998           9,263,567    $ .50 - 2.50   $13,299,557
                                     =========    ============   ==========

Warrants issued for services are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation," and accordingly, an expense totaling $81,350 has been recorded in the financial statements for the year ended March 31, 1998. All other warrants have been issued in connection with equity transactions. Subsequent to year end, the warrants issued in a private placement which would have expired in June 2002 were exercised in exchange for the Company's commitment to issue 147,850 new warrants with an expiration date of March 2003 and as an exercise price of $1.348 per share.

6.     COMMITMENTS:

Leases. BI has operating leases for its manufacturing, sales and administrative facilities and warehouse facilities with options to renew for an additional five-year term upon expiration. BI also leases office equipment under operating leases for periods up to five years. At March 31, 1998, future minimum payments under noncancellable operating leases with terms in excess of one year are as follows:

Year Ending March 31,                    Facilities         Equipment
                                         ----------         ---------

       1999                             $ 202,308           $ 29,250
       2000                               203,058              9,132
       2001                               216,888              9,132
       2002                               204,048              9,132
                                           95,424              5,347
       Thereafter

Lease expense for the years ended March 31, 1998, 1997 and 1996 totaled $255,000, $283,000 and $221,000 respectively.

7. RELATED PARTY TRANSACTION:

On October 22, 1997, Robert Gonnelli was elected Chairman of Bioject's joint venture subsidiary Board of Directors. From October 1997 through April 1998 he received no fees for such services but will participate in any future subsidiary director compensation programs including any subsidiary stock incentive plans. Effective May 1, 1998, Mr. Gonnelli became interim president of JV and will receive compensation totaling $15,000 per month.

In addition to his position on the JV Board, Mr. Gonnelli serves as a consultant to the Company for which he received monthly consulting fees of $8,500 per month, aggregating to $50,500, in fiscal 1998. He was also issued 350,000 five year warrants in connection with the private placement completed with Elan and 130,243 warrants for his services related to investor relations and sales consulting. In fiscal 1999, in addition to his monthly fees through April 30, 1998, the Company has committed to issue up 100,000 warrants for his investor relations and sales consulting services.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on September 10, 1998(the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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


Exhibit
Number     Exhibit Description
-------    -----------------------------------------------------------------

3.1       Articles  of  Incorporation  of  Bioject  Medical   Technologies  Inc.
          incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended January 31, 1993.

3.1.1 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company incorporation by reference to the Same exhibit number of the Company's Form 8-K filed March 6, 1998.

3.2 Amended and Restated By-laws of Bioject Medical Technologies Inc. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended September 30, 1994.

4.3* Bioject Medical Technologies Inc. 1992 Stock Incentive Plan, as amended through April 3, 1997. Incorporated by reference to the same exhibit number of the Company's From 10-Q for the year ended December 31, 1997.

10.4 Lease Agreement dated March 21, 1989 between Spieker-Hosford-Eddy-Souther #174, Limited Partnership and Bioject Inc. for the Portland, Oregon facility incorporated by reference to the same exhibit number of Company's Form 10-K for the year ended January 31, 1989.

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

10.36     Form of Series "F" Common Stock Purchase Warrant.

10.37     Form of Series "G" Common Stock Purchase Warrant.

10.38 Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement. Incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended March 31, 1997.

10.39 Agreement between Elan Corporation, plc, Elan International Services, Ltd. and Bioject Medical Technologies, Inc. dated September 30, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed October 3, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

10.40 License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K/A filed January 22, 1998. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

10.40.1 Amendment to License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.41 Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997.

10.41.1 Amendment to Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997 incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.42 Bioject Medical Technologies Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed October 31, 1997.

10.43 Series K Warrant to Purchase Shares of Common Stock dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed October 31, 1997.

10.44 Promissory Note dated October 15, 1997 in favor of Elan International Services, Ltd. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.45 Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by Reference to the same exhibit number of the Company's Form 8-K/A filed January 22, 1998.

10.45.1 Amendment to Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.46 Bioject JV Subsidiary Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed November 3, 1997.

10.47     Form of Series "H" Common Stock Purchase Warrant.

10.48     Form of Series "I" Common Stock Purchase Warrant.

10.49     Form of Series "J" Common Stock Purchase Warrant.

10.50     Form of Series "L" Common Stock Purchase Warrant.

10.51     Form of Series "M" Common Stock Purchase Warrant.

10.52     Form of Series "N" Common Stock Purchase Warrant.

10.53 Asset Purchase Agreement among Bioject Medical Technologies, Inc. Vitajet Corporation and Serio Landau and Mara C. Landau dated March 23, 1998.

10.54* Executive Employment Agreement dated April 17, 1998 between Bioject Medical Technologies Inc., Bioject Inc., and Michael A. Temple.

10.55 Form of Termination Agreement between Bioject Technolgies, Inc. and Peggy Miller.

10.56 Form of Massachussetts Biotechnology Research Park, Three Biotech Park, Space Lease dated April 20, 1998.

10.57     Amendment to Massachusetts Biotechnology Research Park Space Lease.

10.58     Restated 1992 Stock Incentive Plan

21        List of Subsidiaries

23        Consent of Independent Public Accountants

27        Financial Data Schedule


(b) Forms 8K filed since last report:

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

          Form 8-K filed on March 6, 1998 regarding results of Special Meeting Of Shareholders held on February 20, 1998.

          Form 8-K filed on March 27, 1998 for the purpose of filing as an exhibit the press release announcing the resignation of the Chief Financial Officer.

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

SIGNATURE                              TITLE

/S/ JAMES C. O'SHEA                    Chairman of the Board, President
James C. O'Shea                        and Chief Executive
Officer

/S/ MICHAEL A. TEMPLE                  Vice President, Chief Financial
Michael A. Temple                      Officer and Secretary/Treasurer

/s/ DAVID H. DE WEESE                  Director
David H. de Weese

/S/ GRACE K. FEY                       Director
Grace K. Fey

/S/ WILLIAM A. GOUVEIA                 Director
William A. Gouveia

/S/ ERIC T. HERFINDAL                  Director
Eric T. Herfindal

/S/ RICHARD PLESTINA                   Director
Richard Plestina

/S/ JOHN RUEDY, M.D.                   Director
John Ruedy, M.D.

                                       Director
Michael Sember

   INDEX TO EXHIBITS


Exhibit
Number     Exhibit Description
-------    -----------------------------------------------------------------

3.1       Articles  of  Incorporation  of  Bioject  Medical   Technologies  Inc.
          incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended January 31, 1993.

3.1.1 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company incorporation by reference to the Same exhibit number of the Company's Form 8-K filed March 6, 1998.

3.2 Amended and Restated By-laws of Bioject Medical Technologies Inc. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended September 30, 1994.

4.3* Bioject Medical Technologies Inc. 1992 Stock Incentive Plan, as amended through April 3, 1997. Incorporated by reference to the same exhibit number of the Company's From 10-Q for the year ended December 31, 1997.

10.4 Lease Agreement dated March 21, 1989 between Spieker-Hosford-Eddy-Souther #174, Limited Partnership and Bioject Inc. for the Portland, Oregon facility incorporated by reference to the same exhibit number of Company's Form 10-K for the year ended January 31, 1989.

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

10.36     Form of Series "F" Common Stock Purchase Warrant.

10.37     Form of Series "G" Common Stock Purchase Warrant.

10.38 Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement. Incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended March 31, 1997.

10.39 Agreement between Elan Corporation, plc, Elan International Services, Ltd. and Bioject Medical Technologies, Inc. dated September 30, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed October 3, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

10.40 License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K/A filed January 22, 1998. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

10.40.1 Amendment to License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.41 Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997.

10.41.1 Amendment to Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997 incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.42 Bioject Medical Technologies Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed October 31, 1997.

10.43 Series K Warrant to Purchase Shares of Common Stock dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed October 31, 1997.

10.44 Promissory Note dated October 15, 1997 in favor of Elan International Services, Ltd. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.45 Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by Reference to the same exhibit number of the Company's Form 8-K/A filed January 22, 1998.

10.45.1 Amendment to Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the same exhibit number of the Company's Form 8-K filed on November 3, 1997.

10.46 Bioject JV Subsidiary Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the same exhibit number of the Company's Form 8-K filed November 3, 1997.

10.47     Form of Series "H" Common Stock Purchase Warrant.

10.48     Form of Series "I" Common Stock Purchase Warrant.

10.49     Form of Series "J" Common Stock Purchase Warrant.

10.50     Form of Series "L" Common Stock Purchase Warrant.

10.51     Form of Series "M" Common Stock Purchase Warrant.

10.52     Form of Series "N" Common Stock Purchase Warrant.

10.53 Asset Purchase Agreement among Bioject Medical Technologies, Inc. Vitajet Corporation and Serio Landau and Mara C. Landau dated March 23, 1998.

10.54* Executive Employment Agreement dated April 17, 1998 between Bioject Medical Technologies Inc., Bioject Inc., and Michael A. Temple.

10.55* Form of Termination Agreement between Bioject Technolgies, Inc. and Peggy Miller.

10.56 Form of Massachussetts Biotechnology Research Park, Three Biotech Park, Space Lease dated April 20, 1998.

10.57     Amendment to Massachusetts Biotechnology Research Park Space Lease.

10.58     Restated 1992 Stock Incentive Plan

21        List of Subsidiaries

23        Consent of Independent Public Accountants

27        Financial Data Schedule