Form 10-K/A
period 1998-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-08-06
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark one)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1998 Annual Shareholders' Meeting are incorporated by reference into Part III.

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

GENERAL

Bioject Medical Technologies Inc. ("Bioject" or the "Company") develops, manufactures and markets a jet injection system for needle-free drug delivery. Using this technology to administer injections virtually eliminates the risk of contaminated needlestick injuries and resulting blood-borne pathogen transmission, a major concern throughout the healthcare industry. The Company manufactures and markets a professional jet injection system, the Biojector(R) 2000, which allows healthcare professionals to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. The Biojector 2000 system consists of two components: a hand-held, reusable jet-injector (the "Biojector 2000"); and a sterile, single-use disposable syringe ("Biojector syringe"). The system is capable of delivering variable-dose needle-free injections up to 1 ml. Additionally, the Company has developed and is awaiting regulatory clearance to begin selling the B4000 jet-injection system for self-delivery of various medications up to 1 ml. for use by non-professionals. The Company is also developing systems for Hoffmann-La Roche to use with certain of their products pursuant to an agreement signed January 10, 1995. On March 23, 1998 the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered self-injection device which currently has regulatory clearance for administering injections of insulin. See "Research and Product Development." In October 1997, the Company entered into a joint development agreement with Elan Corporation, plc ("Elan") for the license of certain blood glucose monitoring technology from Elan and the development and commercialization of that technology by a newly formed subsidiary of the Company. See "See Research and Product Development." Subsequent to year end, in July 1998, the Company entered into an agreement with Merck & Co. ("Merck") which provides Merck the rights to use the Biojector 2000 jet injection system with selected Merck vaccines. Also subsequent to year end, in July 1998, the Company and GeneMedicine, Inc. ("GeneMedicine") entered into a collaborative research agreement involving GeneMedicine's technology and the Company's needle-free injection technology. See "See Research and Product Development." The Company intends to operate as two distinct business segments: the jet-injection business and the blood glucose monitoring business.

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

The Company's long-term goal is to establish its needle-free injection systems as the preferred drug delivery method for all medications administered by intramuscular or subcutaneous injection. The Company currently markets the Biojector 2000 system to public health and flu immunization clinics, has developed and is awaiting regulatory clearance of a gas-powered self-injection device for the delivery of various medications by non-professionals in the home and is developing application-specific devices to be marketed by Hoffman-LaRoche. In a transaction with Vitajet Corporation, the Company has acquired the Vitajet spring-powered self-injection system. In addition, subsequent to year end, the Company entered into two agreements: i) one with Merck & Co. which provides Merck the rights to use the Biojector 2000 jet injection system with selected Merck vaccines; and ii) another with GeneMedicine, Inc. which is a collaborative research agreement involving GeneMedicine's technology and the Company's needle-free injection technology. See "Research and Product Development." The Company is also seeking relationships with pharmaceutical and biotechnology companies to market its Biojector 2000 and self injector products for specific applications and to develop other application-specific devices and companion syringes.

Blood Glucose Monitoring Business.

Diabetes mellitus is a disorder of carbohydrate metabolism that affects an estimated 16.5 million Americans and 125 million people worldwide, half of whom remain undiagnosed. Insulin facilitates the uptake of circulating blood glucose into tissues, a fundamental process of metabolism. A lack of, or resistance to the hormone insulin characterizes the disease. Incidence of the disease, which can originate from many factors, is rising, particularly in developing countries as non-Caucasian populations begin to adopt western diet and culture.

Type I diabetics are individuals dependent on external administration of insulin who must frequently measure their blood glucose level and, depending on the results, administer injections of insulin or consume a carbohydrate-rich snack. Fluctuation of a person's blood glucose level outside a normal range, which may occur in the time interval between measurements, frequently causes serious health complications and even death. Using currently available blood glucose monitoring systems to check their blood glucose level, diabetic patients must lance their finger with a disposable lancet, draw a drop of blood, and place the blood on a reagent strip which is then read by an electronic reader which displays the results. Many patients find this procedure painful and inconvenient, and as a result, many diabetics do not measure their blood glucose with sufficient frequency.

The Company has licensed and intends to develop a convenient, easy to use, continuous blood glucose monitoring system which will permit diabetics to better monitor and thereby better regulate their blood glucose levels so as to diminish or eliminate the long-term complications of this disorder.

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

"Biojector," "Bioject," "Vitajet" and "Medivax" are registered trademarks of the Company.

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

The first component, the Biojector 2000, is a portable hand-held unit which is approximately the size of a flashlight and is designed both for easy use by healthcare professionals, as well as to be attractive and non-threatening to patients. As described in the June 7, 1993 issue of BUSINESSWEEK, the Biojector 2000 won the 1993 Gold Industrial Design Excellence Award given by the Industrial Designers Society of America for its aesthetically pleasing and ergonomic design. In July 1994, the Biojector 2000 also received the Alliance of Children's Hospitals Seal of Approval. The Biojector 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased by the Company from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication.

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

During the last 20 years, there have been many attempts to develop portable one-shot jet injection hypodermic devices. Some of the problems which have arisen in the attempts to develop such devices include: (a) inadequate injection power; (b) little or no control of pressure and depth of penetration; (c) complexity of design, with related difficulties in cost and performance; (d) difficulties in use, including filling and cleaning; and (e) the necessity for sterilization between uses.

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

The second area of marketing emphasis focuses on creating licensing and supply arrangements with leading pharmaceutical and biotechnical companies for whose products the Biojector technology provides either better medical efficacy or a higher degree of market acceptance. Sales through this channel would be to the pharmaceutical or biotechnology company whose salesforce would then sell that company's own products along with the Biojector system to the end user. Development of an injection system for specific applications which is anticipated to be marketed by Hoffmann-La Roche is an example of such an arrangement. Other opportunities include the possibility of pre-filled Biojector syringes which, if developed, could be filled and marketed by the pharmaceutical or biotechnology company whose product is involved.

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

The Company is aware of other portable needle-free injectors on the market today which are generally focused on subcutaneous self-injection applications of 0.5 ml. or less and compete with the Vitajet. However the Company is not aware of any competing products with features and benefits comparable to the Biojector 2000 system. The Biojector is suitable for both intramuscular and subcutaneous injections of up to 1 ml. in the professional and home injection markets. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company's products. There can be no assurance that the Company will be able to compete successfully in this market. See "Risk Factors - Competition,- "Dependence on Two Technologies." A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to-date, there can be no assurance that they will not do so in the future.

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

To patients:
- Real-time measurement of blood glucose concentration leading to better, more reliable monitoring of the blood sugar level with the resulting opportunity to reduce the near and long-term medical complications of diabetes.
- Superior Information: Continuous availability of blood glucose levels in a convenient and pain free format.
- Lightweight and discreet.
- Convenience: Anticipated once-per-day application to provide continuous results all day without further activation by the patient.

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

Blood Glucose Monitoring Business.

The continuous blood glucose monitoring system concept and proprietary aspects of the design are covered by various patents. Corresponding patent applications have been filed with the PCT, designating all member countries, including the United States, E.U. and Japan, as well as in Taiwan and South Africa. Additional patent applications will be filed in the course of the blood glucose monitoring technology development program. These applications will cover new, innovative aspects and refinements of the product.


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

The continuous blood glucose monitoring system will be designed to meet international standards of product safety, reliability and biocompatibility. In the U.S., while the Company believes that the FDA, based on an earlier clearance of a "Biostator Monitor", sold by Miles Laboratories, will allow the continuous blood glucose monitoring system to be sold under a 510(k) pre-market notification, a final determination has not been made in this regard and there can be no assurance that the FDA will allow the use of a 510(k) pre-market notification. See "Risk Factors - Governmental Regulation." European regulatory clearance will be in accordance with the essential requirements set out in the new Medical Device Directives, which will come into law in June 1998.

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

In March 1994, the Company entered into an agreement with Schering AG, Germany ("Schering"), for the development of a self-injection device for delivery of Betaseron (R) to multiple sclerosis patients. During fiscal 1995 through 1997, the Company developed prototypes to Schering specifications which were accepted by Schering. During fiscal 1997, the Company entered into a supply agreement with Schering and commenced activities related to full production of the self injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling for production of the product. In January 1997, the Company received notice that its contract with Schering would be cancelled. Under provisions of the contract, Schering had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering received a review letter from the FDA which would have required Schering to conduct additional material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron (R) product. Under terms of the contract, Schering was required to convert its $1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, $106,000 of accrued interest was converted into approximately 27,000 shares of Bioject common stock at a conversion price of $3.50 per share. The Company retained ownership of the molds and tooling. The B4000 self-injector, which was developed as a result of the Schering agreement, is currently awaiting regulatory clearance prior to marketing. See "Risk Factors - Governmental Regulation."

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

In March, 1998 the Company acquired the assets of Vitajet Corporation in a stock-for-assets exchange. The Company paid 100,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition. In addition to shares already paid, the Company is obligated to issue 60,000 shares of its common stock in each of the three years subsequent to the acquisition if certain development milestones are met. Up to an additional 90,000 shares is also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet

Subsequent to year end, in July 1998, the Company entered into an agreement with Merck, a worldwide leader in the development, manufacture and sale of a broad range of human and animal health products and services. The agreement provides Merck the rights to use the Biojector 2000 jet injection system with selected Merck vaccines. The Company believes that this agreement is the first step in establishing a long-term relationship between the two companies whereby Merck will use the Company's needle-free technology in connection with certain of its vaccines. There can be no assurance that such long-term relationship will be established. See "Forward Looking Statements."

Also subsequent to year end, in July 1998, the Company entered into a collaborative research agreement with GeneMedicine, a developer of gene medicines and genetic vaccine technologies for treatment or prevention of a wide range of diseases. This collaboration involves the continued refinement of the Biojector 2000 jet injection system coupled with GeneMedicine's unique gene-based delivery platforms to create a combined product that will enhance the delivery and activity of plasmid-based genetic vaccines. The agreement contemplates that combined products developed as a result of the research collaboration will be marketed to third party corporate partners for commercialization and sale rather than being commercialized or sold by either Bioject or GeneMedicine. There can be no assurance that the collaborative alliance will result in marketable products. Further, should marketable products be developed as a result of the collaborative alliance, there can be no assurance that the companies will be successful either at locating appropriate third party corporate partners or at entering into the necessary agreements with those partners to commercialize and sell the products so developed. See "Forward Looking Statements." Additionally, should such products be developed, there can be no assurance that they will receive the required governmental clearance. See "Governmental Regulation."

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

Blood Glucose Monitoring Business.

In October 1997, the Company signed a joint development agreement with Elan Corporation, plc ("Elan") to license from Elan certain continuous blood glucose monitoring technology (the "License") and then to commercialize that technology for manufacture and world-wide distribution. To date, the Company has continued testing and development of a clinical prototype. Subsequent to year end, in April 1998, a small, human clinical study with a prototype of the device was conducted. The prototype device was used to monitor the blood glucose levels of six diabetes patients for fifteen continuous hours. The system tracked the patients' actual blood glucose levels against whole blood reference samples with significant levels of accuracy. The Company is planning further preliminary clinical studies as development of the product continues. Based on the results of these studies, the Company will then plan and conduct comprehensive clinical trials of the monitoring system which are intended to support its applications to the FDA to market the product in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

During fiscal 1998, the Company, having a sufficient inventory of jet injectors on-hand as a result of the repurchase of product from HMI, focused its manufacturing efforts on refining the manufacturing processes and efficiencies of the syringe manufacturing line. See "Marketing and Competition - Needle-Free Injection Business."

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

The Company's collaborative research agreement with GeneMedicine involves the continued refinement of the Biojector 2000 jet injection system coupled with GeneMedicine's unique gene-based delivery platforms to create a combined product that will enhance the delivery and activity of plasmid-based genetic vaccines. The agreement contemplates that combined products developed as a result of the research collaboration will be marketed to third party corporate partners for commercialization and sale rather than being commercialized or sold by either Bioject or GeneMedicine. See "Research and Product Development - Needle-free Injection Business." There can be no assurance that the collaborative alliance will result in marketable products. Further, should such marketable products be developed, there can be no assurance that the companies will be successful either at locating appropriate third party corporate partners or at entering into the necessary agreements with those partners to commercialize or sell the products so developed. See "Forward Looking Statements." Additionally there can be no assurance, should such products be developed, that such products would receive the required governmental clearance. See "Governmental Regulation."


History of Losses; Uncertain Profitability. Since its formation in 1985, the Company has incurred significant annual operating losses and negative cash flow. At March 31, 1998, the Company had an accumulated deficit of $50.9 million, $12 million of which related to the fiscal 1998 write-off, after minority interest, of in-process research and development acquired in connection with the acquisition of blood glucose monitoring technology from Elan. Historically, the Company's revenues have been derived primarily from licensing and technology fees and from limited product sales, which were principally sales to dealers for the stocking of inventories and to HMI. More recently, the Company has sold its products to end-users, primarily to public health clinics for vaccinations and to nursing organizations for flu immunizations. The Company has not attained profitability at these sales levels. There can be no assurance that the Company will be able to generate significant revenues or achieve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Effects of Convertible Preferred Stock. The Company's Common Stock is subject to the rights and preferences of the Series A and B Convertible Preferred Stock, which has a liquidation preference of $12.405 million plus accrued and unpaid dividends. Further, the Series A and B Convertible Preferred Stock is convertible to Common Stock at a conversion price of $1.50 per share at any time. At the end of seven years, unless earlier converted by the holders or redeemed by the Company, the shares Series A and B Convertible Preferred Stock and accrued but unpaid dividends convert automatically into Common Stock at the conversion price equal to the lesser of $1.50 per share or 80% of the then prevailing market price of Common Stock. Accordingly, conversion of Series A and B Convertible Preferred Stock to Common Stock could result in issuances of significant amounts of Common Stock at prices lower than prevailing market prices at the time of conversion. Should the Company issue Series C Convertible Preferred Stock or other similar series of Preferred Stock to Elan to enable the Company to fund capital contributions to JV Sub, the aggregate amount of Preferred Stock liquidation preferences and Common Stock issuable upon conversion of Preferred Stock would increase.

Limited Manufacturing Experience; Need to Reduce Unit Cost. The Company has limited experience manufacturing its products in commercially viable quantities. The Company has increased its production capacity for the Biojector 2000 system through automation of, and changes in, production methods. The current cost per injection of the Biojector 2000 system is substantially higher than that of traditional needle-syringes, its principal competition. A key element of the Company's business strategy has been to reduce the overall manufacturing cost through automating production and packaging. There can be no assurance that the Company will be able to develop and implement effective high volume production or achieve necessary unit cost reductions. Failure to do either would adversely affect the Company's financial condition and results of operations. While the Company believes that its experience manufacturing the Biojector enhances the probability of its success in manufacturing the Vitajet, the Company has no experience manufacturing the Vitajet and as of March 31, 1998 has not installed a manufacturing line to produce the Vitajet. There can be no assurance that the Company will be able to successfully manufacture the Vitajet at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect the Company's financial condition and results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Manufacturing."

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

Future changes to manufacturing procedures could necessitate the filing of a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA premarket approval ("PMA") or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process. Under current FDA policy, applications involving prefilled syringes would be evaluated by the FDA as drugs rather than devices, requiring FDA new drug applications ("NDAS") or ANDAs. Depending on the circumstances, drug regulation can be much more extensive and time consuming than device regulation. See "Governmental Regulation."

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

Distribution of the Company's products in countries other than the U.S. may be subject to regulation in those countries. An application was made to the Japan Ministry of Health and Welfare to obtain necessary approvals to market the Biojector 2000 system in Japan which was not carried to completion by the Company's then current Japanese distributor. See "Governmental Regulations."

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

The Company has entered into agreements with certain major pharmaceutical companies for development and distribution of jet injection systems, for use of the Company's jet injection systems, in conjunction with the pharmaceutical companies' products and for the development and commercialization of a continuous blood glucose monitoring system. These companies have the right to terminate these agreements at certain phases as defined in the agreements. There can be no assurance that these companies' interest and participation in the projects will continue. Failure to receive additional funding from these companies under certain of the agreements or termination of these agreements could adversely affect the development and production of the products involved and, correspondingly, the Company's financial condition and results of operations.

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

Shares Eligible For Future SaleIn December 1996, the Company completed a private placement of 3,434,493 units (each unit representing one share of common stock and a warrant to purchase one share of common stock). The Company also granted a warrant to its placement agent in the private placement to purchase 156,000 shares of common stock. The shares issued in the private placement and the underlying shares issuable upon exercise of the warrants were registered for resale on a Form S-3 registration statement. In June and July 1997, the Company completed a private placement of 2,906,977 units, each unit consisting of one share of Common Stock and one warrant to purchase one-half share of Common Stock. In May 1997, in return for services provided, the Company granted to Amy Factor a warrant to purchase 25,000 shares of Common Stock. The shares issued in the private placement and the underlying shares issuable upon exercise of the warrants were registered for resale on a Form S-3 registration statement. In connection with the Elan transactions in October 1997, Elan purchased 2,727,273 shares of Common Stock and was granted a five year warrant to purchase 1.75 million shares of common stock. In January, 1998, the shares issued to Elan as well as the 487,390 shares issued to Schering (see "Research and Product Development - Needle-free Injection Business") were registered for resale on a Form S-3 registration statement. In October, 1997, the Company granted warrants to purchase 350,000 shares of stock to Robert Gonnelli in connection with his guarantee of an equity investment in the Company. In February, 1998, the Company granted Raphael, L.L.C., a management consulting company which introduced Elan to the Company, a warrant to purchase 100,000 shares of Common Stock. See "Recent Developments." Subsequent to year-end, in June 1998, the Company granted warrants to purchase 130,243 shares of stock to Robert Gonnelli in return for services to the Company. Also subsequent to year-end, the warrants issued in the June and July 1997 private placement were exercised, in exchange for which the Company issued 147,850 new warrants. Sales of substantial numbers of common stock in the public market, or the availability of such shares for sale, could adversely affect the market price for the common stock and make it more difficult for the Company to raise funds through equity offerings in the future.

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

On March 23, 1998, the Company acquired the assets of Vitajet Corporation in a stock-for assets exchange (the "Vitajet Issuance"). The Company issued 100,000 shares of its common stock in exchange for certain molds, tooling, patent rights and customer lists, the value of which totaled approximately $134,000 at the date of acquisition. The Company is obligated to issue an additional 60,000 shares in each of the next three years if certain development milestones are met. Up to an additional 90,000 shares are also payable subject to the Company realizing specified, aggregate levels of incremental revenue over the next three years.

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

       SUMMARY FINANCIAL INFORMATION
      (in thousands, except per share data)

                                          YEAR ENDED MARCH 31,
                         1998*         1997       1996        1995        1994
                        ------        ------     ------      ------      ------

Statement of Operations Data:

Revenues              $  1,935     $  2,235    $  4,209    $  2,924    $  1,463
Operating expenses      21,157        6,637       9,851       9,008       6,110
Net loss               (16,630)*     (4,296)     (5,431)     (5,656)     (4,395)
Net loss per share       (0.72)       (0.26)      (0.39)      (0.43)      (0.39)
Shares used in per
share calculation       23,151       16,705      14,074      13,167      11,230



                                          AS OF MARCH 31,
                         1998       1997       1996        1995        1994
                        ------     ------     ------      ------      ------

 Balance Sheet Data:

Working capital        $ 3,019    $ 2,858    $ 4,327     $ 6,404     $12,593
Total assets             6,978      7,088      7,519       9,498      13,836
Long-term debt            --         --         --          --          --
Shareholders' equity     5,975      5,766      6,027       7,964      13,377

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

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operating losses have resulted in an accumulated deficit of approximately $50.9 million as of March 31, 1998. In fiscal 1996, the Company incurred significantly increased costs associated with the production and sale of the Biojector 2000 system, including sales and marketing efforts, manufacturing ramp-up and inventory build-up. In September 1997, the Company acquired rights to certain continuous blood glucose monitoring technology from Elan Corporation for an initial payment of $15 million and future milestone payments totaling $15.5 million and royalties on future product sales. In fiscal 1998, the $15 million up front payment was expensed as acquired in-process research and development. In March 1998, the Company acquired the rights to the Vitajet self-injector, along with certain other assets, in a stock-for-assets transaction with Vitajet Corporation. The Company's ability to achieve and sustain profitability will depend in part upon customer acceptance of the Biojector 2000 system and the continuous blood glucose monitoring system, sustained product performance, implementing additional product cost reductions, successful commercial development of the blood glucose monitoring system, and attaining revenues sufficient to support profitable operations.

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

Subsequent to year end, in July 1998, the Company entered into an agreement with Merck, a worldwide leader in the development manufacture and sale of a broad range of human and animal health products and services. The agreement provides Merck the rights to use the Biojector 2000 jet injection system with selected Merck vaccines. See "Research and Development - Needle-free Injection Business" and "Risk Factors - Uncertainty of New Product Development." The Company believes that this agreement is the first step in establishing a long-term relationship between the two companies whereby Merck will use the Company's needle-free technology in connection with certain of its vaccines. See "Forward Looking Statements."

Also subsequent to year end, in July 1998, the Company entered into a collaborative research agreement with GeneMedicine, a developer of gene medicines and genetic vaccine technologies for treatment or prevention of a wide range of diseases. The agreement involves the continued refinement of the Biojector 2000 jet injection system coupled with GeneMedicine's unique gene-based delivery platforms to create a combined product that will enhance the delivery and activity of plasmid-based genetic vaccines. The agreement contemplates that combined products developed as a result of the research collaboration will be marketed to third party corporate partners for commercialization and sale rather than being commercialized or sold by either Bioject or GeneMedicine See "Forward Looking Statements", "Research and Development - Needle-free Injection Business" and "Risk Factors - Uncertainty of New Product Development."

During fiscal 1996, the Company implemented a plan to increase manufacturing capacity and refine production methods to meet anticipated future demand and to reduce product costs. For the Biojector 2000, cost reduction efforts included converting from a two piece to a one piece housing, converting to continuous process manufacturing and implementing volume purchasing programs from suppliers. For the Biojector syringes, these efforts included increasing supplier mold capacity and automating final assembly and packaging. During fiscal 1997, the Company's manufacturing activities focused on retesting the devices repurchased from HMI to ensure their continuing compliance with new product standards and elective upgrade of certain of these units to current version configuration. Also during fiscal 1997 manufacturing focused on finalizing product engineering and on planning for, designing and installing manufacturing lines for the new self injector device in advance of the launch of that product. During fiscal 1998, having a sufficient inventory of jet injectors on-hand as a result of the repurchase of product from HMI, the Company focused its manufacturing efforts on refining manufacturing processes and efficiencies of the disposable syringe manufacturing line.

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

During the next fiscal year, the Company will continue to focus its efforts on expanding sales of existing products, commencing manufacture and sale of the
Vitajet, commencing manufacture and sale of the B4000 Self-Injector if regulatory clearance is obtained, reducing the cost of its products, continuing development and cooperation in pursuing regulatory clearance of a 1.5 ml. injector for Hoffmann-La Roche, developing the blood glucose monitoring technology, pursuing product licensing and development opportunities under the Merck and GeneMedicine agreements, pursuing additional alliances with pharmaceutical companies and conserving its fiscal resources. The Company does not expect to report net income from operations in fiscal 1999. See "Forward Looking Statements" and "Risk Factors."

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

Research and development expense decreased from $1.9 million in fiscal 1996 to $1.6 million in fiscal 1997 and to $884,000 in fiscal 1998 (exclusive of acquired in-process research and development). Fiscal 1996 expenditures related entirely to work performed under the Schering and Hoffmann-La Roche agreements. Fiscal 1997 expenditures related to final design and transfer to manufacturing of the Schering device and additional development work on the Hoffmann-LaRoche system. Fiscal 1998 expenditures related to further development of the B4000 Self Injector and to pursuing regulatory clearance for the vial adapter product. See "Risk Factors - Governmental Regulation."

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

The Company believes that its current cash position, together with cash totaling approximately $2.4 million, received from the exercise of warrants and stock options in April through July 1998, combined with revenues, other cash receipts, proceeds from issuance of the Company's Series C preferred stock and proceeds from the purchase by Elan of additional stock in JV Sub will be sufficient to fund the Company's operations through the end of fiscal 1999. In addition, the Company has identified a number of potential financing sources and is pursuing them aggressively. See "Forward Looking Statements." Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.


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


/S/ ARTHUR ANDERSEN LLP

Portland, Oregon

April 30, 1998 (except with respect to the matter discussed in Note 8 for which the date is July 20, 1998)

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

The Company believes that its current cash position, combined with revenues, other cash receipts, proceeds from the exercise of stock warrants and options, proceeds from the issuance of the Company's Series C preferred stock and proceeds from the purchase by Elan of additional stock in JV, will be sufficient to fund the Company's operations through the end of fiscal 1999. In addition, the Company has identified a number of potential financing sources and is pursuing them aggressively. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business.

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:


                               March 31,
                         1998             1997
                      ----------       ----------

Raw Materials         $  754,715       $  815,868
Work in Process            9,763            9,763
Finished Goods         1,127,492          880,825
                      ----------       ----------
                      $1,891,970       $1,706,456
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

HOFFMANN-LA ROCHE. In January 1995, the Company entered into a joint development agreement with Hoffmann-La Roche, a major pharmaceutical manufacturer, for the development of application-specific products. The Company received a licensing fee totaling $500,000 which was recognized as revenue in fiscal 1995. The Company is also receiving specified product development fees on an agreed schedule. In fiscal 1996, the Company received $900,000, of which $399,000 was recognized as revenue. In fiscal 1997, the Company received $250,000 in product development fees and recognized revenue of $501,000. In fiscal 1998, the Company received $250,000 in product development fees and recognized revenues of $500,000.

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

                                              Year ended March 31,
                                      1998            1997            1996
                                  ------------    ------------    ------------

Net loss                          ($16,629,667)   ($ 4,296,327)   ($ 5,431,072)
Weighted average number
of shares of common stock and
common stock equivalents
outstanding:
 Weighted average number of
 common shares outstanding
 for computing basic earnings
 per share                          23,151,135      16,705,274      14,074,349

 Dilutive effect of warrants
 and stock options after
 applications of the
 treasury stock method                 *               *               *
                                  ------------    ------------    ------------
 Weighted average number of
 common shares outstanding
 for computing diluted earnings
 per share                          23,151,135      16,705,274      14,074,349
                                  ============    ============    ============
 Net loss per share -
 basic and diluted                     ($ 0.72)        ($ 0.26)        ($ 0.39)
                                  ============    ============    ============

*The following common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

Year ended March 31,                      1998            1997             1996

 Warrants and stock options         11,578,490       7,962,146        4,139,034
 Convertible preferred stock         8,270,270
                                    ----------      ----------        ---------
                                    19,848,760       7,962,146        4,139,034
                                    ==========      ==========        =========

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

                                    Jet Injection Blood glucose Monitoring
                                     Year Ended                  Year Ended
                                      March 31,                   March 31,
                                   ----------------            ----------------
                                  1998           1997           1998       1997
                                --------       --------       --------   -------

 REVENUES                       $  1,935       $  2,235       $   --       $--

 EXPENSES:
  Manufacturing                    1,749          1,863           --        --
  R&D                                884          1,596           --        --
  Selling, general
  & administrative                 3,427          3,177             97      --
  Acquired in-process R&D           --             --           15,000      --
                                --------       --------       --------     -----
                                   6,060          6,636         15,097      --
                                --------       --------       --------     -----
  Operating loss                  (4,125)        (4,401)       (15,097)     --
  Interest expense                  (390)          --             --        --
  Other income                       109            105           --        --
                                --------       --------       --------     -----
                                                 (4,406)       (15,097)     --
 MINORITY
  INTEREST ALLOCATION               --             --            2,985      --
                                --------       --------       --------     -----
 NET LOSS                         (4,406)        (4,296)       (12,112)     --

LESS - PREFERRED STOCK
 DIVIDENDS                          (112)          --             --        --
                                --------       --------       --------     -----
NET LOSS ALLOCABLE TO
 COMMON SHAREHOLDERS            $ (4,518)      $ (4,296)      $(12,112)    $--
                                ========       ========       ========    ======


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

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has elected to continue to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. However, as prescribed by SFAS 123 the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 1998, 1997 and 1996 using the Black-Scholes option pricing model and the following weighted average assumptions:

                                   Year ended March 31,
                               1998        1997        1996
                             --------    --------    --------
Risk-free interest rate         6%           6%         6%
Expected dividend yield         0%           0%         0%
Expected life                1.5 yrs.     1.5 yrs.   1.5 yrs.
Expected volatility            78%          47%        47%

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


                                          Year ended March 31,
                              1998               1997              1996
                           -----------        ----------        ----------
Net loss:
 As reported               $  (16,630)        $  (4,296)        $  (5,431)
 Pro forma                 $  (16,969)        $  (4,480)        $  (5,541)
Net loss per share:
 As reported               $    (0.72)        $   (0.26)        $   (0.39)
 Pro forma                 $    (0.73)        $   (0.27)        $   (0.39)

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

Stock option activity is summarized as follows:

                                   Exercise
                                    Shares          Price             Amount
                                  ----------     ------------      -----------

Balances - March 31, 1995         1,543,650       $2.60-5.00       $ 5,906,967
Options granted                   1,316,439       1.25-4.50          3,129,177
Options exercised                    --               --                --
Options canceled or expired      (1,161,150)      2.34-5.00         (4,302,332)
                                 ----------       ----------       -----------
Balances - March 31, 1996         1,698,939       1.25-4.50          4,733,812
Options granted                     705,525       1.00-1.30            830,006
Options exercised                      --
Options canceled or expired        (472,906)      1.00-4.00           (809,880)
                                 ----------       ----------       -----------
Balances March 31, 1997           1,931,558       1.00-4.50          4,753,938

                                   Exercise
                                    Shares          Price             Amount
                                  ----------     ------------      -----------

Options granted                   2,086,642      .625-1.25           1,506,818
Options exercised                  (136,098)     .75-1.31             (154,869)
Options canceled or expired      (1,567,179)     1.00-4.88          (4,179,757)
                                 ----------      ----------        -----------

Balances - March 31, 1998         2,314,923      $.625-4.88        $ 1,926,130
                                 ==========      ==========        ===========

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

Year Ending March 31,   Facilities      Equipment
                        ----------      ---------

1999                     $202,308        $29,250
2000                      203,058          9,132
2001                      216,888          9,132
2002                      204,048          9,132
                           95,424          5,347

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

8.   SUBSEQUENT EVENT

During April through July 1998, the Company received cash proceeds of approximately $2.4 million from the exercise of common stock options and common stock warrants, the exercise of which resulted in the issuance of 2,938,688 shares of the Company's common stock.

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

10.49     Form of Series "J" Common Stock Purchase Warrant.

10.50     Form of Series "L" Common Stock Purchase Warrant.

10.51     Form of Series "M" Common Stock Purchase Warrant.

10.52     Form of Series "N" Common Stock Purchase Warrant.

10.53 Asset Purchase Agreement among Bioject Medical Technologies, Inc. Vitajet Corporation and Sergio Landau and Mara C. Landau dated March 23, 1998.

10.54* Executive Employment Agreement dated April 17, 1998 between Bioject Medical Technologies Inc., Bioject Inc., and Michael A. Temple.

10.55* Form of Termination Agreement between Bioject Technologies, Inc. and Peggy Miller.

10.56 Form of Massachussetts Biotechnology Research Park, Three Biotech Park, Space Lease dated April 20, 1998.

10.57     Amendment to Massachusetts Biotechnology Research Park Space Lease.

10.58     Restated 1992 Stock Incentive Plan.

10.59 Supply and Option Agreement between Merck & Co., Inc. and Bioject Medical Technolgies, Inc., effective as of June 8, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.60 Collaborative Alliance Agreement between GeneMedicine, Inc. and Bioject, Inc., made as of June 26, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


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

3.2 mended and Restated By-laws of Bioject Medical Technologies Inc. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended September 30, 1994.

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

10.55* Form of Termination Agreement between Bioject Technologies, Inc. and Peggy Miller.

10.56 Form of Massachussetts Biotechnology Research Park, Three Biotech Park, Space Lease dated April 20, 1998.

10.57     Amendment to Massachusetts Biotechnology Research Park Space Lease.

10.58 Restated 1992 Stock Incentive Plan 10.59 Supply and Option Agreement between Merck & Co., Inc. and Bioject Medical Technolgies, Inc., effective as of June 8, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.60 Collaborative Alliance Agreement between GeneMedicine, Inc. and Bioject, Inc., made as of June 26, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

21        List of Subsidiaries

23        Consent of Independent Public Accountants

27        Financial Data Schedule