Form 10-Q
period 1998-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-08-14
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                           Commission File No. 0-15360


                        BIOJECT MEDICAL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)



               Oregon                                  93-1099680
     (Jurisdiction of incorporation)        (I.R.S. identification no.)

          7620 SW Bridgeport Road
               Portland, Oregon                          97224
(Address of principal executive offices)               (Zip code)


                                 (503) 639-7221
              (Registrant's telephone number, including areas code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At June 30, 1998 there were 27,808,493 outstanding shares of common stock of the registrant.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. (BMT), an Oregon Corporation, and its subsidiaries, (together, unless the context otherwise requires, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free injection operations are conducted by Bioject Inc.
(BI), an Oregon corporation formed in February 1985, which is a wholly owned subsidiary of BMT, and its blood glucose monitoring technology development operations are conducted by Bioject JV Subsidiary Inc. ("JV"), an Oregon corporation formed in October 1997, which is owned 80.1% by BMT.

The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the first quarter of the year ending March 31, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


     - Consolidated Statements of Operations for the quarters ended June 30, 1998 and June 30, 1997

     -    Consolidated Balance Sheets dated June 30, 1998 and March 31, 1998

     - Consolidated Statements of Cash Flows for the quarters ended June 30, 1998 and June 30, 1997

         BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                        June 30,
                                                  1998            1997
                                                       (Unaudited)
                                               -------------------------


REVENUES:

     Net sales of products                     $ 142,411       $ 342,614
     Licensing/technology fees                   138,001         125,000
                                               -----------     ---------
                                                 280,412         467,614
                                               -----------   -----------
EXPENSES:

     Manufacturing                                271,014        458,994
     Research and development                   1,057,717        253,982
     Selling, general and administrative          781,148        753,842
                                               -----------   -----------
     Total operating expenses                   2,109,879      1,466,818
                                               -----------   -----------
     Operating loss                            (1,829,467)      (999,204)
       Other income                                22,712          6,630
                                                ----------    ----------
     Loss before taxes                         (1,806,755)    (  992,574)
     Provision for income taxes                         -              -
                                               -----------   -----------
     Net Loss                                  (1,806,755)    (  992,574)
     Preferred stock dividend                     346,350              -
                                               ------------    ----------
Net loss allocable to
common shareholders                           ($2,153,105)     ($992,574)
                                               ============   ===========

Basic and diluted net loss per
common share                                       ($0.08)        ($0.05)
                                               ===========    ===========

Shares used in per share calculation            26,912,231     19,789,582
                                               ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

        BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                                 June 30,        March 31,
                                                   1998            1998
                                                (Unaudited)
                                                --------------------------
ASSETS
------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $ 2,578,789    $ 1,900,839
     Accounts receivable, net                        93,906        153,721
     Inventories                                  2,069,834      1,891,970
     Other current assets                            83,039         75,292
                                                  ---------    -----------
   Total current assets                           4,825,568      4,021,822

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      2,367,671      2,241,904
     Production molds                             1,945,267      1,945,267
     Furniture and fixtures                         179,654        158,477
     Leasehold improvements                          94,115         94,115
                                                -----------    -----------
                                                  4,586,707      4,439,763
     Less - Accumulated depreciation             (2,108,502)    (1,947,006)
                                                -----------    -----------
                                                  2,478,205      2,492,757
OTHER ASSETS                                        475,466        463,031
                                                -----------    -----------
                                                $ 7,779,239    $ 6,977,610
                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                           $   424,008    $   497,180
     Accrued payroll                                201,763        218,424
     Other accrued liabilities                      996,657        277,122
     Deferred revenue                               124,999         10,000
                                                -----------    -----------
   Total current liabilities                      1,747,427      1,002,726


SHAREHOLDERS' EQUITY:
Preferred stock, no par,  10,000,000 shares
     authorized;  issued and outstanding
     Series A Convertible-692,694 shares,
       $15 stated value                           8,153,639      7,826,157
     Series B Convertible -134,333 shares,
       $15 stated value                           1,510,157      1,491,289
     Common stock, no par, 100,000,000
       shares authorized; issued and
       outstanding 27,808,493 shares at
       June 30, 1998 and 25,503,038 at
       March 31, 1998                            49,420,980     47,557,297
     Accumulated deficit                        (53,052,964)   (50,899,859)
                                                -----------    -----------
   Total shareholders' equity                     6,031,812      5,974,884
                                                -----------    -----------
                                                $ 7,779,239    $ 6,977,610
                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

         BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                           June 30,
                                                      1998           1997
                                                          (Unaudited)
                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss applicable to common
       shareholders                             ($2,153,105)     ($992,574)
     Adjustments to net loss:
       Depreciation and amortization                171,237        107,505
       Contributed capital for services              13,818              -
       Preferred stock dividends                    346,350
     Net changes in assets and liabilities:
       Accounts receivable                           59,815         95,986
       Inventories                                 (177,864)        67,351
       Other current assets                          (7,747)       (36,018)
       Accounts payable                             (73,173)      (138,125)
       Accrued payroll                              (16,661)       (61,465)
       Other accrued liabilities                    719,535         31,006
       Deferred revenue                             114,999       (125,000)
                                                -----------    -----------
     Net cash used in operating activities       (1,002,796)    (1,051,334)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment                        (146,944)      ( 10,228)
     Other assets                                  ( 22,175)      ( 11,070)
                                                 -----------    -----------
     Net cash used in investing activities         (169,119)      ( 21,298)
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash proceeds from common stock              1,849,865        750,000
                                                 ----------      ----------
     Net cash provided by financing activities:   1,849,865        750,000
                                                 ----------      ----------

CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                             677,950       (322,632)
     Cash and cash equivalents at beginning
       of period                                  1,900,839      2,116,478
                                                -----------    -----------
     Cash and cash equivalents at end
       of period                                $ 2,578,789    $ 1,793,846
                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

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

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. In June 1994, the Company received clearance from the FDA under Section 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a needle-free disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. On March 23,1998 the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered, needle-free self-injection device which currently has regulatory clearance for administering injections of insulin. On September 30, 1997, the Company entered into a joint venture agreement with Elan Corporation, plc ("Elan") for the development and commercialization of certain blood glucose monitoring technology which the Company licensed from Elan. The blood glucose monitoring technology is also subject to government regulation in the U.S. by the FDA and abroad by various agencies.

The Company's revenues to date have been derived primarily from licensing and technology fees for the needle-free injection technology and more recently from sales of the Biojector 2000 system and Biojector syringes to public health and flu immunization clinics. Future revenues will depend upon acceptance and use by healthcare providers of the Company's needle-free injection technology and successful development, regulatory approval and market acceptance of its blood glucose monitoring technology. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements. Accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

2.   ACCOUNTING POLICIES

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                     June 30,        March 31,
                                       1998            1998
                                    ----------      ----------

    Raw Materials                   $  703,778      $  754,715
    Work in Process                      9,763           9,763
    Finished Goods                   1,356,293       1,127,492
                                    ----------      ----------
                                    $2,069,834      $1,891,970
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


RECLASSIFICATIONS
Certain reclassifications have been made to the prior year's expenses to conform to the current year's presentation.


NET LOSS PER SHARE

The following common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

  Three Months Ended June 30,             1998             1997
                                       ----------       ---------
    Warrants and stock options          9,594,642       6,927,681
    Convertible preferred stock         8,270,270               -
                                       ----------       ---------
                                       17,864,912       6,927,681
                                       ==========       ==========

3.   RELATED PARTY TRANSACTION

A significant portion of the expenses of the blood glucose monitoring business segment are incurred by Elan and billed to the Company under a contractual arrangement between the two companies. Included in other accrued liabilities at June 30, 1998 is approximately $754,000 owed to Elan under this arrangement.

4.   SEGMENT INFORMATION

The Company has adopted the segment reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. At present, the Company has two reportable segments which offer different products and are managed separately. Each business requires different technology and marketing strategies. The following sets forth the unaudited results of operations of the Company for its two segments of operations - needle-free injection technology and blood glucose monitoring technology (in thousands):


                                Needle-free Injection   Blood glucose Monitoring
                                Three Months Ended       Three Months Ended
                                    June 30,                    June 30,
                                 ------------------        -------------------
                                  1998        1997           1998       1997
                                 -------    -------        --------   -------
   REVENUES:
     Net sales of products     $ 142,411   $342,614        $     0    $  0
     Licensing/technology fees   138,001    125,000              0       0
                                 -------    -------        --------   --------
                                 280,412    467,614              0       0
                                 -------    -------        --------   --------
   EXPENSES:
     Manufacturing               271,014    458,994              0       0
     Research & development      244,586    253,982        813,131       0
     Selling, general
      & administrative           608,630    753,842        172,518       0
                               ---------  ---------       --------    ------
     Total operating expenses  1,124,230  1,466,818        985,649       0
                               ---------  ---------       ---------   ------

   Operating loss              (843,818)  (999,204)       (985,649)      0
      Other income               22,712      6,630               0       0
                               ---------  ---------       --------    ------
   Loss before taxes           (821,106)  (992,574)       (985,649)      0
   Provision for income taxes         0          0               0       0
                                 -------     ------       --------   -------
   Net loss                   $(821,106) $(992,574)      $(985,649)   $  0
                              ========== ===========     ==========  =======

At June 30, 1998, the blood glucose monitoring business segment had net property and equipment, at cost, of $98,683 and accounts payable and accrued expenses of approximately $754,000. The blood glucose monitoring business segment had no other significant assets or liabilities at June 30, 1998. Accordingly, after separating the blood glucose monitoring business segment assets and liabilities, the accompanying consolidated balance sheets effectively represent the assets and liabilities of the needle-free injection business segment. In the future, certain proceeds from the sale of equity or issuance of debt by JV may be restricted to JV operations. To the extent that they meet certain reporting requirements, the separate assets, liabilities and equity of the parent and its subsidiary will be appropriately disclosed.

5.   NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1999. Comprehensive loss did not differ from currently reported net loss in the periods presented.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

6.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying, unaudited consolidated financial statements do not include all information and footnote disclosures normally included in an audited financial statement. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company  continues to focus on maintaining its  penetration  into the public health and flu immunization markets with its Biojector 2000 needle-free injection system. The Company is also directing its sales efforts at creating sales of the Biojector 2000 system to the U.S. military. At the same time, the Company is actively seeking relationships with major pharmaceutical and biotechnology companies in key niche markets to market its needle-free products for specific applications and to develop other application-specific devices and companion syringes.

Subsequent to quarter end, in July 1998, the Company entered into an agreement with Merck & Co, Inc. ("Merck"), a worldwide leader in the development, manufacture and sale of a broad range of human and animal health products and services. The agreement provides Merck the rights to use the Biojector 2000 jet injection system with selected Merck vaccines. The Company believes that this agreement is the first step in establishing a long-term relationship between the two companies whereby Merck will use the Company's needle-free technology in connection with certain of its vaccines. There can be no assurance that such long-term relationship will be established. (See "Forward Looking Statements").

Also subsequent to quarter end, in July 1998, the Company entered into a collaborative research agreement with GeneMedicine, Inc. ("GeneMedicine") a developer of gene medicines and genetic vaccine technologies for treatment or prevention of a wide range of diseases. This collaboration involves the continued refinement of the Biojector 2000 jet injection system coupled with GeneMedicine's unique gene-based delivery platforms to create a combined product that will enhance the delivery and activity of plasmid-based genetic vaccines. The agreement contemplates that combined products developed as a result of the research collaboration will be marketed to third party corporate partners for commercialization and sale rather than being commercialized or sold by either Bioject or GeneMedicine. There can be no assurance that the collaborative alliance will result in marketable products. Further, should marketable products be developed as a result of the collaborative alliance, there can be no assurance that the companies will be successful either at locating appropriate third party corporate partners or at entering into the necessary agreements with those partners to commercialize and sell the products so developed. (See "Forward Looking Statements"). Additionally, should such products be developed, there can be no assurance that they will receive the required governmental clearance.

Through its joint venture with Elan the Company is actively engaged in the development of its continuous blood glucose monitoring technology. To date, the Company has continued testing and development of a clinical prototype. In April 1998, a small, human clinical study with a prototype of the device was conducted. The prototype device was used to monitor the blood glucose levels of six diabetes patients for fifteen continuous hours. The system tracked the patients' actual blood glucose levels against whole blood reference samples with significant levels of accuracy. The Company is planning further preliminary clinical studies as development of the product continues. Based on the results of these studies, the Company will then plan and conduct comprehensive clinical trials of the monitoring system which are intended to support its applications to the FDA to market the product in the United States. (See "Forward Looking Statements")

The Company's revenues to date have not been sufficient to cover operating expenses. The Company believes that sales volumes will increase as its needle-free injection products achieve greater market penetration, both through continued direct sales efforts and through corporate marketing relationships. If sales volume increases and can be coupled with further reduction of the Company's product costs, its cost of goods with respect to the needle-free injection products as a percentage of sales will decrease and the Company will realize positive margins. However, in addition to funding the operations of its needle-free injection business, the Company is required to fund substantial research and development costs associated with developing the blood glucose monitoring technology. Since no revenue from blood glucose monitoring products is expected for a number of years, the Company expects larger losses unless sales of the Biojector 2000 increase substantially. (See "Forward Looking Statements") The level of sales required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain volume purchasing and manufacturing efficiencies, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will be able to successfully implement additional manufacturing cost reductions or sell its needle-free injection products at prices or in volumes sufficient to achieve profitability or to offset increases in the Company's research and development expenses or other costs should they occur.

Revenues  and  results of  operations  have  fluctuated  and can be  expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including (i) timing of new product introductions by the Company and its competition, (ii) the cost and length of time required to complete development and commercialization of, and gain regulatory clearance for the blood glucose monitoring technology, (iii) length of time to close product sales, (iv) customer budget cycles, (v) success in implementing manufacturing cost reductions, (vi) uncertainties and changes in customer purchases due to changes third party reimbursement policies and overall market pressure to contain increases in healthcare spending, and (vii) the timing and amount of payments under technology development and licensing agreements.

During fiscal 1999, the Company will continue to focus its efforts on expanding sales of existing products, commencing manufacture and sale of the Vitajet, commencing manufacture and sale of the B4000 Self-Injector if regulatory clearance is obtained, reducing the cost of its products, continuing development and cooperation in pursuing regulatory clearance of a 1.5 ml. injector for Hoffmann-La Roche, developing the blood glucose monitoring technology, pursuing product licensing and development opportunities under the Merck and GeneMedicine agreements, pursuing additional alliances with pharmaceutical companies and conserving its financial resources. The Company does not expect to report net income from operations in fiscal 1999. (See "Forward Looking Statements")


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997 Product sales decreased from $343,000 in the first quarter of fiscal 1998 to $142,000 in the first quarter of fiscal 1999. The sales decrease was due to smaller than expected flu season reorders, principally from one major municipal customer which had sufficient supplies of the Company's products carrying over from the prior year to satisfy its requirements through the current immunization season. License and technology revenues increased to $138,000 in the current quarter compared to $125,000 in the same quarter a year ago due to the timing of recognizing revenue relating to strategic partner development payments.

Manufacturing expense decreased from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 by $188,000 due to lower unit sales volumes, resulting in a lower cost of goods sold, coupled with higher levels of production which resulted in higher absorption of manufacturing overhead into inventory. Research and development expense increased from $254,000 in the first quarter of fiscal 1998 to $1.06 million in the first quarter of fiscal 1999. The increase was due primarily to the Company assuming responsibility, beginning in the current quarter, for funding the research and development cost of the blood glucose monitoring technology. The Company incurred $813,000 of research and development costs in the current quarter to develop the blood glucose monitoring technology as compared to no spending in the same quarter a year ago. Selling, general and administrative expense increased from $754,000 in the first quarter of fiscal 1998 to $781,000 in the first quarter of fiscal 1999. Selling expense for the current quarter decreased by $167,000 when compared with the same period a year ago, a result of reductions in the Company's direct sales force. The savings in selling expenses were offset by a $194,000 increase in administrative spending, primarily relating to administrative costs of the Company's blood glucose monitoring development operations. The overall result was a $27,000 increase in selling general and administrative expense for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

Other income consists of earnings on available cash balances and fluctuates based on available cash balances.

On a segment basis, the needle-free injection operations reported a net loss of $821,000 for the quarter-ended June 30, 1998 as compared to a net loss of $993,000 for the quarter ended June 30, 1997. The improved performance is primarily the result of reduced spending the area of sales and marketing and higher interest earned on comparatively higher cash balances.

The blood glucose monitoring business segment reported a net loss of $986,000 for the quarter ended June 30, 1998. Due to the recent formation of this business segment, there was no corresponding operating result for the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through June 30, 1998 totaled approximately $46.5 million.

During the first quarter of fiscal 1999 the Company raised approximately $1.85 million from issuance of capital stock. $1.56 million of that amount was proceeds from the exercise of warrants issued in connection with previous private placements of the Company's common stock and $290,000 was proceeds from the exercise of stock options. Subsequent to the end of the quarter, during July 1998, the Company received additional proceeds from the exercise of warrants and stock options totaling approximately $645,000. A portion of the warrants exercised in the current quarter were issued in a private placement and would have expired in June 2002. These were exercised in exchange for the Company's commitment to issue 147,850 new warrants with an expiration date of March 2003 and at an exercise price of $1.348 per share.

Cash, cash equivalents and marketable securities totaled $2.6 million at June 30, 1998 compared to $1.9 million at March 31, 1998. The increase resulted primarily from cash proceeds received from issuance of the Company's common stock pursuant to warrant and stock option exercises offset by operating cash requirements, capital asset purchases, increases in product inventories and reduction in certain short term liabilities.

Inventories increased from $1.9 million at March 31, 1998 to $2.1 million at June 30, 1998 due to the volume of units sold being less than the volume of units produced.

The Company believes that its current cash position, combined with revenues, other cash receipts, proceeds from the exercise of stock warrants and options, proceeds from the issuance of the Company's Series C preferred stock to Elan pursuant to agreements entered into in connection with the joint venture and proceeds from the purchase by Elan of additional stock in JV, will be sufficient to fund the Company's operations through the end of fiscal 1999. In addition, the Company is considering a number of other potential financing alternatives. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing. (See "Forward Looking Statements")

GOVERNMENTAL REGULATION

No clearances from the FDA have been obtained for marketing of the blood glucose monitoring technology presently being developed by the Company. The Company is researching and has not finally determined which FDA device clearances will be required with respect to any products developed based on this technology. Based upon FDA clearance of a prior product, the Company believed that the FDA would allow the blood glucose monitor to be cleared for marketing under a 510(k) premarket notification. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application. A PMA must show that the device is safe and effective and is generally a more complex submission than a 510(k) notification. A PMA typically requires more extensive testing before regulatory filing and a longer FDA review process. MiniMed, Inc., developer of a continuous glucose sensor system which had been submitted to the FDA for clearance under a 510(k) notification was advised in July 1998 that the FDA would require regulatory submission under the PMA regulatory pathway. Because the Company has allowed a significant amount of time in its product development schedule for submitting to the FDA for regulatory clearance, it believes that if the FDA requires a PMA rather than a 510(k) submission, the overall product development schedule may not be adversely affected. (See "Forward Looking Statements") Whatever level of regulatory submission is required, the Company anticipates that extensive testing and regulatory review will be required of the Company's blood glucose monitoring product. There can be no assurance that the regulatory review process will not cause significant delays in the product development schedule or that regulatory clearance will be obtained at all.


FORWARD LOOKING STATEMENTS

This report contains "forward looking statements" concerning, among other things, the Company's strategic relationships with Merck and GeneMedicine, future product development plans in the blood glucose monitoring business segment, anticipated unit sales volumes and cost reduction prospects in the needle-free business segment, expected sufficiency of capital resources and future sources of working capital, that are made within the meaning of the Private Securities Litigation Reform Act of 1995. Certain forward looking statements are identified with a cross-reference to this section. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and factors include, without limitation and inclusive of risks, uncertainties and other factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "-Liquidity and Capital Resources" as well as: i) the risk that current strategic partnerships will not develop into long-term, revenue-producing relationships; ii) the risk that research and product development efforts will not produce the desired results; iii) uncertainties relating to the time and cost required to complete research and development; iv) uncertainties related to obtaining necessary clinical data and regulatory clearances; v) dependence on the continued performance of strategic partners; and vi) the availability of additional financing at times and in such amounts as are necessary to continue to fund the Company's operations. For a more detailed description and discussion of such risks, uncertainties and other factors, readers of this report are referred to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

   None during the quarter ended June 30, 1998.


Item 2.   Changes in Securities

     In December 1996, the Company completed two private placements of units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $1.00. In June 1998, warrants to purchase 500,000 shares of Common Stock were exercised.

     In June and July 1997, the Company completed a private placement of units, each unit consisting of one share of Common Stock and one warrant to purchase one-half share of Common Stock at an exercise price of $0.71 per share. In April 1998, 1,478,490 shares were issued upon exercise of the warrants in exchange for the Company's commitment to issue 147,850 new warrants with an expiration date of March 2003 and at an exercise price of $1.348 per share.

     In September 1997, the Company issued to Raphael L.L.C. a warrant to purchase a total of 100,000 shares of Common Stock of the Company at a price of $0.85. In June 1998, warrants to purchase 20,000 shares of common stock were exercised.

     The warrants and the shares issued upon exercise of the warrants have been issued pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. In relying upon such exemption (1) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that the purchaser was an accredited investor and had such knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investments, and (iv) the purchaser represented that it was acquiring the shares for itself and not for distribution.

     Aggregate proceeds to the Company from the warrant exercises totaled approximately $1.56 million.

Item 3.   Defaults Upon Senior Securities

   None during the quarter ended June 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

   None during the quarter ended June 30, 1998.

Item 5.   Other Information

TIMELY SUBMISSION OF SHAREHOLDER PROPOSALS

     The Securities and Exchange Commission ("SEC") requires a registrant to give shareholders notice of deadlines for timely submission of certain types of shareholder proposals that shareholders wish to present for a vote on certain SEC rules as they relate to the registrant's annual meeting date and relevant provisions of its articles and by-laws. Set forth below are the deadlines applicable to the Company's shareholders. The Company's Board has not yet acted to set the annual meeting date; the following dates are based on an assumed meeting date of September 10, 1999 for the Company's 1999 Annual Meeting.

     In the event a shareholder does not notify the Company by June 22, 1999 of an intent to be present at the 1999 Annual Meeting in order to present a proposal for a vote (other than a proposal for the nomination of a director), the Company will have the right to exercise its discretionary authority to vote against the proposal, if presented, without including any information about the proposal in its proxy materials.


Item 6.   Exhibits and Reports on Form 8-K

   None during the quarter ended June 30, 1998.


EXHIBITS:

  27.1  Financial Data Schedule

REPORTS ON FORM 8-K:

  None during the quarter ended June 30, 1998.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  August 14, 1998              /S/ James O'Shea
                                    ---------------------------------
                                    James O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Michael A. Temple
                                    ---------------------------------
                                    Michael A. Temple
                                    Vice President and Chief Financial Officer