Form 10-Q
period 1998-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1998-11-16
CIK 810084

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                       -----------------------------------

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR


                For the quarterly period ended September 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At September 30, 1998 there were 28,907,395 outstanding shares of common stock of the registrant.

                                        PART I
                                FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. ("BMT"), an Oregon corporation, and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free injector operations are conducted by Bioject Inc. (BI), an Oregon corporation formed in February 1985, which is a wholly owned subsidiary of BMT and its blood glucose monitoring system operations are conducted by Bioject JV Subsidiary Inc.
("JV"), an Oregon corporation formed in October 1997, which is owned 80.1% by BMT.

     The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the second quarter of the year ending March 31, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


          - Consolidated Statements of Operations for the quarters ended September 30, 1998 and September 30, 1997

          - Consolidated Statements of Operations for the six months ended September 30, 1998 and September 30, 1997

          - Consolidated Balance Sheets dated September 30, 1998 and March 31, 1998

          - Consolidated Statements of Cash Flows for the quarters ended September 30, 1998 and September 30, 1997

          - Consolidated Statements of Cash Flows for the six months ended September 30, 1998 and September 30, 1997

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Quarter Ended
                                                           September 30,

                                                     1998            1997
                                                   ----------      ----------

REVENUES:

     Net sales of products                        $  311,401      $  644,853
     Licensing/technology fees                       887,558         125,000
                                                    -----------     ---------
                                                    1,198,959        769,853
                                                    -----------     ---------
EXPENSES:

     Manufacturing                                    499,314        592,643
     Research and development                       1,021,947        218,001
     Selling, general and administrative              899,364        978,822
     Acquired in-process R&D                             --       15,000,000
                                                  ------------   ------------
     Total operating expenses                       2,420,625     16,789,466
                                                  -----------    ------------
     Operating loss                                (1,221,666)   (16,019,613)
        Other income                                   34,449         25,704
                                                  ------------   ------------
     Loss before taxes                             (1,187,217)   (15,993,909)
     Provision for income                              --            --
     Minority interest allocation                      --          2,985,000
                                                  ------------   -----------
     Net loss                                      (1,187,217)   (13,008,909)
     Preferred Stock dividend                         348,912        --
                                                  ------------   ------------

Net loss allocable to common
shareholders                                  $    (1,536,129)  $(13,008,909)
                                                   ===========   ============

Basic and diluted net loss per
common share                                  $          (.05)  $       (.58)
                                                   ===========   ============

Shares used in per share calculation               28,500,670     22,349,517
                                                   ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Six-Months Ended
                                                       September 30,

                                                   1998             1997
                                               ------------     -----------

REVENUES:

     Net sales of products                     $  453,812      $   987,467
     Licensing/technology fees                  1,025,559          250,000
                                               -----------      ----------
                                                1,479,371        1,237,467
                                               ------------     ----------
EXPENSES:

     Manufacturing                                770,328        1,051,634
     Research and development                   2,079,664          471,983
     Selling, general and administrative        1,680,512        1,732,664
     Acquired in-process R&D                                    15,000,000
                                               -----------    ------------
      Total operating expenses                  4,530,504       18,256,281
                                               -----------    ------------

Operating loss                                 (3,051,133)     (17,018,814)
        Other (income)                             57,161           32,331
                                               -----------    ------------
     Loss before taxes                         (2,993,972)     (16,986,483)
     Provision for income taxes                      -                -
     Minority interest allocation                                2,985,000
                                               -----------    ------------
     Net loss                                $ (2,993,972)    $(14,001,483)
     Preferred Stock dividend                     695,262                -
                                               -----------    ------------

Net loss allocable to
common shareholders                          $ (3,689,234)    $(14,001,483)

Basic and diluted net loss per common share  $      (.13)     $       (.66)
                                               ===========    =============

Shares used in per share calculation           27,710,790       21,075,640
                                               ===========    =============

The accompanying notes are an integral part of these consolidated financial statements.

                   BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                 September 30,   March 31,
                                                    1998         1998
                                                  -----------   ----------

ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                  $ 2,972,713   $ 1,900,839
     Accounts receivable, net                       492,930       153,721
     Inventories                                  1,971,044     1,891,970
     Other current assets                            89,897        75,292
                                                   ---------    ----------
          Total current assets                    5,526,584     4,021,822

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      2,454,963     2,241,904
     Production molds                             1,949,267     1,945,267
     Furniture and fixtures                         184,982       158,477
     Leasehold improvements                         101,615        94,115
                                                   ----------   -----------
                                                  4,690,827     4,439,763
     Less - Accumulated depreciation             (2,306,151)   (1,947,006)
                                                  ----------   ------------
                                                  2,384,676     2,492,757

Other assets                                        484,579       463,031
                                                 -----------   ------------
                                                $ 8,395,839   $ 6,977,610
                                                 ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                          $ 1,501,605     $  497,180
     Accrued payroll                               229,531        218,424
     Other accrued liabilities                     472,104        277,122
     Deferred revenue                              250,000         10,000
                                                 -----------   -----------
          Total current liabilities              2,453,240     1, 002,726

SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding
     Series A Convertible-692,694 shares,
     $15 stated value                            8,483,685      7,826,157
     Series B Convertible -134,333 shares,
     $15 stated value                            1,529,025      1,491,289
     Common stock, no par, 100,000,000 shares
      authorized;  issued and outstanding
      28,907,395 and 25,503,038 shares
      at September 30, 1998 and
      March 31, 1998, respectively              50,518,982     47,557,297
    Accumulated deficit                        (54,589,093)   (50,899,859)

                                              -------------   --------------
          Total shareholders' equity             5,942,599      5,974,884
                                              --------------  --------------
                                               $ 8,395,839    $ 6,977,610
                                                ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Quarter Ended
                                                           September 30,
                                                        1998           1997
                                                     -----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss allocable to common shareholders     $(1,536,129)    $(13,008,909)
     Adjustments to net loss:
        Depreciation and amortization                  207,380          154,415
        Contributed capital for services                13,818           20,705
        Acquired in-process R&D                                      15,000,000
        Preferred stock dividends                      348,912
     Net changes in assets and liabilities:
        Accounts receivable                           (399,024)        (320,236)
        Inventories                                     98,790            9,935
        Other current assets                            (6,858)          17,873
        Accounts payable                             1,077,609          131,656
        Accrued payroll                                 27,768           88,344
        Other accrued liabilities                     (524,553)           6,090
        Deferred revenue                               125,001         (125,000)
                                                    -----------      -----------
     Net cash used in operating activities            (567,286)        1,974,873
                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of blood glucose monitoring technology             (15,000,000)
     Property and equipment                           (104,120)         (17,620)
     Other assets                                      (18,854)         (23,413)
                                                    -----------      -----------
     Net Cash Used in Investing Activities            (122,974)     (15,041,033)
                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt                                          12,015,000
 Cash proceeds from common stock                     1,084,184          475,000
                                                   --------------    -----------
     Net cash provided by financing activities       1,084,184       12,490,000
                                                    -------------    -----------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                                393,924         (576,160)
     Cash and cash equivalents at beginning
       of period                                     2,578,789        1,793,846
                                                   -----------       -----------
     Cash and cash equivalents at end
       of period                                  $  2,972,713      $ 1,217,686
                                                    ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    BIOJECT MEDICAL TECHNOLOGIES INC.AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          Six-Months Ended
                                                            September 30,
                                                        1998            1997
                                                     -----------     ---------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss allocable to common shareholders     $(3,689,234)   $ (14,001,483)
     Adjustments to net loss:
        Depreciation and amortization                  378,627          261,920
        Contributed capital for services                27,636           20,705
        Acquired in process R&D                                      15,000,000
        Preferred stock dividends                      695,262
Net changes in assets and liabilities:
        Accounts receivable                           (339,209)       (224,250)
        Inventories                                    (79,074)         77,286
        Other current assets                           (14,605)        (18,145)
        Accounts payable                             1,004,427          (6,469)
        Accrued payroll                                 11,107          26,879
        Other accrued liabilities                      194,982          37,096
        Deferred revenue                               240,000        (250,000)
                                                    -----------      -----------
     Net cash used in operating activities          (1,570,081)        923,539
                                                    ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of blood glucose monitoring
        technology                                                 (15,000,000)
       Property and equipment                         (251,064)        (27,848)
       Other assets                                    (41,030)        (34,483)
                                                     -----------    -----------
     Net cash used in investing activities            (292,094)    (15,062,331)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                                          12,015,000
Cash proceeds from common stock                      2,934,049       1,225,000
                                                    ------------   -------------
     Net cash provided by financing activities:      2,934,049      13,240,000
                                                   -------------   -------------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                              1,071,874        (898,792)
     Cash and cash equivalents at beginning
       of period                                     1,900,839       2,116,478
                                                    -------------   ----------
     Cash and cash equivalents at end
       of period                                    $2,972,713     $ 1,217,686
                                                     =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

The  consolidated  financial  statements of Bioject  Medical  Technologies  Inc.
(the"Company"), include the accounts of Bioject Medical Technologies Inc. ("BMT"),an Oregon Corporation, its wholly owned subsidiary, Bioject Inc., an Oregon Corporation ("BI"), and its 80.1% owned subsidiary, Bioject JV Subsidiary Inc.("JV"), an Oregon corporation. All significant intercompany transactions have been eliminated. Bioject Inc. commenced operations in 1985. Bioject Medical Technologies, Inc. was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company of Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Bioject JV Subsidiary Inc. was formed in October 1997 in connection with a joint venture arrangement with Elan Corporation, plc ("Elan"). All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, sales and marketing activities. In the last quarter of fiscal 1993,the Company launched U.S. distribution of its Biojector 2000 system, primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. In June 1994, the Company received clearance from the FDA under Section 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a needle-free disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. On March 23,1998 the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered, needle-free self-injection device which currently has regulatory clearance for administering injections of insulin. On September 30, 1997, the Company entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology which the Company licensed from Elan. The blood glucose monitoring technology is also subject to government regulation in the U.S. by the FDA and abroad by various agencies.

The Company's revenues to date have been derived primarily from licensing and technology fees for the needle-free injection technology and from sales of the Biojector 2000 system, including Biojector syringes, vial adapters and CO2 cartridges. More recently, the Company has derived modest revenues from sales of the Vitajet and related disposable supplies. Future revenues will depend upon
i)acceptance and use of the Company's needle-free injection technology by healthcare providers; ii) successful realization of licensing, technology and product revenues under existing and future strategic corporate alliances; and
iii) successful development, regulatory approval and market acceptance of its blood glucose monitoring technology. Uncertainties created by government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements. Accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could materially adversely affect the Company's business.

2.   ACCOUNTING POLICIES:

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                          September 30,       March 31,
                                             1998               1998
                                          -----------        ----------
           Raw Materials                 $   699,654         $  754,715
           Work in Process                     9,763              9,763
           Finished Goods                  1,261,627          1,127,492
                                          -----------         ----------
                                         $ 1,971,044         $1,891,970
                                          ===========         ==========


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


RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's expenses to conform to the current year's presentation.


NET LOSS PER SHARE
The following common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

  Six Months Ended September 30,             1998                1997
                                          ---------           ---------
    Warrants and stock options            8,547,444          10,293,499
    Convertible preferred stock           8,270,270                   -
                                       --------------      --------------
                                         16,817,714          10,293,499
                                         ==========          ==========


3.   RELATED PARTY TRANSACTION

A significant portion of the research and development expenses of the blood glucose monitoring business segment are incurred by Elan and billed to the Company under a contractual arrangement between the two companies. Included in accounts payable and other accrued liabilities at September 30, 1998 is approximately $1.3 million owed to Elan under this arrangement.

4.   SEGMENT INFORMATION

The Company has adopted the segment reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. At present, the Company has two reportable segments which offer different products and are managed separately. Each business requires different technology and marketing strategies. The following sets forth the unaudited results of operations of the Company for its two segments of operations - needle-free injection technology and blood glucose monitoring technology:


                            Needle-free Injection          Needle-free Injection
                               Quarter Ended                  Six-Months Ended
                                September 30,                   September 30,
                              ------------------         -----------------------
                                1998        1997             1998          1997
                              -------    -------           -------       -------

REVENUES:
  Net sales of products      $  311,401   $ 644,853        $453,812     $987,467
  Licensing/technology fees     887,558     125,000       1,025,559      250,000
                                -------     -------       ---------      -------
                              1,198,959     769,853       1,479,371    1,237,467
                                -------     -------        ---------    --------
EXPENSES:
  Manufacturing                 499,314     592,643         770,328    1,051,634
  Research & development        236,324     218,001         480,910      471,983
  Selling, general
   & administrative             757,074     978,822       1,365,704    1,732,664
                               ---------   ---------       ---------   ---------
  Total operating expenses    1,492,712   1,789,466       2,616,942    3,256,281
                               ---------   ---------       ---------    --------

  Operating loss               (293,753) (1,019,613)     (1,137,571) (2,018,814)
  Other income                   34,449      25,704          57,161      32,331
                                 -------     -------       ---------    -------
   Loss before taxes           (259,304)   (993,909)     (1,080,410) (1,986,483)
   Provision for income taxes         0           0               0           0
                                 -------     -------        --------   ---------
   Net loss                   $(259,304)  $(993,909)    $(1,080,410) (1,986,483)
                                =========   ========      =========   =========


                                     Blood glucose Monitoring            Blood glucose Monitoring
                                           Quarter Ended                      Six-Months Ended
                                           September 30,                        September 30,
                                       1998            1997                 1998          1997
                                       ----            ----                 ----          ----


REVENUES:

 Net sales of products             $    0           $      0            $      0       $      0
 Licensing/technology fees              0                  0                   0              0
                                        -                  -                   -              -

                                        0                  0                   0              0
                                        -                  -                   -              -

EXPENSES:
 Manufacturing                          0                  0                   0              0
 Research & development              785,623                              1,598,754
 Selling, general
  & administrative                   142,290               0                314,808
 Acquired in-process R&D                              15,000,000                         15,000,000
                                    --------          ----------           ----------    ----------
 Total operating expenses            927,913          15,000,000          1,913,562      15,000,000
                                    --------          ----------           ----------    ----------

 Operating loss                     (927,913)        (15,000,000)        (1,913,562)    (15,000,000)
 Other income                           0                  0                   0              0
                                    --------          ----------           ----------    ----------

 Loss before taxes                  (927,913)        (15,000,000)        (1,913,562)    (15,000,000)
 Provision for income taxes            0                  0                   0              0
 Minority interest allocation                         2,985,000               0           2,985,000
                                     --------          ----------           ----------    ----------

 Net loss                        $  (927,913)      $ (12,015,000)       $(1,913,562)    (12,015,000)
                                 ============       =============        ===========     ===========



At September 30, 1998, the blood glucose monitoring business segment had net property and equipment, at cost, of $187,154 and accounts payable and accrued expenses of approximately $2.2 million. The blood glucose monitoring business segment had no other significant assets or liabilities at September 30,1998. Accordingly, after separating the blood glucose monitoring business segment assets and liabilities, the accompanying balance sheets effectively represent the assets and liabilities of the needle-free injection business segment. In the future, certain proceeds from the sale of equity or issuance of debt by JV may be restricted to JV operations. To the extent that they meet certain reporting requirements, the separate assets, liabilities and equity of the parent and its subsidiary will be appropriately disclosed.

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


6.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying, unaudited consolidated financial statements do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is placing primary sales and marketing emphasis on business development efforts to seek relationships with major pharmaceutical and biotechnology companies in key niche markets to market its needle-free injection products for specific applications and to develop other application-specific devices and companion syringes. At the same time, with a reduced direct salesforce, the Company continues to focus on maintaining its penetration into the public health and flu immunization markets with its Biojector 2000 needle-free injection system. The Company is also directing its sales efforts at creating sales of the Biojector 2000 system to the U.S. military.

In July 1998, the Company entered into a short-term agreement with Merck & Co, Inc. ("Merck"), a worldwide leader in the development, manufacture and sale of a broad range of human and animal health products and services. The agreement provides Merck the rights to use the Biojector 2000 jet injection system with selected Merck vaccines. The Company believes that this agreement is the first step in establishing a long-term relationship between the two companies whereby Merck will use the Company's needle-free injection technology in connection with certain of its vaccines. In the current quarter, the Company received a $750,000 nonrefundable payment under the current agreement between the Company and Merck. This is the first payment of a total of $1.5 million scheduled to be paid under the agreement. Also during the current quarter, the Company and Merck commenced negotiating a long-term relationship between the two companies. There can be no assurance that such long-term relationship will be established and there are certain conditions under which Merck will not be obligated to make further payments under the current agreement. See "Forward Looking Statements."

Through its joint venture with Elan, the Company is actively engaged in the development of its continuous blood glucose monitoring technology. To date, the Company continues to develop and test a clinical prototype. During the current quarter, the Company hired Mr. Brad Enegren to serve as full-time president and chief executive officer of the joint venture. Mr. Enegren replaces Mr. Robert Gonnelli who has served as interim president of the joint venture while the search for a full-time president was taking place. In April 1998, a human clinical study of six patients with a prototype of the blood glucose monitoring device was conducted. The Company is planning further preliminary clinical studies in the spring of 1999. Based on the results of these studies, the Company intends to plan and conduct comprehensive clinical trials of the monitoring system, the results of which are intended to support its application to the FDA to market the product in the United States. (See "Forward Looking Statements")

The Company's revenues to date have not been sufficient to cover operating expenses. The Company believes that increased revenues will result from i) expanded licensing and technology revenues from both current and future strategic corporate relationships; ii)increased sales of the Company's needle-free injection products as the products achieve greater market acceptance and penetration, both through continued direct sales efforts and through corporate marketing relationships; and iii) revenues from the Company's blood glucose monitoring technology, provided that the Company is successful in completing development of that technology and bringing the technology to market. See "Forward-Looking Statements." In addition to continuing to fund the operations of its needle-free injection business, the Company is required to fund substantial, ongoing research and development costs associated with developing the blood glucose monitoring technology as well as future milestone payments to Elan totaling $15.5 million. Since no revenue from blood glucose monitoring products is expected for a number of years, the Company expects significant losses unless licensing and technology revenues from strategic corporate relationships and revenues from sales of the Company's needle-free products increase substantially. See "Forward Looking Statements." The level of revenues required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain volume purchasing and manufacturing efficiencies, the ability to develop and market products pursuant to its relationships with companies such as Merck and Elan, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will be able to successfully generate additional, ongoing licensing and technology revenues or sell products at prices or in volumes sufficient to achieve profitability or to offset increases in the Company's research and development expenses or other costs.

Revenues  and  results of  operations  have  fluctuated  and can be  expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including (i)timing of new product introductions by the Company and its competition, (ii) the cost and length of time required to complete development and commercialization of, and gain regulatory clearance for the blood glucose monitoring technology, (iii) length of time to close product sales, (iv) customer budget cycles, (v) uncertainties and changes in customer purchases due to changes in third party reimbursement policies, (iv) the timing and amount of payments under technology development and licensing arrangements, and (vii) variations in the amount of manufacturing overhead absorbed into inventory. The Company anticipates drawing primarily on current inventories to fill most of its product orders through the end of fiscal 1999. Accordingly, the Company anticipates that production levels, and related absorption of manufacturing overhead, for the remainder of fiscal 1999 will be substantially lower than production levels in the corresponding period of fiscal 1998. See "Forward-Looking Statements."

Research and development expense increased from $218,000 in the second quarter of fiscal 1998 to $1.02 million in the second quarter of fiscal 1999. The increase was principally due to research and development cost of the blood glucose monitoring technology. The Company incurred $786,000 of research and development costs in the current quarter to develop the blood glucose monitoring technology as compared to no spending in the same quarter a year ago. In the quarter ended September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development relating to the blood glucose monitoring technology acquired from Elan. The acquired technology had not yet established technological feasibility and had no alternate future uses. Accordingly, accounting rules required that the acquisition cost of the technology be charged to expense. No such charge was incurred in the quarter ended September 30, 1998.

Selling, general and administrative expense decreased from $979,000 in the second quarter of fiscal 1998 to $899,000 in the second quarter of fiscal 1999. Selling expense for the current quarter decreased by $231,000 when compared with the same period a year ago, a result of reductions in the Company's direct sales force. The savings in selling expenses were partially offset by a $151,000 increase in administrative expenses, primarily relating to administrative costs of the Company's blood glucose monitoring development operations. There were no administrative costs associated with the blood glucose monitoring operations in second quarter of fiscal 1998.

Other income consists of earnings on available cash balances and fluctuates based on available cash balances.

On a segment basis, the needle-free injection operations reported a net loss of $259,000 for the quarter ended September 30,1998 as compared to a net loss of $994,000 for the quarter ended September 30, 1997. The improved performance is the result of increased licensing and technology revenues, reduced spending on sales and marketing and increased interest earned on comparatively higher cash balances.

The blood glucose monitoring business segment reported a net loss of $928,000 for the quarter ended September 30, 1998 compared to a net loss of $12 million for the quarter ended September 30, 1997. The decreased loss is due to the write-off of acquired in-process research and development cost in the second quarter of fiscal 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997 Revenues for the six months ended September 30, 1998 consist of product sales of $454,000 and licensing and technology revenues of $1.03 million. This compares to $987,000 in product sales and $250,000 in licensing and technology revenues for the six months ended September 30, 1997. The product sales decrease was due to a reduction in early orders in fiscal 1999 for flu season, a significant portion of which was attributable to certain customers using inventory acquired but not used in earlier periods to meet their current year flu season requirements. The increase in licensing and technology revenues was primarily due to receipt of a $750,000 payment under the agreement signed with Merck in July 1998.

Manufacturing expense decreased from $1.05 million for the first six months of fiscal 1998 to $770,000 for the six months ended September 30, 1998. The reduction was primarily due to lower unit sales volumes, resulting in a lower charge to cost of goods sold. The decrease in cost of goods sold was partially offset by lower production levels in the current fiscal year, resulting in a decrease of $63,000 in the amount of manufacturing overhead absorbed into inventory during the six months ended September 30, 1998. The Company anticipates drawing primarily on current inventories to fill most of its product orders through the end of fiscal 1999. Accordingly, the Company anticipates that production levels, and related absorption of manufacturing overhead, for the remainder of fiscal 1999 will be substantially lower than production levels in the corresponding period of fiscal 1998. See "Forward-Looking Statements."

Research and development expense increased from $472,000 in the six months ended September 30, 1997 to $2.1 million in the first six months of fiscal 1999. The increase was principally due to research and development cost relating to the blood glucose monitoring technology. The Company incurred $1.6 million of research and development costs in the first six months of fiscal 1999 to develop the blood glucose monitoring technology as compared to no spending in the same period a year ago. In the period ended September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development relating to the blood glucose monitoring technology acquired from Elan. The acquired technology had not yet established technological feasibility and had no alternate future uses. Accordingly, accounting rules required that the acquisition cost of the technology be charged to expense. No such charge was incurred in the six months ended September 30, 1998.

Selling, general and administrative expense decreased from $1.73 million in the six months ended September 30, 1997 to $1.68 million is the six months ended September 30, 1998. As a result of reductions in the Company's direct sales force, selling expense for the first six months of fiscal 1999 decreased by $398,000 when compared with the same period a year ago. The savings in selling expenses were mostly offset by a $345,000 increase in administrative expenses, primarily relating to administrative costs of the Company's blood glucose monitoring development operations. There were no administrative costs associated with the blood glucose monitoring operations in period ended September 30, 1997.

Other income consists of earnings on available cash balances and fluctuates based on available cash balances.

On a segment basis, the needle-free injection operations reported a net loss of $1.08 million for the six months ended September 30, 1998 as compared to a net loss of $1.98 million for the six months ended September 30, 1997. The improved performance is the result of increased licensing and technology revenues, reduced spending on sales and marketing and increased interest earned on comparatively higher cash balances.

The blood glucose monitoring business segment reported a net loss of $1.9 million for the six months ended September 30, 1998 compared to a net loss of $12 million for the quarter ended September 30, 1997. The decreased loss is due to the write-off of acquired in-process research and development cost in the fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, investment by Elan pursuant to the joint venture between the Company and Elan in October 1997,licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through September 30, 1998 totaled approximately $60.5 million.

During the second quarter of fiscal 1999 the Company raised approximately $1.08 million from issuance of capital stock. $1.06 million of that amount was proceeds from the exercise of warrants issued in connection with previous private placements of the Company's common stock and $28,000 was proceeds from the exercise of stock options.

Working capital at September 30, 1998 was $2.0 million compared with $3.0 million at March 31, 1998. Cash, cash equivalents and marketable securities totaled $3.0 million at September 30, 1998 compared to $1.9 million at March 31, 1998. The increase resulted primarily from cash proceeds received from issuance of the Company's common stock pursuant to warrant and stock option exercises and licensing and technology revenues offset by operating cash requirements, capital asset purchases and increases in product inventories.

Inventories increased from $1.9 million at March 31, 1998 to $2.0 million at September 30, 1998 due to the volume of syringe units sold being less than the volume of syringe units produced.

The Company believes that its current cash position, combined with revenues, other cash receipts, proceeds from the exercise of stock warrants and options, proceeds from the issuance of the Company's preferred stock to Elan and proceeds from the purchase by Elan of additional stock in JV pursuant to agreements entered into in connection with the joint venture, will be sufficient to fund the Company's operations through the end of fiscal 1999. See "Forward Looking Statements." In addition, the Company is considering a number of other potential financing alternatives. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or licensing and technology revenues could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and that such additional financing will be available on terms that are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and would materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.

GOVERNMENTAL REGULATION

No clearances from the FDA have been obtained for marketing the blood glucose monitoring technology presently being developed by the Company. The Company continues to research whether the FDA will require a 510(k) premarket approval ("510(k)") or a premarket notification ("PMA") device clearance with respect to any products developed based on this technology. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a PMA application. A PMA must show that the device is safe and effective and is generally a more complex submission than a 510(k)notification. A PMA typically requires more extensive testing before regulatory filing and a longer FDA review process. Another developer of a continuous glucose sensor system which was submitted to the FDA for clearance under a 510(k) notification was advised in July 1998 that the FDA would require regulatory submission under the PMA regulatory pathway. Based on this advisory and discussions with the FDA, the Company anticipates that the FDA will require a PMA application with respect to products developed under the Company's blood glucose monitoring technology. Whatever level of regulatory submission is required, the Company anticipates that extensive testing and regulatory review will be required of the Company's blood glucose monitoring product See "Forward Looking Statements." There can be no assurance that the regulatory review process will not cause significant delays in the product development schedule or that regulatory clearance will be obtained at all.


YEAR 2000 ISSUES
The Company is in the process of assessing its Year 2000 ("Y2K") issues. The assessment includes steps to review and obtain vendor certification of Y2K compliance of current systems, testing system compliance and implementing corrective action where necessary. A Y2K team composed of manager-level members from Manufacturing, Purchasing, Information Services and Finance is conducting the assessment. Assessment of the compliance of all critical systems, plans for remedial action, if any, and estimates of the cost of such remedial action are expected to be completed by the end of January 1999. Until the Y2K assessment is complete, the cost to address the Company's Y2K issues cannot be estimated with certainty.

Products
The Company's products do not incorporate either application or embedded software and are therefore not subject to Y2K issues.

Information Systems
The Company utilizes or will utilize by mid 1999, packaged application strategies for all critical information systems functions which have been certified by the vendors as being Y2K compliant. This includes financial software, operating and networking systems, application and data servers, PC and communications hardware and core office automation software.

Manufacturing  Systems  The  Company  is  currently  in the  process  of gaining
manufacturer   certification  of  Y2K  compliance  for  all  critical  automated components used in manufacturing the Company's products.

Supplier Base
The Company is in the process of implementing a Y2K audit program of suppliers critical to the Company's operations. Suppliers will be asked to certify Y2K compliance of systems critical to maintaining a continuing source of supply to the Company.

Risk
The Company will be at risk from external infrastructure failures that could arise from Y2K failures, including failure of electrical power and telecommunications. Investigation and assessment of the risk of failure of such infrastructure is beyond the scope and resources of the Company.

Business risks to the Company of not successfully identifying Y2K issues and undertaking effective remedial action include the inability to ship product, delay or loss of revenue and delay in manufacturing operations. The Company believes that it will successfully identify critical Y2K issues and substantially complete required remedial action before the end of 1999. Other than risks created by infrastructure failures or by the Company's dealings with third parties, where the actions of such third parties are beyond the Company's control, the Company believes that it will have no material business risk from Y2K issues. There can be no assurance that infrastructure failures will not occur or that third parties, over which the Company has no control will successfully address their own Y2K issues.


FORWARD LOOKING STATEMENTS

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's strategic relationship with Merck and Elan, future product development plans and plans for clinical studies in the blood glucose monitoring business segment, anticipated product sales revenues and licensing and technology revenues, expected sufficiency of capital resources and future sources of working capital, and Year 2000 issues. Certain forward looking statements are identified with a cross-reference to this section. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and factors include, without limitation and inclusive of risks, uncertainties and other factors contained in "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Overview," "-Liquidity and Capital Resources" "-Government Regulations" and "Year 2000 Issues" as well as: i) the risk that current strategic partnerships will not develop into long-term, revenue-producing relationships; ii) the risk that research and product development efforts will not produce the desired results; iii) uncertainties relating to the time and cost required to complete research and development; iv) uncertainties related to obtaining necessary clinical data and regulatory clearances; v) dependence on the continued performance of strategic partners such as Merck and Elan; and vi) dependence on the availability of additional financing at times and in such amounts as are necessary to continue to fund the Company's operations. For a more detailed description and discussion of such risks, uncertainties and other factors, readers of this report are referred to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made, and the Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

          None during the quarter ended September 30, 1998.

Item 2.   Changes in Securities

          In December 1996, the Company completed two private placements of units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $1.00. Preferred Technology, Inc. acted as agent in connection with the first placement and in connection therewith, received a placement fee and a warrant to acquire shares of Common Stock at an exercise price per share of $0.828125. In July and August 1998, warrants to purchase 1,028,571 shares of Common Stock were exercised at $1.00 per share and warrants to purchase 33,000 shares of Common Stock were exercised at $0.828125 per share.

          The warrants and the shares issued upon exercise of the warrants have been issued pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. In relying upon such exemption (1) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that the purchaser was an accredited investor and had such knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investment, and (iv) the purchaser represented that it was acquiring the shares for itself and not for distribution.

          Aggregate proceeds to the Company from the warrant exercises totaled approximately $1.056 million.

Item 3.   Defaults Upon Senior Securities

          None during the quarter ended September 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the annual general meeting of the shareholders of the Company held at 9:00 am on September 10, 1998 in Portland, Oregon, the following matters were submitted to a vote of the shareholders:

          Election of directors. The slate of directors was approved by the Company's shareholders with no director receiving less than 22,754,544 votes in favor and no more than 299,578 withheld. David de Weese received 22,755,544 votes in favor and 298,578 votes withheld; Grace K. Fey received 22,755,544 votes in favor and 298,578 votes withheld; William A. Gouveia received 22,755,544 votes in favor and 298,578 votes withheld; Eric Herfindal received
22,755,544 votes in favor and 298,578 votes withheld; James C. O'Shea received 22,818,742 votes in favor and 235,380 votes withheld; Richard Plestina received 22,755,544 votes in favor and 298,578 votes withheld; John Ruedy, MD, received
22,755,444 votes in favor and 298,678 votes withheld; and Mike Sember received 22,754,544 in favor and 299,578 votes withheld. Shares voted totaled 23,054,122.

         Amend Articles of Incorporation to provide for a classified Board of Directors proposal. The proposal passed receiving 11,482,799 votes in favor, 984,275 votes against and 224,766 votes abstaining, out of shares voted totaling 12,691,840.

         Amend Articles of Incorporation to require a super-majority vote to later amend certain provisions of the Articles of Incorporation proposal. The proposal passed receiving 10,804,277 votes in favor,1,667,206 votes against and 220,357 votes abstaining, out of shares voted totaling 12,691,840.

        Amend the 1992 Stock Option Plan to increase the number of shares available for issuance under the plan proposal. The proposal passed receiving 10,615,225 votes in favor,1,208,791 votes against and 144,947 votes abstaining, out of shares voted totaling 11,968,963.

       There were 28,449,558 common shares outstanding as of the date of record of July 24, 1998.

Item 5.   Other Information

          None during the quarter ended September 30, 1998.

Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:

             10.61 Employment Contract between Bioject JV Subsidiary Inc. and
                   Bradley J. Enegren.

             10.62 Confidentiality/Inventions/Noncompetition Agreement between
                   Bioject JV Subsidiary Inc. and Bradley J. Enegren

             27.1  Financial Data Schedule

           REPORTS ON FORM 8K:

            None during the quarter ended September 30, 1998

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  November 13, 1998            /S/ James O'Shea
                                    ---------------------------------
                                    James O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Michael A. Temple
                                    ---------------------------------
                                    Michael A. Temple
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION


10.61 Employment Contract between Bioject JV Subsidiary Inc. and Bradley J. Enegren.

10.62 Confidentiality/Inventions/Noncompetition Agreement between Bioject JV Subsidiary Inc. and Bradley J. Enegren

27.1      Financial Data Schedule