Form 10-Q
period 1998-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1999-02-11
CIK 810084

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                       -----------------------------------

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR


                For the quarterly period ended December 31, 1998


                           Commission File No. 0-15360


                        BIOJECT MEDICAL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)


          Oregon                                          93-1099680
(State of other jurisdiction of                   (I.R.S. identification no.)
employer incorporation or organization)



7620 SW Bridgeport Road
Portland, Oregon                                             97224
(Address of principal executive offices)                   (Zip code)



(Registrant's telephone number, including area code)   (503) 639-7221


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At December 31, 1998 there were 28,920,886 outstanding shares of common stock of the registrant.

                                        PART I
                                FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. ("BMT"), an Oregon corporation, and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free injector operations are conducted by Bioject Inc. ("BI"), an Oregon corporation formed in February 1985, which is a wholly owned subsidiary of BMT Its blood glucose monitoring system operations are conducted by Marathon Medical Technologies Inc.("MMT"), formerly Bioject JV Subsidiary Inc. ("JV"), an Oregon corporation formed in October 1997, which is owned 80.1% by BMT.

     The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the third quarter of the year ending March 31, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.


          - Consolidated Statements of Operations for the quarters ended December 31, 1998 and December 31, 1997

          - Consolidated Statements of Operations for the nine months ended December 31, 1998 and December 31, 1997

          -    Consolidated Balance Sheets dated December 31, 1998 and March
               31, 1998

          - Consolidated Statements of Cash Flows for the quarters ended December 31, 1998 and December 31, 1997

          - Consolidated Statements of Cash Flows for the nine months ended December 31, 1998 and December 31, 1997

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Quarter Ended
                                  December 31,

                                                      1998            1997
                                                   ----------      ----------

REVENUES:

     Net sales of products                        $    51,476      $  313,153
     Licensing/technology fees                        887,283         125,000
                                                    -----------     ---------
                                                      938,759         438,153
                                                    -----------     ---------
EXPENSES:

     Manufacturing                                    320,687        389,048
     Research and development                       1,006,446        205,146
     Selling, general and administrative              719,067        901,270
                                                  -----------    ------------
     Total operating expenses                      2,046,200       1,495,464
                                                  -----------    ------------
     Operating loss                               (1,107,441)     (1,057,311)
        Interest expense                               --           (225,281)
        Other income                                  34,815          32,061
                                                  ------------   ------------
     Loss before taxes                            (1,072,626)    ( 1,250,531)
     Provision for income                              --            --
     Minority interest allocation                      --            --
                                                  ------------   ------------
     Net loss                                     (1,072,626)    ( 1,250,531)
     Preferred Stock dividend                       (361,234)          --
                                                  ------------   ------------

Net loss allocable to common
shareholders                                  $   (1,433,859)   $( 1,250,531)
                                                   ===========   ============

Basic and diluted net loss per
common share                                  $        (.05)    $       (.05)
                                                   ===========   ============

Shares used in per share calculation               28,908,264      24,903,892
                                                   ===========   ============


The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Nine-Months Ended
                                                       December 31,

                                                   1998             1997
                                               ------------     -----------

REVENUES:

     Net sales of products                     $  505,288      $ 1,300,620
     Licensing/technology fees                  1,912,842          375,000
                                               -----------      ----------
                                                2,418,130        1,675,620
                                               ------------     ----------
EXPENSES:

     Manufacturing                              1,091,015        1,440,684
     Research and development                   3,086,110          677,127
     Selling, general and administrative        2,399,569        2,633,934
     Acquired in-process R&D                         --         15,000,000
                                               -----------    ------------
      Total operating expenses                  6,576,694       19,751,745
                                               -----------    ------------

Operating loss                                 (4,158,564)     (18,076,125)
        Interest Expense                             --           (225,281)
        Other (income)                             91,977           64,392
                                               -----------    ------------
     Loss before taxes                         (4,066,587)     (18,237,014)
     Provision for income taxes                      --               --
     Minority interest allocation                    --          2,985,000
                                               -----------    ------------
     Net loss                                $ (4,066,587)    $(15,252,014)
     Preferred Stock dividend                  (1,056,496)            --
                                               -----------    ------------

Net loss allocable to
common shareholders                          $ (5,123,083)    $(15,252,014)

Basic and diluted net loss per common share  $      (.18)     $       (.68)
                                               ===========    =============

Shares used in per share calculation           28,111,400        22,356,973
                                               ===========    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                 December 31,   March 31,
                                                    1998         1998
                                                  -----------   ----------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                  $ 2,389,254   $ 1,900,839
     Accounts receivable, net                       333,260       153,721
     Inventories                                  2,019,638     1,891,970
     Other current assets                            62,465        75,292
                                                   ---------    ----------
          Total current assets                    4,804,617     4,021,822

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      2,542,515     2,241,904
     Production molds                             1,953,267     1,945,267
     Furniture and fixtures                         192,633       158,477
     Leasehold improvements                         101,615        94,115
                                                   ----------   -----------
                                                  4,790,030     4,439,763
     Less - Accumulated depreciation             (2,483,325)   (1,947,006)
                                                  ----------   ------------
                                                  2,306,705     2,492,757

Other assets                                        512,471       463,031
                                                 -----------   ------------
                                                $ 7,623,793   $ 6,977,610
                                                 ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $2,017,226    $   497,180
     Accrued payroll                                181,354        218,424
     Other accrued liabilities                      415,840        277,122
     Deferred revenue                               124,999         10,000
                                                 -----------   -----------
          Total current liabilities               2,739,419      1,002,726

SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding
     Series A Convertible-692,694 shares,
     $15 stated value                            8,826,052       7,826,157
     Series B Convertible -134,333 shares,
     $15 stated value                            1,547,894       1,491,289
     Common stock, no par, 100,000,000 shares
      authorized;  issued and outstanding
      28,920,886 and 25,503,038 shares
      at December 31, 1998 and
      March 31, 1998, respectively              50,533,370      47,557,297
    Accumulated deficit                        (56,022,942)    (50,899,859)

                                              -------------   --------------
          Total shareholders' equity             4,884,374       5,974,884
                                              -------------   --------------
                                                $7,623,793     $ 6,977,610
                                              =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   BIOJECT MEDICAL TECHNOLOGIES INC.AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         Nine-Months Ended
                                                           December 31,
                                                        1998           1997
                                                     -----------     ---------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss allocable to common shareholders     $(5,123,083)   $ (15,252,014)
     Adjustments to net loss:
        Depreciation and amortization                  565,542          390,252
        Contributed capital for services                32,242           82,941
        Acquired in process R&D                                      12,015,000
        Preferred stock dividends                    1,056,496               --
Net changes in assets and liabilities:
        Accounts receivable                           (179,539)       (201,307)
        Inventories                                   (127,668)       (134,938)
        Other current assets                            12,827          (9,309)
        Accounts payable                             1,520,049         (80,834)
        Accrued payroll                                (37,070)        (13,459)
        Other accrued liabilities                      138,720         281,997
        Deferred revenue                               114,999        (250,000)
                                                    -----------     -----------
     Net cash used in operating activities          (2,026,485)     (3,171,671)
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of securities available for sale            --      (1,967,749)
       Acquisition of blood glucose monitoring
        technology                                          --     (15,000,000)
       Property and equipment                         (350,267)        (99,318)
       Other assets                                    (78,664)        (43,578)
                                                     -----------    -----------
     Net cash used in investing activities            (428,931)    (17,110,645)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                                  --      12,015,000
Cash proceeds from common stock                      2,943,831       4,167,828
Proceeds from minority interest capital
 Investment in joint venture subsidiary                     --       2,985,000
                                                    ------------   -------------
     Net cash provided by financing activities:      2,943,831      19,167,828
                                                   -------------   -------------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease) in cash and
       cash equivalents                                488,415      (1,114,488)
     Cash and cash equivalents at beginning
       of period                                     1,900,839       2,116,478
                                                    -------------   ----------
     Cash and cash equivalents at end
       of period                                    $2,389,254     $ 1,001,990
                                                     =========       =========


The accompanying notes are an integral part of these consolidated financial Statements.

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY:

The  consolidated  financial  statements of Bioject  Medical  Technologies  Inc.
(the"Company"), include the accounts of Bioject Medical Technologies Inc. ("BMT"),an Oregon Corporation, its wholly owned subsidiary, Bioject Inc., an Oregon Corporation ("BI"), and its 80.1% owned subsidiary, Marathon Medical Technologies Inc. ("MMT"), formerly Bioject JV Subsidiary Inc.("JV"), an Oregon corporation. All significant intercompany transactions have been eliminated. Bioject Inc. commenced operations in 1985. Bioject Medical Technologies, Inc. was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company of Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Bioject JV Subsidiary Inc. was formed in October 1997 in connection with a venture arrangement with Elan Corporation, plc ("Elan"). On December 7, 1998, the Board of Directors of the JV approved the name change to Marathon Medical Technologies Inc. All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, sales and marketing activities. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. In June 1994, the Company received clearance from the FDA under Section 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a needle-free disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. On September 30, 1997, the Company entered into a joint venture agreement with Elan to develop and commercialize certain blood glucose monitoring technology, which the Company licensed from Elan. The blood glucose monitoring technology is also subject to government regulation in the U.S. by the FDA and abroad by various agencies. On March 23,1998 the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered, needle-free self-injection device which currently has regulatory clearance for administering injections of insulin.

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


2.       ACCOUNTING POLICIES:

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                          December 31,         March 31,
                                             1998                1998
                                          -----------         -----------
           Raw Materials                 $   762,704         $   754,715
           Work in Process                    10,802               9,763
           Finished Goods                  1,246,132           1,127,492
                                          -----------         -----------
                                         $ 2,019,638         $ 1,891,970
                                          ===========         ===========

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


RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's expenses to conform to the current year's presentation.


NET LOSS PER SHARE

The following common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

  Nine Months Ended December 31,             1998                1997
                                          ---------           ---------
    Warrants and stock options            8,535,953          14,371,101
    Convertible preferred stock           8,797,722                  --
                                          ---------          ----------
                                         16,806,223          14,351,101
                                         ==========          ==========


3.   RELATED PARTY TRANSACTIONS

A significant portion of the research and development expenses of the blood glucose monitoring business segment are incurred by Elan and billed to the Company under a contractual arrangement between the two companies. Included in accounts payable and other accrued liabilities at December 31, 1998 is approximately $1.94 million owed to Elan under this arrangement.


4.   SEGMENT INFORMATION

The Company has adopted the segment reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. At present, the Company has two reportable segments which offer, or are developing different products and are managed separately. Each business requires different technology and marketing strategies. The following sets forth the unaudited results of operations of the Company for its two segments of operations - needle-free injection technology and blood glucose monitoring technology:


                            Needle-free Injection          Needle-free Injection
                               Quarter Ended                  Nine-Months Ended
                                December 31,                   December 31,
                              ------------------         -----------------------
                                1998        1997             1998          1997
                              -------    -------           -------       -------

REVENUES:
  Net sales of products      $   51,476   $ 313,153        $505,288   $1,300,620
  Licensing/technology fees     887,283     125,000       1,912,842      375,000
                                -------     -------       ---------      -------
                                938,759     438,153       2,418,130    1,675,620
                                -------     -------        ---------    --------
EXPENSES:
  Manufacturing                 320,687     389,048       1,091,015    1,440,684
  Research & development        239,711     205,146         720,621      677,127
  Selling, general-
   & administrative             560,609     862,774       1,926,303    2,595,438
                               ---------   ---------       ---------   ---------
  Total operating expenses    1,121,007   1,456,968       3,737,939    4,713,249
                               ---------   ---------       ---------    --------

  Operating loss               (182,248) (1,018,815)     (1,319,809) (3,037,629)
  Other income/(expense)         34,816    (193,220)         91,977    (160,889)
                                 -------     -------       ---------    -------
   Loss before taxes           (147,432) (1,212,035)     (1,227,832) (3,198,518)
   Provision for income taxes         -           -               -           -
                                 -------     -------        --------   ---------
   Net loss                   $(147,432) $(1,212,035)   $(1,227,832) (3,198,518)
                                =======    =========      =========   =========


                              Blood glucose Monitoring            Blood glucose Monitoring
                                    Quarter Ended                       Nine-Months Ended
                                     December 31,                         December 31,
                                 1998            1997                  1998          1997
                                 ----            ----                  ----          ----

REVENUES:
 Net sales of products      $       --       $        --           $      --      $     --
 Licensing/technology fees          --                --                  --            --
                                ---------       ----------          ----------  ----------
                                    --              --                    --            --
                                ---------       ----------          ----------  ----------

EXPENSES:
 Manufacturing                      --                 --                 --            --
 Research & development        766,735                 --          2,365,489            --
 Selling, general
  & administrative             158,458             38,496            473,266        38,496
 Acquired in-process R&D            --                 --                 --    15,000,000
                               --------        ----------          ----------   ----------
 Total operating expenses      925,193             38,496          2,838,755    15,038,496
                               --------        ----------          ----------   ----------

 Operating loss               (925,193)           (38,496)        (2,838,755) (15,038,496)
 Other income                       --                 --                 --           --
                              --------         ----------         ----------   ----------

 Loss before taxes            (925,193)           (38,496)        (2,838,755) (15,038,496)
 Provision for income taxes         --                 --                 --           --
 Minority interest allocation       --                 --                 --    2,985,000
                               --------        ----------         ----------   ----------

 Net loss                  $  (925,193)     $     (38,496)       $(2,838,755) (12,053,496)
                            ===========       ============        ===========  ===========


At December 31, 1998, the blood glucose monitoring business segment had cash on hand of $3,800, net property and equipment, at cost, of $252,000 and accounts payable of $1.8 million and accrued expenses of $247,000. The blood glucose monitoring business segment had no other significant assets or liabilities at December 31,1998. Accordingly, after separating the blood glucose monitoring business segment assets and liabilities, the accompanying balance sheets effectively represent the assets and liabilities of the needle-free injection business segment. In the future, certain proceeds from the sale of equity or issuance of debt by MMT may be restricted to MMT operations


5.   NEW ACCOUNTING PRONOUNCEMENT

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

In July 1998, the Company entered into a short-term agreement with Merck & Co, Inc. ("Merck"), a worldwide leader in the development, manufacture and sale of a broad range of human and animal health products and services. The agreement provides Merck the rights to use the Biojector 2000 jet injection system with selected Merck vaccines. The Company believes that this agreement is the first step in establishing a long-term relationship between the two companies whereby Merck will use the Company's needle-free injection technology in connection with certain of its vaccines. See "Forward Looking Statements". In the current quarter, the Company received a $750,000 nonrefundable payment under the current agreement between the Company and Merck. This is the second and final payment for a total of $1.5 million scheduled to be paid under the agreement. Also during the current quarter, the Company and Merck continued negotiating a long-term relationship between the two companies.

There can be no assurance that such long-term relationship will be established. See "Forward Looking Statements." Through its joint venture with Elan, the Company is actively engaged in developing its continuous blood glucose monitoring technology. To date, the Company continues to develop and test a clinical prototype. In April 1998, a human clinical study of six patients with a prototype of the blood glucose monitoring device was conducted. The Company is planning further preliminary clinical studies in the spring of 1999. Based on the results of these studies, the Company intends to plan and conduct further preliminary clinical studies leading to conducting pivotal clinical trials of the monitoring system, the results of which are intended to support its application to the FDA to market the product in the United States. See "Forward Looking Statements"

The Company's revenues to date have not been sufficient to cover operating expenses. The Company believes that increased revenues should result from i) expanded licensing and technology revenues from both current and future strategic corporate relationships; ii)increased sales of the Company's needle-free injection products as the products achieve greater market acceptance and penetration, both through continued direct sales efforts and through corporate marketing relationships; and iii) revenues from the Company's blood glucose monitoring technology, provided that the Company is successful in completing development of that technology and bringing the technology to market. See "Forward-Looking Statements." In addition to continuing to fund the operations of its needle-free injection business, the Company is required to fund substantial, ongoing research and development costs associated with developing the blood glucose monitoring technology as well as future milestone payments to Elan totaling $15.5 million. Since no revenue from blood glucose monitoring products is expected for a number of years, the Company expects significant losses unless licensing and technology revenues from strategic corporate relationships and revenues from sales of the Company's needle-free products increase substantially. See "Forward Looking Statements." The level of revenues required to generate net income will be affected by a number of factors including the pricing of the Company's products, its ability to attain volume purchasing and efficiencies, the ability to develop and market products pursuant to its relationships with companies such as Merck and Elan, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will be able to successfully generate additional, ongoing licensing and technology revenues or sell products at prices or in volumes sufficient to achieve profitability or to offset increases in the Company's research and development expenses or other costs.

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including (i)timing of new product introductions by the Company and its competition, (ii) the cost and length of time required to complete development and commercialization of, and gain regulatory clearance for, the blood glucose monitoring technology, (iii) length of time to close product sales, (iv) customer budget cycles, (v) uncertainties and changes in customer purchases due to changes in third party reimbursement policies, (iv) the timing and amount of payments under technology development and licensing arrangements, and (vii) variations in the amount of manufacturing overhead absorbed into inventory. The Company anticipates drawing primarily on current product inventories to fill most of its orders for needle-free injection products through the end of fiscal 1999 and through the first quarter of fiscal 2000. Accordingly, the Company anticipates that production levels, and related absorption of manufacturing overhead, for the remainder of fiscal 1999 and for the first quarter of fiscal 2000 will be substantially lower than production levels in the corresponding periods of fiscal 1998 and 1999. See "Forward-Looking Statements."

THREE MONTHS ENDED DECEMBER 31,1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31,1997 Revenues for the three months ended December 31, 1998 consist of needle-free injection product sales of $51,000 and licensing and technology revenues of $887,000. This compares to $313,000 in product sales and $125,000 in licensing and technology revenues for the quarter ended December 31, 1997. The product sales decrease was due to flu season orders at levels lower than in the prior year and due to returns in the current quarter of unused product shipped to a few major customers in the second quarter. The product returns resulted from certain customers misinterpreting regulatory labeling on certain flu vaccines. The Company believes that the label interpretation problem is resolved and will not recur in the fiscal 2000 flu season. See "Forward Looking Statements". The increase in licensing and technology revenues was primarily due to receipt of $750,000 under the agreement signed with Merck in July 1998.

Manufacturing expense decreased from the third quarter of fiscal 1998 to the third quarter of fiscal 1999 by $68,000, primarily due to lower unit sales volumes, resulting in a lower charge to cost of goods sold. The decrease in cost of goods sold was partially offset by lower production levels in the current quarter resulting in a decrease of $135,000 in manufacturing overhead absorbed into inventories.

Research and development expense increased from $205,000 in the third quarter of fiscal 1998 to $1.0 million in the third quarter of fiscal 1999. The increase was principally due to research and development costs of the blood glucose monitoring technology. The Company incurred $767,000 of research and development costs in the current quarter to develop the blood glucose monitoring technology as compared to no spending in the same quarter a year ago.

Selling, general and administrative expense decreased from $901,000 in the third quarter of fiscal 1998 to $719,000 in the third quarter of fiscal 1999, primarily as a result of the reduced size of the Company's direct sales force. Selling expense for the current quarter decreased by $180,000 when compared with the same period a year ago.

No interest expense has been incurred in fiscal 1998. As a result, interest expense decreased by $225,000 in fiscal 1999 due to the conversion of long-term debt into preferred stock in the fourth quarter fiscal 1998. Other income consists of earnings on available cash balances and fluctuates based on such balances.

On a segment basis, the needle-free injection operations reported a net loss of $147,000 for the quarter ended December 31,1998 as compared to a net loss of $1.2 million for the quarter ended December 31, 1997. The improved performance is the result of increased licensing and technology revenues, and reduced spending on selling, general and administrative expenses. No further licensing revenues are expected in the fourth quarter under the current agreement with Merck. As a result, unless a new licensing agreement is concluded with Merck or another corporate partner that results in significant licensing revenue in the fourth quarter, the Company anticipates licensing revenues for the fourth quarter of fiscal 1999 to be substantially lower than licensing revenues for the quarter ended December 31, 1998.

The blood glucose monitoring business segment reported a net loss of $925,000 for the quarter ended December 31, 1998 compared to a net loss of $38,000 for the quarter ended December 31, 1997. The increased loss is due to the fact that pursuant to the agreement with Elan, MMT is funding, and will continue to fund the full research and development effort of the blood glucose monitoring technology. In the same quarter a year ago, Elan was funding the cost of that development.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997 Revenues for the nine months ended December 31, 1998 consist of product sales of $505,000 and licensing and technology revenues of $1.9 million. This compares to $1.3 million in product sales and $375,000 in licensing and technology revenues for the nine months ended December 31, 1997. The product sales decrease was due to a reduction in orders in fiscal 1999 for flu season, a significant portion of which was attributable to certain customers using inventory acquired but not used in earlier periods to meet their current year flu season requirements and also due to a reduced direct sales force. Also contributing to the product sales decline in fiscal 1999 was the return of unused product by certain customers as discussed in the comparison of operating results for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The increase in licensing and technology revenues was primarily due to receipt of $1.5 million under the agreement signed with Merck in July 1998.

Manufacturing expense decreased from $1.4 million for the first nine months of fiscal 1998 to $1.1 million for the nine months ended December 31, 1998. The reduction was primarily due to lower unit sales volumes, resulting in a lower charge to cost of goods sold. The decrease in cost of goods sold was partially offset by lower production levels in the current fiscal year, resulting in a decrease of $199,000 in the amount of manufacturing overhead absorbed into inventory during the nine months ended December 31, 1998. The Company anticipates drawing primarily on current inventories to fill most of its needle-free injection product orders through the end of fiscal 1999 and through the first quarter of fiscal 2000. Accordingly, the Company anticipates that production levels for the remainder of fiscal 1999 and for the first quarter of fiscal 2000 will be substantially lower than production levels in the corresponding periods of fiscal 1998 and 1999. See "Forward-Looking Statements."

Research and development expense increased from $677,000 in the nine months ended December 31, 1997 to $3.1 million in the first nine months of fiscal 1999. The increase was principally due to research and development costs relating to the blood glucose monitoring technology. The Company incurred $2.4 million of research and development costs in the first nine months of fiscal 1999 to develop the blood glucose monitoring technology as compared to no spending in the same period a year ago.

Selling, general and administrative expense decreased from $2.6 million in the nine months ended December 31, 1997 to $2.4 million in the nine months ended December 31, 1998. This decrease was a result of reductions in the Company's direct sales force, resulting in selling expense for the first nine months of fiscal 1999 decreasing by $578,000 when compared with the same period a year ago. The savings in selling expenses were offset by a $343,000 increase in administrative expenses, all of which is attributable to administrative costs of the Company's blood glucose monitoring development operations. Administrative costs associated with the blood glucose monitoring operations were $38,000 in the period ended December 31, 1997.

No interest expense has been incurred in fiscal 1998. As a result, interest expense decreased by $225,000 in fiscal 1999 due to the conversion of long-term debt into preferred stock in the fourth quarter fiscal 1998. Other income consists of earnings on available cash balances and fluctuates based on such cash balances.

On a segment basis, the needle-free injection operations reported a net loss of $1.2 million for the nine months ended December 31, 1998 as compared to a net loss of $3.2 million for the nine months ended December 31, 1997. The improved performance is the result of increased licensing and technology revenues, and reduced spending on selling, general and administrative expenses.

The blood glucose monitoring business segment reported a net loss of $2.8 million for the nine months ended December 31, 1998 compared to a net loss of $12.1 million for the quarter ended December 31, 1997. The decreased loss is due to a $12.1 million write-off of acquired in-process research and development cost in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, investment by Elan pursuant to the joint venture between the Company and Elan in October 1997,licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through December 31, 1998 totaled approximately $59.8 million.

Working capital at December 31, 1998 was $2.0 million compared with $3.0 million at March 31, 1998. Cash, cash equivalents and marketable securities totaled $2.4 million at December 31, 1998 compared to $1.9 million at March 31, 1998. The increase resulted primarily from cash proceeds received from issuance of the Company's common stock pursuant to warrant and stock option exercises and licensing and technology revenues offset by operating cash requirements, capital asset purchases and increases in product inventories.

Inventories increased from $1.9 million at March 31, 1998 to $2.0 million at December 31,1998 due to the volume of syringe units sold being less than the volume of syringe units produced and the build-up of raw materials for the manufacturing of the Vitajet product line.

A significant portion of the research and development expenses of the blood glucose monitoring business segment are incurred by Elan and billed to the Company under a contractual arrangement between the two companies. Included in accounts payable and other accrued liabilities at December 31, 1998 is approximately $1.94 million owed to Elan under this arrangement.

The Company believes that its current cash position, combined with revenues, other cash receipts, proceeds from the exercise of stock warrants and options, proceeds from the issuance of the Company's preferred stock to Elan and proceeds from the purchase by Elan of additional stock in MMT pursuant to agreements entered into in connection with the joint venture, will be sufficient to fund the Company's operations into the second quarter of fiscal 2000. See "Forward Looking Statements." The Company is considering a number of other potential financing alternatives. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or licensing and technology revenues could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and that such additional financing will be available on terms that are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and would materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing.


GOVERNMENTAL REGULATION

No clearances from the FDA have been obtained for marketing the blood glucose monitoring technology presently being developed by the Company. The Company has concluded that a premarket approval("PMA") device clearance will be required for products developed based on this technology. A PMA must show that the device is safe and effective and is generally a more complex submission than a 510(k) notification, the regulatory clearance under which the Company's jet injection products have been cleared for marketing. A PMA typically requires more extensive testing before regulatory filing and a longer FDA review process. See "Forward Looking Statements." There can be no assurance that the regulatory review process will not cause significant delays in the product development schedule or that regulatory clearance will be obtained at all.


YEAR 2000 ISSUES

The Company is in the process of assessing its Year 2000 ("Y2K") issues. The Assessment includes steps to review and obtain vendor certification of Y2K compliance of current systems, testing system compliance and implementing corrective action where necessary. A Y2K team composed of manager-level members from Manufacturing, Purchasing, Information Services and Finance is continuing to conduct the assessment. Assessment of the compliance of all critical systems, plans for remedial action, if any, and estimates of the cost of such remedial action are expected to be completed by the end of February 1999. Until the Y2K assessment is complete, the cost to address the Company's Y2K issues cannot be estimated with certainty.

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

Risk

The Company will be at risk from external infrastructure failures that could arise from Y2K failures, including failure of electrical power and telecommunications. Investigation and assessment of the risk of failure of such infrastructure is beyond the scope and resources of the Company. The Company intends to rely on vendor certification of Y2K compliance and does not plan to audit vendor systems to test their compliance. The Company will be at risk with respect to vendors who certify their systems as being Y2K compliant but who are unable to deliver potentially critical supplies and services to the Company on account of Y2K noncompliance.

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


FORWARD LOOKING STATEMENTS

This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's strategic relationships with Merck and Elan, future product development plans and plans for clinical studies in the blood glucose monitoring business segment, anticipated product sales revenues and licensing and technology revenues, expected sufficiency of capital resources and future sources of working capital, and Year 2000 issues. Forward looking statements are identified with a cross-reference to this section. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and factors include, without limitation and inclusive of risks, uncertainties and other factors contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview," "-Liquidity and Capital Resources" "-Government Regulations" and "Year 2000 Issues" as well as: i) the risk that current strategic partnerships will not develop into long-term, revenue-producing relationships; ii) the risk that research and product development efforts will not produce the desired results; iii) uncertainties relating to the time and cost required to complete research and development; iv) uncertainties related to obtaining necessary clinical data and regulatory clearances; v) dependence on the continued performance of strategic partners such as Merck and Elan; and vi) dependence on the availability of additional financing at times and in such amounts as are necessary to continue to fund the Company's operations. For a more detailed description and discussion of such risks, uncertainties and other factors, readers of this report are referred to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made, and the Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.



                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

          None during the quarter ended December 31, 1998.

Item 2.   Changes in Securities

          None during the quarter ended December 31, 1998.

Item 3.   Defaults Upon Senior Securities

          None during the quarter ended December 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during the quarter ended December 31, 1998.

Item 5.   Other Information

          None during the quarter ended December 31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:

             27.1  Financial Data Schedule

           REPORTS ON FORM 8K:

            None during the quarter ended December 31, 1998

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  February 11, 1999            /S/ James O'Shea
                                    ---------------------------------
                                    James O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /S/ Michael A. Temple
                                    ---------------------------------
                                    Michael A. Temple
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION


27.1      Financial Data Schedule