Form 10-K
period 1999-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1999-06-29
CIK 810084

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-K

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ________

                           Commission File No. 0-15360

                        BIOJECT MEDICAL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

             Oregon                                     93-1099680
--------------------------------------        ---------------------------------
(State of other jurisdiction of               (I.R.S. identification no.)
 incorporation or organization)

      7620 SW Bridgeport Road
       Portland, Oregon                                    97224
--------------------------------------        ---------------------------------
(Address of principal executive offices)                (Zip code)


(Registrant's telephone number, including areas code)  (503) 639-7221

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
-------------------------              -----------------------------------------
         None                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          ----------------------------
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of voting stock held by non-affiliates of the registrant, as of May 31, 1999: $50,594,111


Indicate the number of shares outstanding of each of tFhe registrant's classes of common stock, as of May 29, 1999: Common Stock, no par value, 29,011,236 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Shareholders' Meeting are incorporated by reference into Part III.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern, among other things, future product development plans, anticipated revenues from product sales and licensing and technology fees, anticipated proceeds from the sale of the Company's blood glucose monitoring technology, expected sufficiency of capital resources, future sources of working capital, and Year 2000 issues. These forward-looking statements are often identified with a cross-reference to this section. Such forward-looking statements are based on expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates that involve risks and uncertainties. These forward-looking statements are usually accompanied by words such as "believe", "anticipate", "plan", "seek", "expect", "intend" and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or industry results to be materially different from the results, performance, or achievements discussed or implied in the forward-looking statements. These risks, uncertainties and other factors include, without limitation and inclusive of risks, those described in the "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this annual report. Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.


GENERAL

Bioject Medical Technologies Inc. ("Bioject" or the "Company") develops, manufactures and markets jet injection systems for needle-free drug delivery. The Company sells its products directly to healthcare providers. The Company also licenses its technology to leading pharmaceutical and biotechnology companies for whose products the Company's technology provides increased medical efficacy or enhanced market acceptance.

The Company manufactures and markets a professional needle-free injection system, the Biojector(R) 2000, which allows healthcare professionals to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Using this technology to administer injections virtually eliminates the risk of contaminated needlestick injuries and the resulting blood-borne pathogen transmission, which is a major concern throughout the healthcare industry. The Biojector 2000 system consists of two components: a handheld, reusable jet-injector (the "Biojector 2000" or "B-2000") and a sterile, single-use disposable syringe (the "Biojector syringe"). The Company also manufactures and markets a device that allows the Biojector syringe to be filled without a needle (the "Vial Adapter"). The Vial Adapter may be purchased either separately or as a pre-packaged component of the B-2000 system. The B-2000 system is capable of delivering needle-free injections in varying doses up to 1 ml. The Company has also developed the B-2020 and B-4000 jet-injection systems. The B-2020 system is similar in design and intended use to the B-2000 system except that it is designed to deliver injections in varying doses up to 1.5 ml. The B-4000 system is intended to be used by non-professionals to self-administer injections of various medications in varying doses up to 1 ml. The Company has not yet received regulatory clearance to begin selling either the B-2020 or the B-4000 systems. See "Business - Governmental Regulation".

The Company also markets the Vitajet 3 (R),("Vitajet") a spring-powered, needle-free self-injection device, the rights to which were acquired in a transaction with Vitajet Corporation in March 1998. The Vitajet currently has regulatory clearance for administering injections of insulin. See "Business - Research and Product Development".

Under a January 1995 agreement with Hoffman LaRoche Inc. ("Roche") the Company agreed to develop a needle-free injection system for Roche to use with certain of its products. The B-2020 system was designed as a result of this agreement. The Company and Roche intended that Roche would be granted worldwide rights to distribute the B-2020 for a specific class of medications. In June 1999, after the end of the fiscal year, Roche advised the Company that because of the additional time and cost required to gain regulatory clearance to use the B-2020 in conjunction with the Roche drugs and because of an overall change in its marketing strategy for the drugs in question, it does not intend to pursue distributing the B-2020 and is relinquishing its exclusive rights to the product. See "Business - Research and Product Development", "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In October 1997, the Company entered into a license agreement with Elan Corporation, plc ("Elan"). Under this agreement, the Company licensed certain blood glucose monitoring technology from Elan and formed a new subsidiary of the Company, Marathon Medical Technologies Inc. ("Marathon Medical") (formerly Bioject JV Subsidiary Inc.), to develop and commercialize the licensed technology. As part of the transaction, Elan acquired common and preferred stock of the Company and a 19.9 percent interest in Marathon Medical. In May 1999, rather than continue to fund the cost of its development, the Company entertained a preliminary proposal from a third party to purchase Marathon Medical's blood glucose monitoring technology. Pursuant to the proposal, the Company intends to enter into an agreement to sell the license to the blood glucose monitoring technology, along with certain fixed assets. During the period of March through May 1999, it became increasingly clear that the technology would take longer and require greater resources to commercialize than the Company had anticipated. At the same time, the Company concluded that it would be unable to finance its required contributions to Marathon Medical through sales of equity securities without very substantial dilution to the Company's existing shareholders. The completion of the transaction is subject to negotiation and execution of definitive agreements and satisfaction of certain conditions, so there can be no assurance that the transaction will be completed on the terms anticipated by the Company or at all. If the proposed transaction is not completed, the Company intends to pursue other means to dispose of the blood glucose monitoring technology. Accordingly, Marathon Medical's operation is reported as "Discontinued Operations" in the financial statements and other financial information included as a part of this report. See "Risk Factors Uncertainty of the Sale of the Blood Glucose Monitoring Technology", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Consolidated Financial Statements and Supplementary Data Notes to Consolidated Financial Statements".

Since licensing the blood glucose monitoring technology from Elan, the Company has operated as two distinct business segments: the needle-free injection business and the blood glucose monitoring business. Because the Company has reached a decision to entertain a preliminary proposal from a third party to purchase the license to the blood glucose monitoring technology this annual report does not contemplate the Company's continued activity in that business segment. Accordingly, this annual report refers to the activity of the blood glucose monitoring business as Discontinued Operations.

In July 1998, the Company entered into an agreement with Merck & Co. ("Merck") which provided Merck limited-term rights to use the B-2000 needle-free injection system with selected Merck vaccines. As part of the agreement, the Company also granted Merck exclusive rights to negotiate a long-term license to the B-2000 for certain medical indications. The Company received $1.5 million in non-refundable fees under this agreement in the year ended March 31, 1999. In February 1999, citing a refinement in its vaccine development strategy, Merck advised the Company that it would not continue discussions to seek long-term license rights to the Company's technology. No further fees are due to the Company from Merck pursuant to the agreement.

Also in July 1998, the Company entered into a collaborative research agreement with GeneMedicine Inc. (now owned by Valentis Inc.), a developer of DNA-based medicines and genetic vaccine technologies for treatment or prevention of a wide range of diseases. This collaboration involves the continued refinement of the Biojector 2000 jet injection system coupled with GeneMedicine's gene-based delivery platforms to create a combined product that is intended to enhance the delivery and activity of plasmid-based genetic vaccines. "See Research and Product Development".


NEEDLE-FREE INJECTION

Medications are currently delivered using various methods, each of which has both advantages and limitations. The most commonly used drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous, intradermal and intramuscular injection, inhalation and transdermal "patch" diffusion. Many drugs are effective only when injected. Published data indicates that more than
1.7 billion needle-syringes are sold annually in the U.S. The Company believes that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1 ml.

Injections using traditional needle-syringes suffer from many shortcoming, including: (i) the risk of needlestick injuries; (ii) the risk of penetrating a patient's vein; and (iii) the patients' aversion to needles and discomfort. The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient's blood accidentally penetrates a healthcare worker's skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and hepatitis B. Published data estimate that approximately 800,000 needlestick injuries occur in the U.S. each year.

Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries has increased. For example, the U.S. Occupational Safety and Health Administration ("OSHA") issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations require implementing "engineering and work practice controls" to "isolate or remove blood-borne pathogen hazard from the workplace." Among the required controls are special handling and disposal of contaminated "sharps" in biohazardous "sharps" containers and follow-up testing for victims of needlestick injuries.

The State of California has enacted healthcare worker safety legislation that is going into effect in 1999. This legislation requires healthcare providers to evaluate the various uses of needle-syringes in their facilities and to begin using alternative injection systems to protect healthcare worker safety where appropriate. Under the law, healthcare providers can be held liable to their workers if a worker becomes infected from a needlestick injury and suitable alternatives to needle-syringes were available but not used.

The  costs  resulting  from   needlestick   injuries  vary  widely.   Accidental
needlesticks  involving   sterile  needles  involve   relatively   little  cost.

Needlesticks with contaminated needles require investigation and follow-up. These are much more expensive. Investigation typically includes identifying the source of contamination, testing the source for blood-borne pathogens and repeatedly testing the needlestick victim for infection over an extended period. Some healthcare providers are requiring additional measures, including treating all needlestick injuries as contaminated unless proven otherwise. In some circumstances, procedures require administering prophylactic treatment such as zidovudine (AZT) or other drugs. If a needlestick injury results in the healthcare worker actually becoming infected with life-threatening pathogens, such as HIV or hepatitis B, the cost of that injury is dramatically higher.

In an effort to protect healthcare workers from needlestick injuries, many healthcare facilities have adopted more expensive, alternative technologies. One such technology is an intravenous ("IV") port that permits medication to be injected directly into an IV line without requiring the use of a sharp needle for each administration. Another is use of one of a variety of "safety syringes". These are generally disposable needle-syringes with a plastic sheath mechanism intended to cover the needle after use or with a needle that retracts after use. While these technologies can help to reduce accidental needlesticks, they cannot eliminate the risk.

The Company's long-term goal is to establish its needle-free injection systems as the preferred drug delivery method for all medications administered by intramuscular or subcutaneous injection. The Company focuses its current product sales efforts for the Biojector 2000 system on: i) flu immunization clinics and providers; ii) healthcare providers in states such as California, where legislation is in place that favors alternatives to needle-syringes; iii) potentially high volume, national accounts that will use or distribute the Company's products across a large region; and iv) the U.S. military. The Company is also focusing efforts to sell the B-2000 to multiple sclerosis patients through a distributor.

The Company has established manufacturing capability for the Vitajet at its manufacturing facility in Portland, Oregon, and plans to enter into agreements with distributors to sell the Vitajet to insulin users. The Company is also exploring various strategies to sell the Vitajet directly to end-users at some time in the future.

The Company is actively pursuing strategic partnering relationships with a number of pharmaceutical and biotechnology companies under which the Company plans to grant specified rights or licenses to some or all of its products. The strategy anticipates that the rights or licenses will allow strategic partners to i) use the licensed products for specific applications or purposes or ii) market the licensed products in conjunction with certain of their products. An example of these strategic partnerships is the collaborative research agreement with GeneMedicine Inc. that involves combining GeneMedicine's technology and the Company's needle-free injection technology with the goal of enhancing the delivery and activity of plasmid-based genetic vaccines.

A primary focus of the Company's research efforts is on clinical research in the area of DNA-based vaccines and medications. At the beginning of fiscal 1999, to the best of the Company's knowledge, its jet injection device was being used in two clinical studies relating to development of DNA-based medications. Currently, to the best of the Company's knowledge, its devices are being used in more than fifteen DNA-related clinical research projects both within and outside of the United States. These research projects are being conducted by companies leading the development of DNA-based medications as well as by the leading universities and governmental institutions conducting research in this area. Included in these studies are a Phase I clinical trial of a DNA-based lymphoma vaccine being conducted at Stanford University and a Phase I clinical trial of a DNA-based malaria vaccine being conducted at the U.S. Naval Medical Research Center. Preliminary data from clinical studies with animals indicates that the use of the Biojector technology may result in better performance of some DNA-based medications than can be achieved through use of conventional needle-syringes. There can be no assurance that further clinical studies will prove conclusively that the Company's technology is more effective in delivering DNA-based medications than alternative delivery systems that are currently available or that may be developed in the future. See "Forward Looking Statements", "Research and Product Development", and "Risk Factors - Uncertainty of Strategic Corporate Licensing and Supply Agreements".


THE COMPANY

The Company's needle-free operations are conducted by Bioject Inc., an Oregon corporation, which is a wholly owned subsidiary of Bioject Medical Technologies Inc., an Oregon corporation. The Company's blood glucose monitoring development operations have been conducted by an 80.1% owned subsidiary, Marathon Medical Technologies Inc. ("Marathon Medical") (formerly Bioject JV Subsidiary Inc.), an Oregon corporation.

Bioject Inc. commenced operations in 1985. Bioject Medical Technologies Inc. was formed in December 1992 for the sole purpose of acquiring all the capital stock of Bioject Medical Systems Ltd., a company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange. This stock acquisition established the Company, a U.S. domestic corporation, as the publicly-traded parent company of Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was then terminated in fiscal 1997. Marathon Medical was formed in October 1997 in connection with a joint venture arrangement with Elan Corporation, plc ("Elan"). All references to the Company herein are to Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise. The Company's executive offices and operations are located at 7620 SW Bridgeport Road, Portland, Oregon 97224, and its telephone number is (503) 639-7221.

"Biojector," "Bioject," "Vitajet" and "Medivax" are registered trademarks of the Company.

DESCRIPTION OF THE COMPANY'S PRODUCTS

The Biojector 2000 system consists of two components: a hand-held, reusable jet injector; and a sterile, single-use, disposable plastic syringe capable of delivering variable doses of medication up to 1 ml. The Biojector 2000 system is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle.

The first component of the system, the Biojector 2000, is a portable hand-held device which is approximately the size of a flashlight. It is designed both for ease of use by healthcare professionals, as well as to be attractive and non-threatening to patients. In 1993, the Biojector 2000 won the 1993 Gold Industrial Design Excellence Award given by the Industrial Designers Society of America for its aesthetically pleasing and ergonomic design. In July 1994, the Biojector 2000 also received the Alliance of Children's Hospitals

Seal of Approval. The Biojector 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased by the Company from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication. The Biojector 2000 is also available with a tank adapter which allows the device to be attached to a large volume CO2 tank. The tank adapter eliminates the need to change CO2 cartridges after every ten injections and is an attractive option for applications where a large number of injections are given in a relatively short period of time.

The second component of the system, the Biojector single-use disposable syringe, is provided in a sterile, peel-open package and consists of a plastic, needle-free, variable dose syringe, a needle-free syringe filling device (the "Vial Adapter"), which is used to fill the syringe and a safety cap. If requested by a customer, the product can also be supplied with a needle which is used as an alternative to the Vial Adapter for filling the syringe. The body of the syringe is transparent and has graduated markings to aid accurate filling by healthcare workers.

There are five different Biojector syringes, each of which is intended for a different injection depth or body type. The syringes are molded using the Company's patented manufacturing process. A trained healthcare worker selects the syringe appropriate for the intended type of injection. One syringe size is for subcutaneous injections, while the others are designed for intramuscular injections, depending on the patient's body characteristics and the location of the injection.

Giving an injection with a Biojector 2000 system is easy and straightforward. The healthcare worker giving the injection checks the CO2 pressure on an easy-to-read gauge at the rear of the injector, draws medication up into a disposable plastic syringe using either a needle or the Vial Adapter, inserts the syringe into the Biojector 2000, presses the syringe tip against the appropriate disinfected surface on the patient's skin, and then presses an actuator thereby injecting the medication. A thin stream of medication is expelled at high velocity through a precision molded, small diameter orifice in the syringe. The medication is injected at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired depth.

The Vitajet is also made-up of two components, a portable injector unit and a disposable syringe. It is smaller and lower in cost than other products in the Company's needle-free offering. The method of operation and drug delivery is similar to the Biojector, except that the Vitajet is powered by a spring rather than by CO2. It is designed for self-injection and was acquired to fill a gap in the Company's product line for a low-cost, home use, needle-free device. Vitajet's current regulatory labeling limits its use to the injection of insulin. The Company believes that the product has the potential to achieve regulatory labeling for additional subcutaneous injections. See "Forward Looking Statements" and "Risk Factors Government Regulation".

The current suggested retail list price for the Biojector 2000 professional jet injector is $995, and the suggested retail list price for Biojector syringes is $1.00 each. CO2 cartridges are sold for a suggested retail price of $0.50 per cartridge and average ten injections per cartridge. Discounts are offered for volume purchases. The current suggested retail price for the Vitajet 3 needle-free injector is $399. A three month supply (13-count) of Vitajet syringes is sold for a suggested retail price of $60.

The Company has other products in development which are intended to address other markets or to enhance the Biojector 2000 system. See "Research and Product Development".


MARKETING AND COMPETITION

The traditional needle-syringe is currently the primary method for administering intramuscular and subcutaneous injections.

During the last 20 years, there have been many attempts to develop portable one-shot jet injection hypodermic devices. Some problems have arisen in the attempts to develop such devices including: (a) inadequate injection power, (b) little or no control of pressure and depth of penetration, (c) complexity of design, with related difficulties in cost and performance, (d) difficulties in use, including filling and cleaning; and (e) the necessity for sterilization between uses.

In recent years, several spring-driven needle-free injectors have been developed and marketed, primarily for injecting insulin. Current list prices for such injectors range from approximately $400 to $600 per injector. The Company believes that market acceptance of these devices has been limited due to a combination of the cost of the devices coupled with the difficulties of their use.

Also in recent years, various versions of a "safety syringe" have been designed and marketed. Most versions of the safety syringe generally involve a standard or modified needle-syringe with a plastic guard or sheath surrounding the needle. Such covering is usually retracted or removed in order to give an injection. The intent of the safety syringe is to reduce or eliminate needlestick injuries. However, while the safety syringe is in use and before the needle has been covered, a safety syringe still poses a risk of needlestick injury. Additionally, some safety syringes require manipulation after injection and pose the risk of needlestick injury during that manipulation. Safety syringes are also often bulky and add to contaminated waste disposal costs.

Two U.K. companies, Powderject Pharmaceuticals PLC and Weston Medical PLC are developing devices that will likely compete with the Company's jet injection products for certain applications. Neither of these companies has yet obtained regulatory clearance to market jet injection products that compete with the Company's products.

In late fiscal 1998 and early fiscal 1999, the Company dramatically reduced its direct product sales force from one national and five district sales managers to one national sales manager and a vice president of business development. In conjunction with this sales force restructuring the Company chose to focus its sales and marketing efforts for the Biojector system in two directions: i) direct sales and sales through distributors to specifically targeted end-user markets, and ii) long-term licensing and supply agreements with pharmaceutical and biotechnology companies.

Direct sales efforts are specifically targeting: i) sales to existing markets, specifically flu immunization providers, public health agencies and public school systems; ii) sales in markets such as the State of California, where the Company believes that needle-syringe safety legislation makes the Company's products more price competitive; iii) potentially high volume, national accounts that will use or distribute the Company's products across a large region; and
iv) sales to the U.S. military. Sales through distributors are targeting the home, self-injection market.

The Company's second sales and marketing focus area targets creating licensing and supply arrangements with leading pharmaceutical and biotechnology companies whose products the Biojector technology provides either increased medical efficacy or a higher degree of market acceptance. Agreements under this type of arrangement would ordinarily include some or all of the following components:
i)licensing revenues for full or partially exclusive access to the Company's products for a specific application or medical indication; ii) development fees if the Company is customizing one of its products for the customer or developing a new product; iii) milestone payments related to the customer's progress in developing products to be used in conjunction with the Company's products; and
iv) product revenues from sale of the Company's products to the customer pursuant to a supply agreement. Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company's own products along with the Company's products to end users.

The Company's current sales and marketing effort is limited primarily to the United States. Pursuing both of these marketing strategies, the Company intends to eventually expand into international markets.

To implement its direct sales and marketing efforts, the Company currently employs a national sales manager, a staff of two full-time nurse trainers, four part-time nurse trainers and a product manager. Bioject's direct sales efforts have resulted in the signing of public health agreements for the state of North Carolina, the New York City Middle Schools, and the health departments in the states of New Mexico, Oklahoma and Illinois. The Company has a national contract with the Visiting Nurses Associations of America to promote the use the Biojector 2000 system in the association's flu immunization programs.

In August 1994, Bioject signed an agreement with Homecare Management, Inc. ("HMI"), that granted HMI exclusive rights to purchase the Biojector 2000 system for use in the home healthcare market. Sales to HMI commenced in August 1994. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. Throughout the term of the contract the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1995 and 1996, the Company sold approximately 2,100 and 4,300 Biojectors to HMI for total sales revenue including syringes of $1.1 million and $2.2 million in each of those years, respectively. HMI purchased the devices but delayed placing most of the Biojectors with patients until they completed negotiations with pharmaceutical companies for certain pricing concessions on medication that they planned to administer with the Biojectors. In January 1996, HMI requested that the Company suspend further shipments under the contract. In February 1996, the Company learned from HMI's press releases that HMI expected to default under credit obligations and take significant write-offs for accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. In fiscal 1997, the Company agreed to repurchase certain of the Biojector inventories (including up to 6,000 devices) which HMI had on hand for a total of $660,000 including $322,000 of forgiveness of accounts receivable and payment of $338,000 in two installments, one-half of which was paid in July 1996. The balance remains outstanding. The Company was under no obligation to repurchase these inventories. The repurchase was at a substantial discount to the original selling price to HMI.

Selling to new customers in the Company's target markets is often a lengthy process. A new customer is typically adopting the Company's products as a new technology. Accordingly, the purchase approval process usually involves a lengthy product evaluation process, including testing and approval by several individuals or committees within the potential customer's organization and thorough cost-benefit analysis.

The medical equipment market is highly competitive, and competition is likely to intensify. Many of the Company's existing and potential competitors have been in business longer than the Company and have substantially greater technical, financial, marketing, sales and customer support resources. The Company believes the primary competition for the Biojector 2000 system and other needle-free jet injection systems it may develop is the traditional, disposable needle- syringe and the safety syringe. Leading suppliers of needle-syringes include:
Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.07 to $0.15 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.20 to $0.50 per unit. The average price per injection with the B-2000 is approximately $0.60.

The Company expects to compete with traditional needle-syringes and safety syringes based on issues of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and reduced cost of compliance with OSHA regulations and other legislation. Except in the case of certain safety syringes, the Company does not expect to compete with needle-syringes based on purchase cost alone. However, the Company believes that the Biojector 2000 system will compete effectively based on overall cost when all indirect costs, including disposal of syringes and testing, treatment and workers' compensation expense related to needlestick injuries, are considered. See "Forward Looking Statements" and "Risk Factors".

The Company is aware of other portable, needle-free injectors currently on the market which are generally focused on subcutaneous self-injection applications of 0.5 ml. or less. These compete primarily with the Vitajet. The Company is not aware of any competing products with regulatory approval that have features and benefits comparable to the Biojector 2000 system. The Biojector is suitable for both intramuscular and subcutaneous injections of up to 1 ml. in the professional and home injection markets. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company's products. There can be no assurance that the Company will be able to compete successfully in this market. See "Risk Factors - Competition,- "Dependence on One Technology". A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.


PATENTS AND PROPRIETARY RIGHTS

The Company believes that the technology incorporated in its currently marketed B-2000 and Vitajet devices and single-dose disposable plastic syringes as well as the technology of products under development give it significant advantages over both the manufacturers of competing needle-free jet injection systems and over prospective competitors seeking to develop similar systems. The Company attempts to protect its technology through a combination of trade secrets, confidentiality agreements and procedures and patent prosecution.

The Company has three U.S. patents which were issued with respect to jet injection technology and that were incorporated in earlier versions of the Company's jet injection systems and which expire from July 2007 to November 2008.

Seven additional U.S. patents have been issued which protect developments incorporated in the Biojector 2000 system. Claims included in these patents include claims regarding the needle-free injection system's design, method of operation, certain aspects of the syringe design and the method of manufacturing the syringe orifice. The Company has also been granted a patent relating to the a dual-size drug vial access device. The Company has made additional patent filings regarding pre-filled syringe technologies, adapters for drug vial access and new self-injector devices under development. The Company generally files patent applications in Canada, Europe and Japan at the times and under the circumstances that it deems filing to be appropriate in each of those jurisdictions. There can be no assurance that any patents applied for will be granted or that patents held by the Company will be valid or sufficiently broad to protect the Company's technology or provide a significant competitive advantage. See "Risk Factors". The Company also relies on trade secrets and proprietary know-how that it seeks to protect through confidentiality agreements with its employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or be developed independently by competitors. In addition, the laws of foreign countries may not protect the Company's proprietary rights to its technology, including patent rights, to the same extent as the laws of the United States.

The Company believes that it has independently developed its technology and attempts to assure that its products do not infringe the proprietary rights of others. However, if infringement of the proprietary rights of others is alleged and proved, there can be no assurance that the Company could obtain necessary licenses to that technology on terms and conditions that would not have an adverse affect on the Company. The Company is not aware of any asserted claim that the Biojector 2000, Vitajet or any product under development violates the proprietary rights of any third party.

If a dispute arises concerning the Company's technology, the Company could become involved in litigation that might involve substantial cost to the Company. Such litigation might also divert substantial management attention away from Company operations and into efforts to enforce the Company's patents, protect its trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings the Company could be subject to significant liabilities to third parties. The Company might also be required to seek licenses from third parties in order to manufacture or sell its products. The Company's ability to manufacture and sell its products might also be adversely affected by other unforeseen factors relating to the proceeding or its outcome. See "Risk Factors".


GOVERNMENTAL REGULATION

The Company's products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the Food and

Drug Administration ("FDA") administers the Federal Food, Drug and Cosmetic Act (the "FD&C") and has adopted regulations to administer that Act. These regulations include regulations that: i) govern the introduction of new medical devices; ii)require observing certain standards and practices in the manufacture and labeling of medical devices; and iii)require medical device companies to maintain certain records and report device-related deaths, serious injuries, and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspection. The FDA has broad discretion to enforce the FD&C and the related regulations. Noncompliance with the Act or its regulations can result in a variety of regulatory steps including warning letters, product detentions, device alerts or field corrections, mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

Unless exempted by regulation, the FD&C provides that medical devices may not be commercially distributed in the U.S. unless they have been cleared or approved by the FDA. The FD&C provides two basic review procedures for pre-market clearance or approval of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FD&C. Under Section 510(k),
manufacturer provides the FDA with a premarket notification ("510(k) notification") of the manufacturer's intent to begin marketing the product. In the 510(k) notification, the manufacturer must establish, among other things, that the product it plans to market is substantially equivalent to another legally marketed product. To be substantially equivalent a proposed product must have the same intended use and be as safe and effective as a legally marketed device. Further, it may not raise questions of safety and effectiveness that are different from those associated with a legally marketed device. Marketing a medical device may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission, that it be provided with animal and/or human test results.

If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval ("PMA") application. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification. A PMA typically requires more extensive testing before filing with the FDA and a longer FDA review process.

A 510(k) notification is required when a device is being introduced into the market for the first time. A 510(k) notification is also required when the manufacturer makes a change or modification to an already marketed device that could significantly affect the device's safety or effectiveness, or when there is a major change or modification in the intended use of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would require filing a new 510(k) notification. The FDA's regulations provide only limited guidance in making this determination.

In April 1987, the Company received 510(k) marketing clearance from the FDA allowing the Company to market a hand-held CO2-powered jet injection system. The Biojector 2000 system incorporates changes from the system for which the Company's 1987 510(k) marketing clearance was received and expands its intended use. The Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device. Accordingly, the Company concluded that the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non-needle disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. The Company currently has applications pending before the FDA for 510(k) clearance of the B-2020 1.5 ml. jet injector. The Company has temporarily
withdrawn  its  previously   submitted   510(k)   application   for  the  B-4000
self-injector. There can be no assurance that the FDA will concur with the Company's determination that its products can be qualified by means of a 510(k) submission. See "Risk Factors - Governmental Regulation".

The Company is developing pre-filled Biojector syringes and plans to seek arrangements with pharmaceutical and biotechnology companies to package their medications in pre-filled Biojector syringes. See "Research and Product Development". Before pre-filled Biojector syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties if stored in the pre-filled syringe. It is current FDA policy that such pre-filled syringes are evaluated by the FDA as drugs rather than medical devices. In order to market pre-filled syringes, pharmaceutical companies will be required to gain prior clearance from the FDA by means of a new or amended Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA"). An NDA is a complex submission required to establish that a drug will be safe and effective for its intended uses. An ANDA is a less detailed process which does not require, among other things, that the applicant provide complete reports of preclinical and clinical studies of safety and efficacy as are required for NDAs. Assuming that the drugs used in the pre-filled syringes have previously been approved by the FDA for injection, the Company believes that the FDA will likely require ANDAs, rather than NDAs, to be submitted. The Company believes that if a drug intended to be used in the Company's pre-filled syringe was already the subject of an approved NDA or ANDA for intramuscular or subcutaneous injection, then the main issue affecting clearance for use in the pre-filled syringe would be the ability of the syringe to store the drug, assure its stability until used and safely deliver the proper dose. See "Forward Looking Statements" and "Risk Factors Government Regulation".

The FDA also regulates the Company's quality control and manufacturing procedures. It requires the Company and its contract manufacturers to demonstrate compliance with current Good Manufacturing Practices ("GMP") Regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications must be validated by extensive and detailed testing of every aspect of the process. GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. The FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and will likely continue to be at least as strict in the future. Failure to adhere to GMP requirements would cause the products produced by the Company to be considered in violation of the Act and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violated, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise the manufacturer may face potential regulatory action which might include physical recall of the product from the marketplace.

In August 1998, the Company's manufacturing facility was inspected by the FDA for compliance with Good Manufacturing Practices. The Company received no inspectional observations as a result of the inspection.

The FDA's Medical Device Reporting Regulation requires that the Company provide information to the FDA if any death or serious injuries alleged to have been associated with the use of the Company's products occur. Any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to occur must also be reported. In addition, FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believes that the company is not in compliance with these regulations, it may institute proceedings to detain or seize products, issue a product recall, seek injunctive relief or assess civil and criminal penalties against the violating company.

The use and manufacture of the Company's products are subject to OSHA and other federal, state and local laws and regulations that relate to such matters as: i) safe working conditions for healthcare workers and Company employees; ii) manufacturing practices; iii) environmental protection and disposal of hazardous or potentially hazardous substances; and iv) the policies of hospitals and clinics relating to complying with these laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with these laws, regulations or policies in the future, or that such laws, regulations or policies will not increase the costs or restrictions on the use of the Company's products or otherwise have a materially adverse effect upon the Company's ability to do business. See "Risk Factors".

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretation. There can be no assurance that future changes in regulations or interpretations made by the FDA, OSHA or other regulatory bodies, will not adversely affect the Company.

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

In June 1998, the Company received certification from TUV Product Services for the Company's quality system, which meets the requirements of ISO 9001 and EN 46001. In June 1999, TUV Product Services audited the Company's quality system and found that it still meets the requirements of ISO 9001. Also in June 1999, the company was recommended for certification from TUV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive. This certification will allow the Company to label its products with the CE Mark and sell them in the European Community. See "Risk Factors - International Distribution".


RESEARCH AND PRODUCT DEVELOPMENT

Research and development efforts are focused on enhancing the Company's current product offerings and on developing new needle-free injection products. The

Company uses clinical, magnetic resonance imaging and tissue studies to determine the reliability and performance of new and existing products. As of March 31, 1999, the Company's research and product development staff, including clinical and regulatory staff members, consisted of six employees and one outside contractor.

In March 1994, the Company entered into an agreement with Schering AG, Germany ("Schering"), to develop a self-injection device for delivery of Betaseron (R) to multiple sclerosis patients. During fiscal years 1995 through 1997,the Company developed prototype devices to Schering specifications which were accepted by Schering. During fiscal 1997, the Company entered into a supply agreement with Schering and commenced activities to prepare for full production of the self injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling to produce the product. In January 1997, Schering notified the Company that the contract with Schering would be cancelled. Under the contract provisions, Schering had the option to cancel the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering received a review letter from the FDA which would have required Schering to conduct additional extensive clinical studies before the FDA would grant clearance to use non-traditional delivery mechanisms with its Betaseron
(R) product. In accordance with its contract with the Company, Schering converted its $1.6 million note due from Bioject into approximately 460,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, $106,000 of accrued interest was converted into approximately 27,000 shares of Bioject common stock at a conversion price of $3.50 per share. The Company retained ownership of the molds and tooling. The B-4000 self-injector, which was developed as a result of the Schering agreement, had been submitted to the FDA for regulatory clearance prior to marketing. At the present time, the Company has temporarily withdrawn its FDA submittal on the B-4000 in order to concentrate its regulatory resources on gaining clearance for the B-2020 . See "Risk Factors - Governmental Regulation".

In January 1995, the Company signed a joint development agreement with Hoffman-La Roche ("Roche") to develop a proprietary drug delivery system for one of Roche's products. The agreement provided for Bioject to develop and manufacture a Biojector jet injection drug delivery system designed to Roche specifications and anticipated a supply agreement under which those devices would be sold to Roche. In return, Bioject granted Roche exclusive worldwide rights to distribute the system and its components for use with certain Roche products. Hoffman-La Roche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading, research-intensive healthcare companies.

As of 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered to Roche preproduction prototypes for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996. The device developed for Roche is the B-2020, a device similar to the B-2000 in design and function, but which is capable of delivering
1.5 ml. of medication either intramuscularly or subcutaneously. As of fiscal 1997 year end, the Company and Roche were finalizing their submission to obtain regulatory clearance to market the product. The Company submitted the B-2020 for regulatory clearance in May 1998.

In February 1995, Roche paid a one-time licensing fee of $500,000. The agreement also provided for specified product development fees on an agreed upon schedule of which $400,000 was recognized in fiscal 1996, $500,000 was recognized in fiscal 1997 and $500,000 was recognized in fiscal 1998. In June 1999, Roche advised the Company that because of a change in its marketing strategy and because of the additional time and cost required to obtain regulatory clearance to use the B-2020, it does not intend to pursue distributing the B-2020 and is relinquishing its exclusive rights to the product. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In March 1998, the Company acquired the assets of Vitajet Corporation in a stock-for-assets exchange. The Company paid 100,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition. In addition to shares already paid, the Company is obligated to issue 60,000 shares of its common stock in each of the three years subsequent to the acquisition if certain development milestones are met. The Company issued 60,000 shares of common stock in March 1999 in payment for milestones met in the first contract year. Up to an additional 90,000 shares is also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet. During fiscal 1999, the Company re-engineered certain aspects of the Vitajet to improve the efficiency of its manufacture.

In July 1998, the Company entered into a collaborative research agreement with GeneMedicine Inc. (now owned by Valentis Inc.) a developer of gene medicines and genetic vaccine technologies for treatment or prevention of a wide range of diseases. The collaboration involves the continued refinement of the Biojector 2000 jet injection system coupled with GeneMedicine's unique gene-based delivery platforms to create a combined product that will enhance the delivery and activity of plasmid-based genetic vaccines. The agreement anticipates that combined products developed as a result of the research collaboration will be marketed to third party corporate partners for commercialization and sale rather than being commercialized or sold by either Bioject or GeneMedicine. There can be no assurance that the collaborative alliance will result in marketable products. Further, if marketable products are developed as a result of the collaborative alliance, there can be no assurance that the companies will be successful either at locating appropriate third party corporate partners or at entering into the necessary agreements with those partners to commercialize and sell the products so developed. See "Forward Looking Statements". In addition, if such products are developed, there can be no assurance that they will receive the required regulatory clearances. See "Governmental Regulation".

A primary focus of the Company's research efforts is on clinical research in the area of DNA-based vaccines and medications. In April 1998, to the best of the Company's knowledge, its jet injection device was being used in two clinical studies relating to development of DNA - based medications. The Company's devices are currently being used in more than fifteen DNA-related clinical research projects both within and outside of the United States. These research projects are being conducted by companies leading the development of DNA-based medications as well as by the leading universities and governmental institutions conducting research in this area. Included in these studies are a Phase I clinical trial of a DNA-based lymphoma vaccine being conducted at Stanford University and a Phase I clinical trial of a DNA-based malaria vaccine being conducted at the U.S. Naval Medical Research Center. The Company participates in these clinical collaborations under Research Agreements that provide the clinical researchers access to both existing and developing Biojector technology and to the Company's clinical research staff. Under these agreements, the Company is typically granted access to the results of the study as they pertain to the effectiveness of the Company's products. Preliminary data from clinical studies with animals indicates that the Biojector technology may significantly enhance the performance of some DNA-based medications. See "Forward Looking Statements".

Developing DNA-based preventative and therapeutic treatments for a variety of diseases is a very active and growing area of medical research. Researchers hope to develop DNA-based treatments for diseases that have previously not been treatable as well as DNA-based alternatives to therapies currently used in the treatment of other diseases. Most DNA therapies currently being developed require injecting the medication either intramuscularly (into the muscle tissue) or intradermally (just under the skin). The Biojector 2000 is currently the only jet injection device cleared by the FDA for intramuscular injections. The Company is developing an adapter for the Biojector syringe to allow the device to consistently deliver intradermal injections. Prototypes of the device are being used in clinical studies to deliver intradermal injections. This adapter has not been cleared by the FDA to be marketed for intradermal injections and is not currently submitted to the FDA to gain clearance for those claims. If the Company's jet injection technology is proven to enhance the performance of DNA-based medications, this area of medicine could present a significant opportunity for the Company to license its products to pharmaceutical and biotechnology companies for use in conjunction with their DNA-based medications. See "Forward Looking Statements". There can be no assurance that further clinical studies will prove conclusively that the Company's technology is more effective in delivering DNA-based medications than alternative delivery systems that are either currently available or that may be developed in the future. Further, there can be no assurance, should the Company's technology prove to be more effective in delivering DNA-based medications, that regulatory clearance will be gained to deliver any DNA-based medications using the Company's products. Further, should intradermal delivery of DNA-based medications be critical to effective delivery of those compounds, there is no assurance that the Company will gain regulatory clearance for intradermal delivery DNA-based medications with its products. See "Risk Factors - Governmental Regulation" and "Risk Factors - Uncertainty of Strategic Corporate Licensing and Supply Agreements".

A second major focus of the Company's product development efforts is on developing a new generation of personal injectors that are being designed to be smaller, disposable, more lightweight and less costly to build than the B-4000 self-injector and intended to complement the marketing of the B-4000. These devices will target the growing market for patients administering their own injections in the home. The Company is seeking collaborations with pharmaceutical and biotechnology companies that will help fund the cost of this new generation of products. See "Forward Looking Statements".

The Company is also focusing product development efforts on developing pre-filled syringes for use with its B-2000 product and with other needle-free injectors presently being developed. When the pre-filled technology is perfected, the Company intends to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications, pre-packaged in Biojector pre-filled syringes. Purchasing syringes already filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector syringe. The Company also believes that it will be able to manufacture the pre-filled Biojector syringes at a lower cost than current Biojector syringes. See "Forward Looking Statements". Before pre-filled Biojector syringes may be distributed for use in the U.S., pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner. This process could be lengthy. In addition the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See "Business - Governmental Regulation". There can be no assurance that pharmaceutical or biotechnology will be willing to commit efforts to develop pre-filled packaging and pursue regulatory clearance or that regulatory clearance of pre-filled Biojector syringes will be obtained. Further, if such companies are willing to commit efforts and resources to gaining regulatory clearance to package and distribute their drugs in Biojector pre-filled syringes, there can be no assurance as to the number of drugs that will prove chemically and pharmacologically stable in a Biojector pre-filled syringe or of the number of drugs that will prove to be safe and effective for their intended use when packaged, stored and delivered in this manner.


MANUFACTURING

The Company assembles the Biojector 2000, the Vitajet and related syringes from components purchased from outside suppliers. During fiscal 1998, having a sufficient inventory of B-2000 devices on-hand as a result of the repurchase of product from HMI, the Company focused manufacturing efforts on refining the manufacturing processes and efficiencies of the syringe manufacturing line. See "Marketing and Competition - Needle-Free Injection Business". On account of excess inventories of both B-2000 devices and Biojector syringes, the Company ceased manufacturing any material quantity of new products in July 1998. All but four employees directly involved in manufacturing were either laid off or transferred to other functions within the Company. The Company intends to manufacture Vitajet devices and syringes in fiscal 2000. The Company believes that inventory on-hand of B-2000 devices and syringes will, in most product categories, be sufficient to meet product demand through fiscal 2000.
Accordingly, the Company does not plan to manufacture material quantities of B-2000 devices or syringes in fiscal 2000. If demand for the Company's products increases, the Company will need to attract and rehire a manufacturing workforce and reestablish relationships with suppliers that can deliver large quantities of components that meet the Company's quality standards in a timely and reliable manner at acceptable prices. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for the Company's products. Further, while the Company believes that it continues to maintain supplier relationships that will provide sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required by the Company to operate efficiently and profitably. See "Forward Looking Statements" and "Management Discussion and Analysis of Financial Conditions and Results of Operations".

EMPLOYEES

As of March 31, 1999, the Company had thirty full-time employees, with six employees engaged in research and product development, four in sales and marketing, two in technical product support, nine in manufacturing, seven in administration and two developing the blood glucose monitor. The Company engages a limited number of part-time consultants who assist with regulatory and sales and marketing activities. As of March 31, 1999, there was one consultant and four per diem nurses on contract with the Company. None of the Company's employees are represented by a labor union.


PRODUCT LIABILITY

The  Company  believes  that  its  products  reliably  inject  medications  both subcutaneously and intramuscularly when used in accordance with product guidelines. The Company's current insurance policies provide coverage at least equal to an aggregate limit of $11 million with respect to certain product liability claims. The Company has experienced one product liability claim to date, and does not expect to incur significant liability pursuant to that claim. There can be no assurance, however, that the Company will not become subject to more such claims, that the Company's current insurance would cover such claims, or that insurance will continue to be available to the Company in the future. The Company's business may be adversely affected by product liability claims.


RISK FACTORS

Investing in the securities of the Company involves a high degree of risk. In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company and its business. The Company cautions the reader that this list of factors may not be exhaustive.

Uncertainty of Market Acceptance. The Company's success will depend on market acceptance of its needle-free injection drug delivery systems, the Biojector 2000 system and the Vitajet system and on market acceptance of other products under development. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe. Needle-syringes, while low in cost, have limitations, particularly relating to contaminated needlestick injuries. Use of the Biojector 2000 system for intramuscular and subcutaneous injections eliminates the associated risk of these injuries; however, the cost per injection is significantly higher. There can be no assurance that the Biojector 2000, the Vitajet system or any of the Company's products under development will compete successfully with needle-syringes. A previous needle-free injection system manufactured by the Company did not achieve market acceptance and is no longer being marketed. The Biojector 2000 was introduced in January 1993. To date, the major portion of sales have been to HMI, and those units were not placed in service. The Company repurchased most of those units at a substantial discount to the original selling price after canceling its agreement with HMI. Failure of the Biojector 2000 system to gain market acceptance would have a material adverse effect on the Company's financial condition and results of operations.

Reduced Sales Force. In late fiscal 1998 and early fiscal 1999, the Company dramatically reduced its direct product sales force from one national and five district sales managers to one national sales manager who is focused on specifically targeted market segments. See "Business - Marketing and Competition". There is no assurance that this reduced sales force will have sufficient resources to adequately penetrate one or more of the targeted market segments. Further, if the sales force is successful in penetrating one or more of the targeted market segments, there is no assurance that the Company's products will be accepted in those segments or that product acceptance will result in product revenues which, together with revenues from corporate licensing and supply agreements, will be sufficient for the Company to operate profitably.

Uncertainty of Strategic Corporate Licensing and Supply Agreements. A key component of the Company's sales and marketing strategy is to enter into licensing and supply arrangements with leading pharmaceutical and biotechnology companies whose products the Company's technology provides either increased medical effectiveness or a higher degree of market acceptance. Two examples of these types of agreements are the agreement entered into with Hoffman-LaRoche in January 1995 and the preliminary agreement entered into with Merck & Co. in July 1998. In the case of the Roche agreement, the parties anticipated that the product development phase of the agreement would develop into a supply and distribution agreement between the Company and Roche. In June 1999, Roche advised the Company that due to a longer and more costly than expected regulatory process to gain clearance to use the B-2020 in conjunction with Roche's products, Roche had changed it marketing strategy. In making that change in marketing strategy, Roche was abandoning its exclusive distribution rights to the B-2020 and would not be seeking a supply of the B-2020 from Bioject. In the case of the Merck & Co. agreement, the parties anticipated that the initial July 1998 agreement would lead to a long-term licensing and supply agreement between the two companies. In February 1999, Merck & Co. advised the Company that it would not continue, at the present time, to pursue exclusive license to or supply of the Company's products. Both agreements resulted in significant short-term revenue to the Company. Neither agreement developed into the long-term revenue stream anticipated by the Company's strategic partnering strategy. There can be no assurance that the Company will be successful in entering into future licensing or supply agreements with major pharmaceutical or biotechnology companies. Further there can be no assurance that those agreements, if entered into, will result in sustainable long-term revenues which, when combined with revenues from product sales, will be sufficient for the Company to operate profitably.

An important component of the Company's corporate licensing and supply agreement strategy is specifically targeted at entering into agreements of this nature with pharmaceutical and biotechnology companies developing DNA-based vaccines and medications. The component of the strategy which focuses on companies developing DNA-based therapies arises in great part from preliminary data from clinical studies with animals which indicates that use of the Biojector technology may result in better performance of some DNA-based medications than can be achieved through the use of traditional needle-syringes. See "Forward Looking Statements". There can be no assurance that further clinical studies will prove conclusively that the Company's technology is more effective in delivering DNA-based medications than alternative delivery systems that are either currently available or that may be developed in the future. Further, there can be no assurance, should the Company's technology prove to be more effective in delivering DNA-based medications, that regulatory clearance will be gained to deliver any DNA-based medications using the Company's products. Further, should intradermal delivery of DNA-based medications be critical to effective delivery of those compounds, there is no assurance that the Company will gain regulatory clearance for intradermal delivery of DNA-based medications with its products. See "Research and Development' and "Risk Factors - Governmental Regulation". In addition, there can be no assurance that any company will be successful in developing one or more DNA-based therapies or successful in bringing those therapies to market. Further, should any companies be successful in developing and marketing DNA-based therapies, there is no assurance that the Company will be successful at entering into long-term license or supply agreements with any such company.

Uncertainty of the Sale of the Blood Glucose Monitoring Technology. In May 1999, rather than continue to fund the cost of its development, the Company entertained a preliminary proposal from a third party to purchase Marathon Medical's blood glucose monitoring technology. Pursuant to the proposal, the Company intends to enter into an agreement to sell the license to the blood glucose monitoring technology, along with certain fixed assets. The completion of the transaction is subject to negotiation and execution of definitive agreements and satisfaction of certain conditions, so there can be no assurance that the transaction will be completed on the terms anticipated by the Company or at all. If the proposed transaction is not completed, the Company intends to pursue other means to dispose of the blood glucose monitoring technology. In the event that the sale is not completed, there can be no assurance that the Company will be able to find another buyer for the technology on terms similar to those of the proposed sale or on any terms at all. If the proposed sale is not completed and the Company is unable to very shortly thereafter to find another buyer for the technology, it is highly unlikely that the Company will have sufficient resources to continue to fund development of the blood glucose monitoring technology. In that case, Marathon Medical or the Company will be forced either to i)raise significant amounts of additional capital to fund continued development of the technology or ii) abandon development of the blood glucose monitoring technology altogether. Raising additional capital will require the Company or Marathon Medical to issue debt or equity securities which could be highly dilutive to the ownership interests of the Company's shareholders. See "Risk Factors - Need for Additional Capital".

Uncertainty  of  Product  Development  Under  the  GeneMedicine  Agreement.  The
Company's collaborative research agreement with GeneMedicine involves the continued refinement of the Biojector 2000 needle-free injection system coupled with GeneMedicine's unique gene-based delivery platforms to create a combined product that will enhance the delivery and activity of plasmid-based genetic vaccines. The agreement anticipates that combined products developed as a result of the research collaboration will be marketed to third party corporate partners for commercialization and sale rather than being commercialized or sold by either Bioject or GeneMedicine. See "Research and Product Development". There can be no assurance that the collaborative alliance will result in marketable products. Further, should such marketable products be developed, there can be no assurance that the companies will be successful either at locating appropriate third party corporate partners or at entering into the necessary agreements with those partners to commercialize or sell the products so developed. See "Forward Looking Statements". Additionally there can be no assurance, should such products be developed, that such products would receive the required governmental clearance. See "Business Governmental Regulation".

History of Losses; Uncertain Profitability. Since its formation in 1985, the Company has incurred significant annual operating losses and negative cash flow. At March 31, 1999, the Company had an accumulated deficit of $58 million. $43 million of the accumulated deficit relates to losses incurred in the needle-free segment of the Company's operations. $15 million of the accumulated deficit relates to losses from the Company's operations to develop the blood glucose monitoring technology. $12 million of the losses related to the blood glucose monitoring technology arose from the write-off, after minority interest, in fiscal 1998, of in-process research and development acquired in connection licensing the blood glucose monitoring technology from Elan. Historically, the Company's revenues have been derived primarily from licensing and technology fees and from limited product sales. The product sales were principally sales to dealers in order to stock their inventories and to HMI. More recently, the Company has sold its products to end-users, primarily to public health clinics for vaccinations and to nursing organizations for flu immunizations. The Company has not attained profitability at these sales levels. There can be no assurance that the Company will be able to generate significant revenues or achieve profitability. Because of these uncertainties, the Company's independent public accountants have qualified their opinion with respect to the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Need for Additional Financing. To date, the Company's revenues from operations have not been sufficient to meet its cash requirements. As a result, since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, licensing and technology revenues, equity investments from Elan and more recently through sales of products. The Company plans to fund its future cash requirements through revenues, debt, sales of equity securities, and its share of the net proceeds, if any, from the proposed sale of the license to the blood glucose monitoring technology. See "Risk Factors - Uncertainty of the Sale of the Blood Glucose Monitoring Technology". There can be no assurance that financing sufficient to fund the Company's business activities will be obtained on favorable terms or at all. Failure to obtain adequate financing would have a material adverse impact on the Company's business. If the proposed sale of the blood glucose monitoring technology is not completed and another buyer for the blood glucose monitoring technology is not found, failure to obtain adequate financing could also result in default on the Company's or Marathon Medical's obligations relating to the Elan transactions, including loss of Marathon Medical's rights to the technology under the License, dilution of the Company's interest in Marathon Medical or the need to severely curtail or cease operations of Marathon Medical while the Company seeks to dispose of the blood glucose monitoring technology. In addition, sale of the Company's equity securities on unfavorable terms to meet the Company's obligations could result in material dilution to the existing shareholders.

Effects of Convertible Preferred Stock. The Company's Common Stock is subject to the rights and preferences of the Series A, B and C Convertible Preferred Stock, which has a liquidation preference of $14.8 million plus accrued and unpaid dividends. The Series A and B Convertible Preferred Stock is convertible to Common Stock at a conversion price of $1.50 per share at any time. The Series C Preferred Stock is convertible to Common Stock at a conversion price of $0.6125 per share at any time. At the end of seven years, unless its is converted earlier by the holders or redeemed by the Company, the shares Series A, B and C Convertible Preferred Stock and accrued but unpaid dividends convert automatically into Common Stock at the conversion price equal to the lesser of $1.50 per share or 80% of the then prevailing market price of Common Stock. Accordingly, conversion of Series A, B and C Convertible Preferred Stock to Common Stock could result in issuances of significant amounts of Common Stock at prices lower than prevailing market prices at the time of conversion. Should the Company issue Series D Convertible Preferred Stock or other similar series of Preferred Stock to Elan to enable the Company to fund capital contributions to Marathon Medical, the aggregate amount of Preferred Stock liquidation preferences and Common Stock issuable upon conversion of Preferred Stock would increase.

Limited Manufacturing Experience. The Company has limited experience manufacturing its products in commercially viable quantities. The Company has increased its production capacity for the Biojector 2000 system through automation of, and changes in, production methods. The current cost per injection of the Biojector 2000 system is substantially higher than that of traditional needle-syringes, its principal competition. A key element of the Company's business strategy has been to reduce the overall manufacturing cost through automating production and packaging. This automation is substantially complete. There can be no assurance that the Company will achieve sales and manufacturing volumes necessary to realize cost savings from volume production at levels necessary to result in significant unit manufacturing cost reductions. Failure to do so will continue to make competing with needle-syringes on the basis of cost very difficult and will adversely affect the Company's financial condition and results of operations. While the Company believes that its experience manufacturing the Biojector enhances the probability of its success in manufacturing the Vitajet, the Company has limited experience manufacturing the Vitajet and as of March 31, 1999, has only recently completed installing a manufacturing line to produce the Vitajet. There can be no assurance that the Company will be able to successfully manufacture the Vitajet at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect the Company's financial condition and results of operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Manufacturing".

Governmental Regulation. The Company's products and manufacturing operations are subject to extensive government regulation in both the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FD&C"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FD&C to market a hand-held CO2-powered needle-free injection system. The FD&C provides that new premarket notifications under Section 510(k) of the FD&C are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly  affect  its safety or  effectiveness.  A device  manufacturer  is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. Although the Biojector 2000 system incorporates changes from the system with respect to which the Company's 1987 510(k) marketing clearance was received and expands its intended use, the Company made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device. Accordingly, the Company further concluded that the 1987 510(k) clearance permitted the Company to market the Biojector 2000 system in the U.S. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a needle-free disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. The Company currently has applications pending before the FDA for 510(k) clearance of the B-2020 1.5 ml. jet injector. There can be no assurance that the FDA will concur with the Company's determination that its current and future products can be qualified by means of a 510(k) submission.

Future changes to manufacturing procedures could require that the Company file a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA premarket approval ("PMA") or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process. Under current FDA policy, applications involving pre-filled syringes would be evaluated by the FDA as drugs rather than devices, requiring FDA new drug applications ("NDAS") or ANDAs. Depending on the circumstances, drug regulation can be much more extensive and time consuming than device regulation. See "Business - Governmental Regulation".

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

International Distribution. Distribution of the Company's products in countries other than the U.S. may be subject to regulation in those countries. In June 1998, the Company received certification from TUV Product Services for the Company's quality system, which meets the requirements of ISO 9001 and EN 46001. In June 1999, TUV Product Services audited the Company's quality system and found that it still meets the requirements of ISO 9001. Also in June 1999, the company was recommended for certification from TUV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive. This certification will allow the Company to label its products with the CE Mark and sell them in the European Community. Before this certification is granted, the Company must submit certain additional information to TUV Product Services. There can be no assurance that final Medical Device Directive certification will be received or that the Company will continue to meet the standards of ISO 9001. See "Governmental Regulations".

Uncertainty in Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector 2000 system exceeds the price of needle-syringe, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of the Biojector 2000 system.

Dependence on Third-Party Relationships. The Company is dependent on third parties for distribution of the Biojector 2000 system to certain market segments, for the manufacture of component parts, and for assistance with the development and distribution of future application-specific systems.

The Company's current manufacturing processes for the Biojector 2000 jet injector and disposable syringes as well as manufacturing processes to produce the Vitajet consist primarily of assembling component parts supplied by outside suppliers. Certain of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, the Company has experienced delays in the delivery of certain components, To date such delays have not had a material adverse effect on the

Company's operations. There can be no assurance that the Company will not experience delays in the future, or that such delays would not have a material adverse effect on the Company's financial condition and result of operations. See "Manufacturing".

In the past, the Company has entered into agreements with certain major pharmaceutical or biotechnology companies for development and distribution of needle-free injection systems and for use of the Company's needle-free injection systems in conjunction with the pharmaceutical companies' products. In all cases to date these companies have had the right to terminate those agreements at certain phases as defined in the agreements. In several instances, those agreements have been terminated before yielding sustained long-term licensing or product sales revenues. Entering into agreements of this nature is an important part of the Company's overall business strategy. There can be no assurance that, in the future, the Company will be able to interest any major pharmaceutical or biotechnology companies in entering into such agreements. If interested parties are found, there can be no assurance that the Company will be successful at negotiating and entering into long-term licensing and supply agreements with the interested parties. Further, if such agreements are entered into, there can be no assurance that the companies' interest and participation in the agreements and projects will continue and result in long-term, sustainable revenues as contemplated by this aspect of the Company's overall business strategy. Failure to enter into future licensing and product supply agreements with major pharmaceutical or biotechnology companies and failure of those future agreements to result in significant, sustainable long-term revenues could adversely affect the Company's financial condition.

Ability to Manage Growth. If the Company's products achieve market acceptance or if it is successful in entering into product supply agreements with major pharmaceutical or biotechnology companies, the Company expects to experience rapid growth. Such growth would require expanded customer service and support, increased personnel throughout the Company, expanded operational and financial systems, and implementing new and expanded control procedures. There can be no assurance that the Company will be able to attract sufficient qualified personnel or successfully manage expanded operations. As the Company expands, it may periodically experience constraints that would adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

Competition. The medical equipment market is highly competitive and competition is likely to intensify. The Company's products compete primarily with traditional needle-syringes, "safety syringes" and also with other alternative drug delivery systems. While the Company believes its products provide a superior drug delivery method, there can be no assurance that the Company will be able to compete successfully with existing or newly developed drug delivery products. Many of the Company's competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources than the Company. There can be no assurance that one or more of these competitors will not develop an alternative drug delivery system that competes more directly with the Company's products, or that the Company's products would be able to compete successfully with such a product.

Dependence on a Single Technology. The Company's strategy has been to focus its development and marketing efforts on its needle-free injection technology. Focus on this single technology leaves the Company vulnerable to competing products and alternative drug delivery systems. The Company perceives that healthcare providers' desire to minimize the use of the traditional needle-syringe has stimulated development of a variety of alternative drug delivery systems such as "safety syringes," jet injection systems, nasal delivery systems and transdermal diffusion "patches". In addition, pharmaceutical companies frequently attempt to develop drugs for oral delivery instead of injection. While the Company believes that for the foreseeable future there will continue be a significant need for injections, there can be no assurance that alternative drug delivery methods will not be developed which are preferable to injection. See "Forward Looking Statements".

Patents and Proprietary Rights. The Company relies on a combination of trade secrets, confidentiality agreements and procedures, and patents to protect its proprietary technologies. The Company has been granted a number of patents in the United States and several patents in other countries covering certain technology embodied in its current jet injection system and certain manufacturing processes. Additional patent applications are pending in the U.S. and certain foreign countries. There can be no assurance that the claims contained in any patent application will be allowed, or that any patent or the Company's patents collectively will provide adequate protection for the
Company's products and technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. In addition, the laws of foreign countries may not protect the Company's proprietary rights to this technology to the same extent as the laws of the U.S. The Company believes that it has independently developed its technology and attempts to ensure that its products do not infringe the proprietary rights of others. The Company knows of no such infringement claims. However, any such claims could have a material adverse affect on the Company's financial condition and results of operations.

Product Liability. Producers of medical devices may face substantial liability for damages in the event of product failure or if it is alleged the product caused harm. The Company currently maintains product liability insurance and, to date, has experienced only one product liability claim. There can be no assurance, however, that the Company will not be subject to a number of such claims, that the Company's products liability insurance would cover such claims, or that adequate insurance will continue to be available to the Company on acceptable terms in the future. The Company's business could be adversely affected by product liability claims or by the cost of insuring against such claims.

Dependence on Key Employees. The Company's success depends on the retention of its executive officers and other key employees. Competition exists for qualified personnel and the Company's success will depend, in part, on attracting and retaining such personnel. Failure in these efforts could have a material adverse effect on the Company's business, financial condition or results of operations.

Shares Eligible For Future Sale. In December 1996, the Company completed a private placement of 3,434,493 units (each unit representing one share of common stock and a warrant to purchase one share of common stock). The Company also granted a warrant to its placement agent in the private placement to purchase 156,000 shares of common stock. The shares issued in the private placement and the underlying shares issuable upon exercise of the warrants were registered for resale on a Form S-3 registration statement. In June and July 1997, the Company completed a private placement of 2,906,977 units, each unit consisting of one share of Common Stock and one warrant to purchase one-half share of Common Stock. In May 1997, in return for services provided, the Company granted a consultant a warrant to purchase 25,000 shares of Common Stock. The shares issued in the private placement and the underlying shares issuable upon exercise of the warrants were registered for resale on a Form S-3 registration statement. In connection with the Elan transactions in October 1997, Elan purchased 2,727,273 shares of Common Stock and was granted a five year warrant to purchase 1.75 million shares of common stock. In January, 1998, the shares issued to Elan as well as the 487,390 shares issued to Schering (see "Research and Product Development - Needle-free Injection Business") were registered for resale on a Form S-3 registration statement. In October, 1997, the Company granted warrants to purchase 350,000 shares of stock to an individual in connection with a his guarantee of an equity investment in the Company. In February, 1998, the Company granted a management consulting company which introduced Elan to the Company, a warrant to purchase 100,000 shares of Common Stock. In June 1998, the Company granted warrants to purchase 130,243 shares of stock to an individual in return for services to the Company. In April 1998, the warrants issued in the June and July 1997 private placement were exercised, in exchange for which the Company issued 147,850 new warrants. In May 1999, the Company issued warrants to purchase 80,000 shares of common stock to an advisory firm in exchange for financial advisory services. Sales of substantial numbers of common stock in the public market, or the availability of such shares for sale, could adversely affect the market price for the common stock and make it more difficult for the Company to raise funds through equity offerings in the future.

Possible Adverse Effects on Trading Market. The Company's Common Stock is quoted on the NASDAQ National Market. There are a number of continuing requirements that must be met in order for the Common Stock to remain eligible for quotation on the NASDAQ National Market or the NASDAQ SmallCap Market. The failure to meet the maintenance criteria in the future could result in the delisting of the Company's Common Stock from NASDAQ. In such event, trading, if any, in the Common Stock may then continue to be conducted in the non- NASDAQ over-the-counter market. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock. In addition, if the Common Stock were delisted from trading on NASDAQ and the trading price of the Common Stock were less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. The additional burdens imposed on broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of the shares of Common Stock and thereby have a material adverse effect on the trading market for the securities. On April 9, 1999, the Company was advised by NASDAQ that it is out of compliance with the NASDAQ rule that requires companies listed on the exchange to maintain a minimum bid price of $1.00 for their stock. The Company is pursuing a variety of courses of action to bring the bid price of its stock back into compliance with NASDAQ requirements. There can be no assurance that the Company will be successful in these efforts within the timeframes prescribed by NASDAQ or at all.

Possible  Volatility of Stock Price.  The market for the Company's  Common Stock and for the securities of other early-stage, small market-capitalization companies has been highly volatile in recent years. The Company believes that factors such as quarter-to-quarter fluctuations in financial results, new product introductions by the Company or its competition, public announcements, changing regulatory environments, sales of Common Stock by certain existing shareholders, substantial product orders and announcement of licensing or product supply agreements with major pharmaceutical or biotechnology companies could contribute to the volatility of the price of the Company's Common Stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of the Company's Common Stock.


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

The Company believes its current facilities will be sufficient to support its operations for the next 3-5 fiscal years. As the Company requires additional space to accommodate growth in its sales and manufacturing activities, it is the Company's intention to lease additional facilities adjacent to or near its present operations. The Company believes that, if necessary, it will be able to obtain facilities at rates and under terms comparable to those of the current leases. See "Forward Looking Statements".

Item 3.   LEGAL PROCEEDINGS

The Company is named as co-defendant in a product liability suit alleging injury and unspecified damages in excess of $50,000 to the plaintiff in connection with an injection administered using the B-2000. The Company believes that the suit is without merit. The Company's insurer for product liability has undertaken defense of the claim on the Company's behalf.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the Symbol "BJCT". The following table sets forth the high and low closing sale prices of the Company's Common Stock on the NASDAQ National Market.

                       High     Low
                      -----    -----
Fiscal year Ended March 31, 1997:

First Quarter          1.41    1.28
Second Quarter         1.03    0.97
Third Quarter          0.78    0.75
Fourth Quarter         0.78    0.63

Fiscal Year Ended March 31, 1998:

First Quarter           .94     .47
Second Quarter         1.03     .59
Third Quarter          1.57    1.19
Fourth Quarter         1.50    1.09

Fiscal Year Ended March 31, 1999:

First Quarter          2.09    1.34
Second Quarter         2.06    0.88
Third Quarter          1.72    1.06
Fourth Quarter         1.72     .56


The closing sale price on June 25, 1999, as reported on the NASDAQ National Market, was $0.625 per share.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL DATA

The statement of operations and balance sheet data set forth below for the five fiscal years in the period ended March 31, 1999, have been derived from the consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the detailed consolidated financial statements and notes thereto included elsewhere in this Report.

       SUMMARY FINANCIAL INFORMATION
      (in thousands, except per share data)

                                              YEAR ENDED MARCH 31,
                                    1999     1998     1997      1996      1995
                                   ------   ------   ------    ------    ------
Statement of Operations Data:

Revenues                          $ 2,631 $  1,935 $  2,235  $  4,209  $  2,924
Operating expenses                  5,405    6,061    6,637     9,851     9,008

Net loss:
  Continuing operations            (4,064)  (4,518)  (4,296)   (5,431)   (5,656)
  Discontinued operations          (3,012) (12,112)      --        --        --
Net loss allocable
  to common shareholders           (7,076) (16,630)  (4,296)   (5,431)   (5,656)

Net loss per share:
  Continuing operations             (0.14)   (0.20)   (0.26)    (0.39)    (0.43)
  Discontinued operations           (0.11)   (0.52)      --        --        --
Net loss per share allocable
  to common shareholders            (.025)   (0.72)   (0.26)    (0.39)    (0.43)

Shares used in per
  share calculation                28,315   23,151   16,705    14,074    13,167



                                              YEAR ENDED MARCH 31,
                                    1999     1998     1997      1996      1995
                                   ------   ------   ------    ------    ------
Balance Sheet Data:

Working capital                   $ 3,038  $ 3,019  $ 2,858   $ 4,327   $ 6,404
Total assets                        8,591    6,978    7,088     7,519     9,498
Long-term debt                         --       --       --        --        --
Shareholders' equity                5,748    5,975    5,766     6,027     7,964


In fiscal 1998, the Company acquired blood glucose monitoring technology from Elan for an up-front licensing fee of $15 million which was required to be expensed in the year paid. As a result, the 1998 net loss from discontinued operations includes a $12 million, net of minority interest, one-time charge for acquired in-process research and development.

In May 1999,  rather  than  continue  to fund the cost of its  development,  the
Company entertained a preliminary proposal from a third party to purchase Marathon Medical's blood glucose monitoring technology. Pursuant to the proposal, the Company intends to enter into an agreement to sell the license to the blood glucose monitoring technology, along with certain fixed assets. Accordingly, Marathon Medical's operation is reported as "Discontinued Operations" in the accompanying financial statements. See Note 3 - "Discontinued Operations".

The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future.


Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operating losses have resulted in an accumulated deficit of approximately $58 million as of March 31, 1999. In fiscal 1996, the Company incurred significantly increased costs associated with the production and sale of the Biojector 2000 system, including sales and marketing efforts, manufacturing ramp-up and inventory build-up. In September 1997, the Company acquired rights to the blood glucose monitoring technology from Elan for an initial payment of $15 million. In fiscal 1998, the $15 million up front payment was expensed as acquired in-process research and development, net of minority interest allocation. In March 1998, the

Company acquired the rights to the Vitajet self-injector, along with certain other assets, in a stock-for-assets transaction with Vitajet Corporation. The Company's ability to achieve and sustain profitability will depend on: i)
customers accepting the Biojector 2000 system; ii) forming strategic relationships with major pharmaceutical and biotechnology companies that result in significant license and product supply agreements; iii) realizing volume-related manufacturing cost efficiencies; and iv) otherwise attaining revenues sufficient to support profitable operations.

In August 1994, Bioject signed an agreement with Health Management, Inc. ("HMI"), granting HMI exclusive rights to purchase Bioject's Needle-Free Injection Management System (R), the Biojector 2000, for use in the home healthcare market. In return for HMI's commitment to purchase a minimum of 8,000 Biojector units over the ensuing two years, the Company granted volume pricing discounts to HMI. During the term of the contract, the selling price of Biojectors to HMI exceeded their standard cost. During fiscal 1996 and 1997, the Company sold approximately 6,400 Biojectors to HMI for total sales revenue including syringes of $3.3 million. HMI did not place the great majority of these Biojectors with patients, pending completion of negotiations with pharmaceutical companies for certain pricing concessions for medication to be administered with the Biojectors. In January 1996 HMI requested that Bioject suspend shipments to HMI. In February 1996, the Company learned from HMI's press releases that HMI expected to default on its debts, anticipated taking significant write-offs relating to accounts receivable and inventories, planned operational consolidations, and would restate certain prior period financial statements. In fiscal 1997, although not obligated to do so, the Company agreed to repurchase certain of the HMI inventories, including up to 6,000 Biojector units, for cash and forgiveness of accounts receivable totaling $660,000. The repurchase of these inventories was at a substantial discount to the original selling price to HMI.

In March 1994, the Company entered into an agreement with Schering AG ("Schering"), Germany, for the development of a self-injection device (the "Self-Injector") for delivery of Betaseron (R) to multiple sclerosis patients. During fiscal 1996, the Company delivered preproduction clinical prototypes to Schering and worked on finalizing the production prototype design. During fiscal 1997, the Company entered into a supply agreement with Schering AG and commenced activities related to full production of the self-injector. Schering loaned the Company a total of $1.6 million to purchase molds and tooling to produce the product. In January 1997, the Company received notice that its contract with Schering AG would be cancelled. Under provisions of the contract, Schering AG had the option of canceling the agreement if the FDA required extensive clinical studies beyond an originally planned safety study. Schering AG received a review letter from the FDA which would have required Schering to conduct additional, material clinical studies in order to use non-traditional delivery mechanisms with its Betaseron (R) product. Under terms of the contract, Schering was required to convert its $1.6 million note due from Bioject plus accrued interest into approximately 487,000 shares of Bioject common stock at a conversion price of $3.50 per share. In addition, Schering was obligated to pay Bioject for the cost of product ordered through the date of cancellation of the contract, which payment was made in June 1997.

In January 1995, the Company signed a joint development agreement with Hoffman-La Roche to develop proprietary drug delivery systems for Roche products. The agreement provided for Bioject to develop, manufacture and sell Biojector needle-free injection drug delivery systems designed to Roche specifications. The B-2020 1.5 ml. needle-free injector was developed as a result of this agreement. In return, Bioject granted Roche exclusive worldwide rights to distribute these systems and their components for use with certain Roche products. Hoffman-LaRoche Inc. is the United States affiliate of the multinational group of companies headed by Roche Holding of Basel, Switzerland, one of the world's leading research-intensive healthcare companies. As of the 1995 fiscal year end, the Company had commenced design of a prototype device and had agreed with Roche on product specifications. During fiscal 1996, the Company developed and delivered preproduction prototypes to Roche for testing and developed the clinical preproduction prototypes which were delivered to Roche in April 1996. At March 31, 1998, the Company and Hoffman-LaRoche were finalizing their submission to obtain regulatory clearance to market the product. The regulatory submission was made in May 1998. In June 1999, after the end of the fiscal year, Roche advised the Company that because of the additional time and cost required to gain regulatory clearance to use the B-2020 in conjunction with the Roche drugs and because of an overall change in its marketing strategy for the drugs in question, it does not intend to pursue distributing the B-2020 and is relinquishing its exclusive rights to the product.

In September 1997, the Company and Elan Corporation signed a licensing and joint development agreement for the development and commercialization of certain continuous blood glucose monitoring technology licensed from Elan. Under terms of the agreement, the Company borrowed $12.015 million from Elan(subsequently converted to Series A and B convertible preferred stock) and Elan invested $2.985 million in a new subsidiary of the Company, Marathon Medical Technologies Inc. ("Marathon Medical") (formerly Bioject JV Subsidiary Inc.), created for the purpose of developing the technology. Marathon Medical, owned 80.1% by the Company and 19.9% by Elan, paid Elan $15 million for rights to the technology and was committed to pay an additional $15.5 million to Elan as future milestones were achieved as well as royalties on future sales of the product. The new subsidiary was to develop the blood glucose monitoring technology and seek regulatory clearance for the its sale. In October 1997, as part of the agreement, Elan acquired 2.7 million shares of common stock and 1.75 million warrants to purchase the Company's common stock at $2.50 per share for $3 million. In addition, Elan agreed to underwrite the Company's contractual obligation to fund development of the blood glucose monitoring technology by purchasing up to a total of $4 million of the Company's Series C convertible preferred stock. Elan also agreed to purchase up to a maximum of an additional $1 million of Marathon Medical's stock. As a separate part of the agreement, Elan also committed to fund development of the Company's pre-filled syringe technology through a grant of up to $500,000.

In March 1999, Elan subscribed to purchase $2.4 million of the Company's Series C preferred stock and $597,000 of the stock in Marathon Medical. In May 1999, after the end of the fiscal year, the Company decided to seek a buyer for the blood glucose monitoring technology rather than continue to fund the cost of its development. In May 1999, rather than continue to fund the cost of its development, the Company entertained a preliminary proposal from a third party to purchase Marathon Medical's blood glucose monitoring technology. Pursuant to the proposal, the Company intends to enter into an agreement to sell the license to the blood glucose monitoring technology, along with certain fixed assets. Accordingly, Marathon Medical's operation is reported as "Discontinued Operations" in the financial statements and other financial information included as a part of this Report. See "Risk Factors - Uncertainty of the Sale of the Blood Glucose Monitoring Technology", and "Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

In March 1998, in a transaction with Vitajet Corporation, the Company paid 100,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition. In addition to shares already paid, the Company is obligated to issue 60,000 shares of its common stock each year in each of the three years subsequent to the acquisition if certain development milestones are met. The Company issued 60,000 shares in March 1999 in payment for milestones met in the first contract year. Up to an additional 90,000 shares are also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet.

In July 1998, the Company entered into an agreement with Merck & Co. ("Merck") which provided Merck limited-term rights to use the B-2000 needle-free injection system with selected Merck vaccines. As part of the agreement, the Company also granted Merck exclusive rights to negotiate a long-term license to the B-2000 for certain medical indications. The Company received $1.5 million in non-refundable fees under this agreement in the year ended March 31, 1999. In February 1999, citing a refinement in its vaccine development strategy, Merck advised the Company that it would not continue discussions to seek long-term license rights to the Company's technology. No further fees are due to the Company under this agreement.

Also in July 1998, the Company entered into a collaborative research agreement with GeneMedicine Inc. (now owned by Valentis Inc.), a developer of DNA-based medicines and genetic vaccine technologies for treatment or prevention of a wide range of diseases. This collaboration involves the continued refinement of the Biojector 2000 jet injection system coupled with GeneMedicine's gene-based delivery platforms to create a combined product that is intended to enhance the delivery and activity of plasmid-based genetic vaccines. The agreement anticipates that combined products developed as a result of the research collaboration will be marketed to third party corporate partners for commercialization and sale rather than being commercialized or sold by either Bioject or GeneMedicine. See "Forward Looking Statements", "Research and Development - Needle-free Injection Business" and "Risk Factors - Uncertainty of Product Development Under the GeneMedicine Agreement".

During fiscal 1996, the Company implemented a plan to increase manufacturing capacity and refine production methods to meet anticipated future demand and to reduce product costs. During fiscal 1997, the Company's manufacturing activities focused on retesting the devices repurchased from HMI to ensure their continuing compliance with new product standards and elective upgrade of certain of these units to current version configuration. Also during fiscal 1997, manufacturing focused on finalizing product engineering and on planning for, designing and installing manufacturing lines for the new self injector device in advance of the launch of that product. During fiscal 1998, having a sufficient inventory of jet injectors on-hand as a result of the repurchase of product from HMI, the Company focused its manufacturing efforts on refining manufacturing processes and efficiencies of the disposable syringe manufacturing line. On account of excess inventories of both B-2000 devices and Biojector syringes, the Company ceased manufacturing any material quantity of new products in July 1998. All but four employees directly involved in manufacturing were either laid off or transferred to other functions within the Company. The Company will manufacture Vitajet devices and syringes in fiscal 2000. The Company believes that inventory on-hand of B-2000 devices and syringes will, in most product categories, be sufficient to meet product demand through fiscal 2000. Accordingly, the Company does not plan to manufacture material quantities of B-2000 devices or syringes in fiscal 2000. See "Forward Looking Statements" and "Risk Factors - Limited Manufacturing Experience".

The Company's revenues to date have not been sufficient to cover manufacturing and operating expenses. However, the Company believes that if its products attain significantly greater general market acceptance and if the Company is able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, the Company's product sales volume would increase. Significantly higher product sales volumes should allow the Company to realize volume-related manufacturing cost efficiencies. This, in turn, should result in a reduced costs of goods as a percentage of sales, which could eventually allowing the Company to achieve positive gross profit. The Company believes that positive gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies would eventually allow the Company to operate profitably. See "Forward Looking Statements". The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company's products, its ability to attain volume-related and automation-related manufacturing efficiencies, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur. See "Risk Factors - Limited Manufacturing Experience". Further, there can be no assurance that, in the future, the Company will be able to interest major pharmaceutical or biotechnology companies in entering licensing or supply agreements. See "Risk Factors - Dependence on Third-Party Relationships".

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including: (i) length of time to close product sales; (ii) customer budget cycles; (iii) implementing cost reduction measures; (iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; (v) timing and amount of payments under licensing and technology development agreements; and (vii)timing of new product introductions by the Company and its competition.

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

During the next fiscal year, the Company will target its direct sales efforts toward: i) sales to existing markets, specifically flu immunization providers, public health agencies and public school systems; ii) sales in markets such as the State of California, where the Company believes that needle-syringe safety legislation makes the Company's products more price competitive; and iii) sales to the U.S. military. Sales through distributors will target the home, self-injection market. See "Forward Looking Statements", "Business - Marketing and Competition" and "Risk Factors".

The Company will also focus sales and marketing efforts on entering into licensing and supply arrangements with leading pharmaceutical and biotechnology companies whose products the Biojector technology provides either increased medical efficacy or a higher degree of market acceptance. Agreements under this type of arrangement would ordinarily include some or all of the following components: i)licensing revenues for full or partially exclusive access to the Company's products for a specific application or medical indication; ii)
development fees if the Company is customizing one of its products for the customer or developing a new product; iii) milestone payments related to the customer's progress in developing products to be used in conjunction with the Company's products; and iv) product revenues from sale of the Company's products to the customer pursuant to a supply agreement. See "Forward Looking Statements", "Business - Marketing and Competition" and "Risk Factors".

In fiscal 2000, the Company's clinical research efforts will be aimed primarily at clinical research collaborations in the area of DNA-based vaccines and medications. Product development efforts will focus primarily in three areas: i) developing self-injectors targeted for the home use market, both through pursuing regulatory approval of the B-4000 and through continuing to develop a new generation of smaller, lightweight, lower cost self-injectors; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) furthering development of the intradermal adapter for the B-2000. See "Forward Looking Statements" and "Business - Research and Development".

Also during the next fiscal year, the Company will commence the manufacture and sale of the Vitajet and conserve its fiscal resources. The Company does not expect to report net income from operations in fiscal 2000. See "Forward Looking Statements" and "Risk Factors".


RESULTS OF OPERATIONS

Product sales increased from $1.3 million in fiscal 1997 to $1.4 million in fiscal 1998 and decreased to $587,000 in fiscal 1999. Product sales in each of the three fiscal years consisted primarily of sales to public health and flu immunization clinics. The sales decrease in fiscal 1999 was due to a reduction in fiscal 1999 flu season orders, a significant portion of which was attributable to certain customers using inventory acquired but not used in earlier periods to meet their current year flu season requirements and also due to a reduced direct sales force. Also contributing to the product sales decline in fiscal 1999 was certain customers misinterpreting regulatory labeling on certain flu vaccines and choosing not to use jet injection with that flu vaccine as a result of that labeling misinterpretation. The Company believes that the label interpretation problem is resolved and will not reoccur in the fiscal 2000 flu season. See "Forward Looking Statements".

License and technology fees decreased from $966,000 in fiscal 1997 to $500,000 in fiscal 1998 and increased to $2.0 million in fiscal 1999. The fiscal 1997 fees consisted principally of product development revenues for work performed under the Schering and Hoffman-LaRoche agreements. The fiscal 1998 revenues related to work on the Hoffman-LaRoche project. The fiscal 1999 revenues consisted primarily of development revenues for work on the pre-filled syringe technology under the Elan agreement and licensing fees received under the July 1998 agreement with Merck.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. The total of these costs decreased from $1.9 million in fiscal 1997 to $1.7 million in fiscal 1998 and increased to $1.9 million in fiscal 1999. The decrease in manufacturing expense from fiscal 1997 to fiscal 1998 reflects reductions in the cost of materials and labor for injectors and syringes as well as reductions in fixed and variable manufacturing overhead expense. The increase in manufacturing expense from fiscal 1998 to fiscal 1999 reflects: i)reduced inventory buildup resulting in less manufacturing overhead being absorbed; ii) increased depreciation expense; and iii) a reduction in the carrying value of raw material and finished goods inventories to levels estimated to be equal to one year's supply based upon sales activity for the years ended March 31, 1999 and 1998. Manufacturing overhead totaled $1.2 million, $981,000, and $1.0 million in fiscal years 1997, 1998, and 1999,respectively.

Research and development expense decreased from $1.6 million in fiscal 1997 to $884,000 in fiscal 1998, (exclusive of acquired in-process research and development) and increased to $979,000 in fiscal 1999. Fiscal 1997 research and development expenditures were principally related to final design and transfer to manufacturing of the Schering device and to development work on the B-2020 Hoffman-LaRoche system. Fiscal 1998 expenditures related principally to further development of the B-4000 Self Injector and to pursuing regulatory clearance for the Vial Adapter. The Company expended $979,000 in fiscal 1999 on needle-free research and development, related principally to: i) pursuing regulatory clearance for the B-2020; ii) pursuing clinical research in delivering DNA-based medications; iii) developing the low-cost self injector; and iv) developing pre-filled Biojector syringes. See "Research & Development".

Selling, general and administrative expense increased from $3.2 million in fiscal 1997 to $3.4 million in fiscal 1998 and decreased to $2.5 million in fiscal 1999. During that time period, expenses related to sales, marketing and business development were $1.6 million for each of fiscal years 1997 and 1998 and $868,000 for fiscal 1999. The decline of $726,000 in sales and marketing expense in fiscal 1999 was principally due to reducing the Company's direct sales force. See "Business - Marketing and Competition". General and
administrative expense increased from $1.6 million in fiscal 1997 to $1.8 million in fiscal 1998. This increase was due principally to consulting fees and an increase in travel expenses. General and administrative expenses for fiscal 1999 totaled $1.6 million, a decrease of $193,000 from fiscal 1998.

Interest expense of $390,000 in fiscal 1998 relates to the $12.015 million debt due to Elan for the period from October 15, 1997 through March 2, 1998 when the note and accrued interest was converted to Series A and Series B convertible preferred stock.

Other income consists of earnings on available cash balances. Other income varied as a result of changes in cash balances and interest rates from year to year.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common
Stock in November 1993, proceeds from sale of equity securities to Elan, licensing and technology revenues, and more recently through sales of products. Net proceeds received upon issuance of securities from inception through March 31, 1999, totaled approximately $59.8 million. The Company has no long-term debt.

Cash, cash equivalents and marketable  securities  totaled $1.9 million at March
31, 1998 and $1.3 million at March 31, 1999. The decrease resulted from operating losses and capital expenditures which were partly offset by approximately $3 million in net proceeds from the exercise of stock warrants and stock options.

Inventories decreased from $1.9 million at March 31, 1998 to $1.3 million at March 31, 1999, primarily due to a reduction in the carrying value of raw material and finished goods inventories to levels estimated to be equal to one year's supply based upon sales activity for the years ended March 31, 1999, and 1998.

The Company has fixed commitments for facilities rent and equipment leases which total approximately $226,000 for fiscal 2000.

The Company purchased capital equipment for use on the needle-free side of the business of approximately $110,000 and $112,000 in fiscal 1998 and 1999, respectively.

The Company believes that its current cash position, together with net proceeds which may be received from the proposed sale of the blood glucose monitoring technology, combined with revenues and other cash receipts will be sufficient to fund the Company's operations through the first quarter of fiscal 2001. The sale of the blood glucose monitoring technology is subject to negotiation and execution of definitive agreements and satisfaction of certain conditions, so there can be no assurance that the transaction will be completed on the terms anticipated by the Company or at all. In addition, the Company is pursuing a number of additional financing sources. See "Forward Looking Statements". Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements". However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and would have a material adverse affect the Company's business. The Company has no banking line of credit or other established source of borrowing. Because of these uncertainties, the Company's independent public accountants have qualified their opinion with respect to the Company's ability to continue as a going concern. See "Risk Factors - Need for Additional Financing and Uncertainty of the Sale of the Blood Glucose Monitoring Technology".

YEAR 2000 ISSUES

The Company is in the process of assessing and implementing remedial action with regards to its Year 2000 ("Y2K") issues. The assessment includes steps to review and obtain vendor certification of Y2K compliance of current systems, testing system compliance and implementing corrective action where necessary. A Y2K team composed of manager-level members from Manufacturing, Purchasing, Information Services and Finance is continuing to conduct the assessment. Assessment of the compliance of all critical systems, plans for remedial action, if any, and estimates of the cost of such remedial action have been completed. The cost to address the Company's Y2K issues have been estimated to be insignificant and funds expended are expected to be derived from normal maintenance and upgrade operating budgets.

Products
The Company's products do not incorporate either application or embedded software and are therefore not subject to Y2K issues.

Information Systems
The Company utilizes packaged application software for all critical information systems functions which have been certified by the vendors as being Y2K compliant. This includes financial software, operating and networking systems, application and data servers, PC and communications hardware and core office automation software. The company is in the process of testing the reliability of the application software and expects this to be complete by mid August.

Manufacturing Systems
The Company has received manufacturer certification of Y2K compliance for all critical automated components used in manufacturing the Company's products.

Supplier Base
The Company has implemented a Y2K audit program of suppliers critical to the Company's operations. These suppliers have certified Y2K compliance of systems critical to maintaining a continuing source of supply to the Company.

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

Business risks to the Company of not successfully identifying Y2K issues and undertaking effective remedial action include the inability to ship product, delay or loss of revenue and delay in manufacturing operations. The Company believes that it has successfully identified critical Y2K issues and has substantially completed required remedial action. Other than risks created by infrastructure failures or by the Company's dealings with third parties, where the actions of such third parties are beyond the Company's control, the Company believes that it will have no material business risk from Y2K issues. There can be no assurance that infrastructure failures will not occur or that third parties, over which the Company has no control will successfully address their own Y2K issues.


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets at March 31, 1999 and 1998

Consolidated Statements of Operations for the years ended
 March 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended
 March 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Supplementary Data (none required)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Bioject Medical  Technologies Inc:
We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries, as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and, at March 31, 1999, has an accumulated deficit of $58 million that raises substantial doubt about the Company's ability to continue as a going concern.

Management's plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments relating to recoverability and classification of asset carrying amounts that might result should the Company be unable to continue as a going concern.


/S/ ARTHUR ANDERSEN LLP

Portland, Oregon

May 7, 1999 (Except with respect to the matter discussed in Note 3, for which the date is May 25, 1999)

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                                       1999           1998
                                                  ------------     ----------
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $1,274,311       $1,900,839
   Accounts receivable, net of allowance for
     doubtful accounts of $64,000 and $83,000,
     respectively                                    305,064          153,721
   Stock subscription receivable                   2,400,000               --
   Inventories                                     1,251,186        1,891,970
   Other current assets                               53,599           75,292
   Current assets of
     discontinued operations (Note 5)                597,000               --
                                                  ------------    -----------
       Total current assets                        5,881,160        4,021,822
                                                  ------------    -----------
PROPERTY AND EQUIPMENT, at cost:
   Machinery and equipment                         2,235,733        2,241,904
   Production molds                                2,051,697        1,945,267
   Furniture and fixtures                            170,436          158,477
   Leasehold improvements                             94,115           94,115
                                                  ------------    -----------
                                                   4,551,981        4,439,763
   Less - accumulated depreciation                (2,615,536)      (1,947,006)
                                                  ------------    -----------
                                                   1,936,445        2,492,757
OTHER ASSETS                                         535,092          463,031
NON-CURRENT ASSETS OF DISCONTINUED
   OPERATIONS                                        238,583               --

                                                ------------      -----------
                                                  $8,591,280       $6,977,610
                                                ============      ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                               $  190,676       $  497,180
   Accrued payroll                                   135,445          218,424
   Other accrued liabilities                          54,388          277,122
   Deferred revenue                                       --           10,000
   Current liabilities of
     discontinued operations                       2,462,906               --
                                                ------------      -----------
 Total current liabilities                         2,843,415        1,002,726
                                                ------------      -----------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
Preferred stock, no par,  10,000,000 shares
     authorized;  issued and outstanding
     Series A Convertible-692,694 shares,
       $15 stated value                            9,163,025        7,826,157
     Series B Convertible -134,333 shares,
       $15 stated value                            1,566,762        1,491,289
     Series C Convertible -391,830 shares,
       No stated value                             2,400,000               --
   Common stock, no par, 100,000,000 shares
     authorized; issued and outstanding 29,011,236
     and 25,503,038 shares at March 31, 1999 and
     1998, respectively                           50,594,111       47,557,297
   Accumulated deficit                           (57,976,033)     (50,899,859)
                                                ------------      -----------
     Total shareholders' equity                    5,747,865        5,974,884
                                                ------------      -----------
                                                  $8,591,280       $6,977,610
                                                ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Year Ended March 31,
                                          1999           1998          1997
                                       ----------     ----------    ----------
REVENUES:
  Net sales of products                 $  587,131    $1,435,107    $1,269,882
  Licensing/technology fees              2,043,841       500,000       965,500
                                        ----------    ----------    ----------
                                         2,630,972     1,935,107     2,235,382
                                        ----------    ----------    ----------

OPERATING EXPENSES:
   Manufacturing                         1,915,729     1,749,064     1,862,922
   Research and development                978,683       883,632     1,596,708
   Selling, general and
     administrative                      2,510,485     3,428,321     3,177,228
                                        ----------    ----------    ----------
   Total operating expenses              5,404,897     6,061,017     6,636,858
                                        ----------    ----------    ----------
   Operating loss                       (2,773,925)   (4,125,910)   (4,401,476)

   Interest expense                             --      (390,411)           --
   Other income                            122,020       109,983       105,149
                                        ----------   -----------    ----------

LOSS BEFORE TAXES                       (2,651,905)   (4,406,338)   (4,296,327)
PROVISION FOR INCOME TAXES                      --            --            --
                                        ----------    ----------    ----------
LOSS FROM CONTINUING
  OPERATIONS BEFORE PREFERRED
  STOCK DIVIDEND                        (2,651,905)   (4,406,338)   (4,296,327)

PREFERRED STOCK DIVIDEND                (1,412,341)     (112,035)           --
                                        ----------    ----------    ----------
LOSS FROM CONTINUING OPERATIONS
  ALLOCABLE TO COMMON SHAREHOLDERS      (4,064,246)   (4,518,373)   (4,296,327)
                                        ----------    ----------    ----------
LOSS FROM DISCONTINUED OPERATIONS
  ALLOCABLE TO COMMON SHAREHOLDERS
  BEFORE MINORITY INTEREST (Note 8)     (3,608,928)  (15,096,294)           --

MINORITY INTEREST ALLOCATION               597,000     2,985,000            --
                                        ----------   -----------    ----------
LOSS FROM DISCONTINUED OPERATIONS
  ALLOCABLE TO COMMON SHAREOLDERS       (3,011,928)  (12,111,294)           --
                                        ----------   -----------    ----------
NET LOSS ALLOCABLE
TO COMMON SHAREHOLDERS                 $(7,076,174) $(16,629,667)  $(4,296,327)
                                        ==========   ===========    ==========
BASIC AND DILUTED NET LOSS PER
COMMON SHARE                           $     (0.25) $      (0.72)  $     (0.26)
                                        ==========   ===========    ==========

SHARES USED IN PER SHARE CALCULATION    28,315,239    23,151,135    16,705,274
                                        ==========   ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                              PREFERRED STOCK
                                                                              ---------------
                                                  Series A                       Series B                       Series C
                                                  --------                       --------                       --------
                                            Shares         Amount          Shares         Amount         Shares         Amount
                                            ------         ------          ------         ------         ------         ------

BALANCES, MARCH 31, 1996 ...........           --             --              --             --              --             --

Issuance of common stock in
 exchange for services .............           --             --              --             --              --             --

Issuance of common stock
 and warrants in a private
 placement in December 1996 ........           --             --              --             --              --             --

Issuance of stock to Schering AG
 in exchange for debt ..............           --             --              --             --              --             --

Net loss allocable to
 common shareholders ...............           --             --              --             --              --             --

BALANCES, MARCH 31, 1997 ...........           --             --              --             --              --             --

Issuance of common stock in
 exchange for services .............           --             --              --             --              --             --

Issuance of common stock
 and warrants in a private
 placement in June and
 July 1997 .........................           --             --              --             --              --             --

Issuance of common stock
 and warrants in a private
 placement in October 1997 .........           --             --              --             --              --             --

Issuance of common stock pursuant
 to stock option exercises .........           --             --              --             --              --             --

Issuance of common stock under
 401(k) matching plan ..............           --             --              --             --              --             --

Issuance of warrants in
 exchange for services .............           --             --              --             --              --             --

Issuance of common stock
 in acquisition of assets ..........           --             --              --             --              --             --

Issuance of preferred stock
 in exchange for debt, net
 of expenses .......................        692,694     10,220,411         134,333      1,985,000            --             --

Adjustment for inherent
 dividend ..........................           --       (2,500,000)           --         (500,000)           --             --

Preferred stock dividend ...........           --          105,746            --            6,289            --             --

Net loss allocable to
 common shareholders ...............           --             --              --             --              --             --

BALANCES, MARCH 31, 1998 ...........        692,694   $  7,826,157         134,333   $  1,491,289            --             --

Issuance of common stock pursuant
 to warrant exercises ..............           --             --              --             --              --             --

Issuance of common stock pursuant
 to stock option exercises .........           --             --              --             --              --             --

Issuance of warrants in
 exchange for services .............           --             --              --             --              --             --

Issuance of common stock
 in acquisition of assets ..........           --             --              --             --              --             --

Preferred stock dividend ...........           --        1,336,868            --           75,473            --             --

Issuance of preferred stock pursuant
 to joint venture agreement ........           --             --              --             --           391,830       2,400,000

Net loss allocable to
 common shareholders ...............           --             --              --             --              --             --


BALANCES, MARCH 31, 1999 ...........        692,694   $  9,163,025         134,333   $  1,566,762         391,830   $  2,400,000




                                              COMMON STOCK
                                              ------------
                                                                      Accumulated
                                          Shares          Amount         Deficit           Total
                                          ------          ------         -------           -----

BALANCES, MARCH 31, 1996 ...........     15,585,232     36,001,158     (29,973,865)      6,027,293

Issuance of common stock in
 exchange for services .............         33,298        159,350            --           159,350

Issuance of common stock
 and warrants in a private
 placement in December 1996 ........      3,434,493      2,163,000            --         2,163,000

Issuance of stock to Schering AG
 in exchange for debt ..............        487,390      1,712,228            --         1,712,228

Net loss allocable to
 common shareholders ...............           --       (4,296,327)     (4,296,327)

BALANCES, MARCH 31, 1997 ...........     19,540,413     40,035,736     (34,270,192)      5,765,544

Issuance of common stock in
 exchange for services .............         49,646         94,936            --            94,936

Issuance of common stock
 and warrants in a private
 placement in June and
 July 1997 .........................      2,906,977      1,225,000            --         1,225,000

Issuance of common stock
 and warrants in a private
 placement in October 1997 .........      2,727,273      2,800,000            --         2,800,000

Issuance of common stock pursuant
 to stock option exercises .........        136,098        154,869            --           154,869

Issuance of common stock under
 401(k) matching plan ..............         42,631         31,006            --            31,006

Issuance of warrants in
 exchange for services .............           --           81,350            --            81,350

Issuance of common stock
 in acquisition of assets ..........        100,000        134,400            --           134,400

Issuance of preferred stock
 in exchange for debt, net
 of expenses .......................           --             --              --        12,205,411

Adjustment for inherent
 dividend ..........................           --        3,000,000            --              --

Preferred stock dividend ...........           --             --              --           112,035

Net loss allocable to
 common shareholders ...............           --             --       (16,629,667)    (16,629,667)

BALANCES, MARCH 31, 1998 ...........     25,503,038   $ 47,557,297    $(50,899,859)   $  5,974,884

Issuance of common stock pursuant
 to warrant exercises ..............      3,090,061      2,642,221            --         2,642,221

Issuance of common stock pursuant
 to stock option exercises .........        358,137        326,711            --           326,711

Issuance of warrants in
 exchange for services .............           --           32,242            --            32,242

Issuance of common stock
 in acquisition of assets ..........         60,000         35,640            --            35,640

Preferred stock dividend ...........           --             --              --         1,412,341

Issuance of preferred stock pursuant
 to joint venture agreement ........           --             --              --         2,400,000

Net loss allocable to
 common shareholders ...............           --             --        (7,076,174)     (7,076,174)


BALANCES, MARCH 31, 1999 ...........     29,011,236   $ 50,594,111    $(57,976,033)   $  5,747,865


The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended March 31,
                                          1999           1998         1997
                                      ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss allocable to
    common shareholders                $(7,076,174) $(16,629,667)  $(4,296,327)

 Adjustments to reconcile net loss to
 net cash used in operating activities
 from continuing operations:

    Net loss from discontinued
      operations                         3,011,928    12,111,294            --
    Depreciation and amortization          707,494       514,668       443,700
    Contributed capital for services        32,242       207,292       159,350
    Preferred stock dividends            1,412,341       112,035            --
    Interest paid on preferred stock            --       390,411            --

    Net changes in assets and liabilities:
     Accounts receivable                  (151,343)      158,135       113,003
     Inventories                           640,784      (455,514)     (450,511)
     Other current assets                   21,693       (30,070)          492
     Accounts payable                     (306,505)     (162,793)      109,799
     Accrued payroll                       (82,979)        5,294        54,905
     Other accrued liabilities            (222,734)       77,738       (17,540)
     Deferred revenue                      (10,000)     (240,000)     (316,000)
                                        ----------    ----------    ----------
Net cash used in operating activities
   of continuing operations             (2,023,253)   (3,941,177)   (4,199,129)
Net cash used in operating activities
   of discontinued operations           (1,102,875)      (96,294)           --
                                        ----------    ----------    ----------
Net cash used in operating activities   (3,126,128)   (4,037,471)           --
                                        ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities sold                              --            --       993,056
   Capital expenditures of
     continuing operations                 (76,578)     (110,387)   (1,617,052)
   Capital expenditures of
     discontinued operations              (281,729)  (15,000,000)           --
   Other assets                           (111,025)      (47,650)      (33,876)
                                        ----------    ----------    ----------
Net cash used in investing activities     (469,332)  (15,158,037)     (657,872)
                                         ---------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from common stock       2,968,932     4,179,869     2,163,000
   Borrowing from long-term debt
     subsequently converted to common stock     --            --     1,712,228
   Issuance of preferred stock                  --    12,015,000            --
   Preferred stock issuance costs               --      (200,000)           --
   Minority interest capital
    contribution to discontinued
    operations                                  --     2,985,000            --
                                        ----------    ----------    ----------
   Net cash provided by financing
    activities                           2,968,932    18,979,869     3,875,228
                                        ----------    ----------    ----------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash
     and cash equivalents                 (626,528)     (215,639)     (981,773)
   Cash and cash equivalents at
     beginning of year                   1,900,839     2,116,478     3,098,251
                                         ---------   ------------   ----------
     Cash and cash equivalents at
     end of year                        $1,274,311    $1,900,839    $2,116,478
                                        ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest               $       --      $     --     $      --
   Cash paid for income taxes                   --            --            --
   Purchase of goodwill for stock               --       134,400            --
   Purchase of fixed assets for stock       35,640            --            --
   Stock subscription receivable         2,400,000            --            --
                                         ---------      --------     ---------
                                        $2,435,640      $134,400     $      --
                                        ==========      ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY:

The consolidated financial statements of Bioject Medical Technologies Inc. (the "Company" or "Bioject"), include the accounts of Bioject Medical Technologies Inc. ("BMT"), an Oregon corporation, its wholly owned subsidiary, Bioject Inc., an Oregon corporation ("BI"), and its 80.1% owned subsidiary, Marathon Medical Technologies Inc. ("Marathon Medical") (formerly Bioject JV Subsidiary Inc.), an Oregon corporation. All significant intercompany transactions have been eliminated. Bioject Inc. commenced operations in 1985. Bioject Medical Technologies Inc. was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company of Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Marathon Medical was formed in October 1997 in connection with a joint venture arrangement with Elan Corporation, plc ("Elan"). Marathon Medical was formed to acquire, develop and commercialize blood glucose monitoring technology acquired from Elan. All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act (the "FD&C"). In 1987, the Company received 510(k) marketing clearance from the FDA allowing the Company to market a hand-held CO2-powered jet injection system. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector (r) 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non needle disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. On September 30, 1997, the Company entered into a joint venture agreement with Elan to develop and commercialize certain blood glucose monitoring technology, which the Company licensed from Elan (see Note 2 regarding "Accounting Policies-Research and Development and Licensing/Technology Revenues"). The blood glucose monitoring technology is also subject to government regulation in the U.S. by the FDA and abroad by various agencies. In May 1999, rather than continue to fund the cost of its development, the Company entertained a preliminary proposal from a third party to purchase Marathon Medical's blood glucose monitoring technology. Pursuant to the proposal, the Company intends to enter into an agreement to sell the license to the blood glucose monitoring technology, along with certain fixed assets. Accordingly, Marathon Medical's operation is reported as "Discontinued Operations" in the accompanying financial statements.

Since its inception the Company has incurred operating losses and at March 31, 1999, has an accumulated deficit of approximately $58 million. The Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from limited product sales of the Biojector 2000 system and Biojector syringes. The product sales were principally sales to dealers to stock their inventories. More recently, the Company has sold its products to end-users, primarily public health clinics for vaccinations and to nursing organizations for flu immunization. Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

To date, the Company's revenues have not been sufficient to cover manufacturing and operating expenses. However, the Company believes that if its products attain significantly greater general market acceptance and if the Company is able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, the Company's product sales volume will increase.
Significantly higher product sales volumes will allow the Company to realize volume-related manufacturing cost efficiencies. This, in turn, will result in a reduced costs of goods as a percentage of sales, eventually allowing the Company to achieve positive gross profit. The Company believes that positive gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies will eventually allow the Company to operate profitably. The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company's products, its ability to attain volume-related and automation-related manufacturing efficiencies, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur.

The Company believes that its current cash position, together with estimated net proceeds which may be received from the proposed sale of the blood glucose monitoring technology, combined with revenues and other cash receipts will be sufficient to fund the Company's operations through the first quarter of fiscal 2001. In addition, the Company is pursuing a number of additional financing sources. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and would have a material adverse affect the Company's business.

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


INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:


                               March 31,
                         1999             1998
                      ----------       ----------

Raw Materials         $  289,214       $  754,715
Work in Process               --            9,763
Finished Goods           961,972        1,127,492
                      ----------       ----------
                      $1,251,186       $1,891,970
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

OTHER ASSETS

Other assets include costs incurred for the application for patents, totaling $614,369 and $503,344 March 31, 1999 and 1998, respectively. These costs are amortized on a straight-line basis over 17 years. Accumulated amortization totaled $204,713 and $174,713 at March 31, 1999 and 1998, respectively. Amortization expense for the years ended March 31, 1999, 1998 and 1997 totaled $30,000 for each year.

Also included in other assets is the cost of assets acquired from Vitajet Corporation in a stock for assets exchange. In March 1998, the Company paid 100,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition and is being amortized over 15 years. In addition to the shares already paid, the Company is obligated to issue 60,000 shares of its common stock each year, in each of the three years subsequent to the acquisition, if certain development milestones are met. In March 1999, the Company issued the second payment of 60,000 shares of common stock valued at $35,640. Up to an additional 90,000 shares is also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet.

ACCOUNTING FOR LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of"(SFAS 121), which requires the Company to review for impairment of its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company does not believe that an adjustment to the carrying value of its long-lived assets is necessary, based on its strategic plan. However, if the Company is unable to raise additional capital and continue as a going concern, certain adjustments to the carrying value of the long-lived assets may be necessary.


REVENUE RECOGNITION FOR PRODUCT SALES

The Company records revenue from sales of its products upon shipment. In fiscal 1999, 1998 and 1997, sales to one customer (different for each period presented) accounted for 7%, 12% and 17%, respectively, of net sales of products. At March 31, 1999, 1998 and 1997 accounts receivable from one customer (different for each period presented) accounted for 68%, 19%, and 62%, respectively, of total accounts receivable. See Note 7 - "Related Party Transactions".


RESEARCH AND DEVELOPMENT AND LICENSING/TECHNOLOGY REVENUES

Licensing fees are recognized as revenue when due and payable. All licensing revenue recognized is non-refundable and imposes no future performance requirements or other obligations on the Company. Product development revenue is recognized as qualifying expenditures are incurred. Expenditures for research and development are charged to expense as incurred.

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

HOFFMAN-LA ROCHE. In January 1995, the Company entered into a joint development and exclusive licensing and distribution agreement with Hoffman-LaRoche, a major pharmaceutical company. Under the terms of the agreement, the Company agreed to develop the B-2020, a product with specific application to certain Roche products. The Company received a licensing fee totaling $500,000 which was recognized as revenue in fiscal 1995. The Company also received product development fees on an agreed schedule. In fiscal 1996, the Company received $900,000, of which $399,000 was recognized as revenue. In fiscal 1997, the Company received $250,000 in product development fees and recognized revenue of $501,000. In fiscal 1998, the Company received $250,000 in product development fees and recognized revenue of $500,000. In June 1999, after the end of the fiscal year, Roche advised the Company that because of the additional time and cost required to gain regulatory clearance to use the B-2020 in conjunction with the Roche products and because of an overall change in its marketing strategy for the products in question, it does not intend to pursue distributing the B-2020 and is relinquishing its exclusive rights to the product.

ELAN CORPORATION. On September 30, 1997, the Company signed a binding letter agreement (the "Agreement") with Elan Corporation, plc the goals of which included the development and commercialization of Elan's blood glucose monitoring technology and a collaborative arrangement to further develop the Company's jet injection technology. Among various terms, all of which were determined in arms-length negotiation, the Agreement provided for:

- Elan investing $3 million in Bioject in exchange for approximately 2.7 million shares of common stock and a five year warrant to purchase 1.75 million shares of common stock at $2.50 per share.

- Formation of Marathon Medical, which is owned 80.1% by Bioject and 19.9% by Elan, to further develop and commercialize the blood glucose monitoring technology.

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

- The investment by Elan of $2.985 million in Marathon Medical's common stock.

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

- The submission to Bioject's shareholders of a proposal to approve the issuance of up to $4 million of Bioject's Series C Convertible Preferred Stock to Elan to provide Bioject with funds to contribute toward Marathon Medical's additional development funding needs.

- The agreement by Elan to extend the license on a worldwide basis if the shareholders approved the exchange of the $12.015 million promissory note for convertible preferred stock.

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

On February 20, 1998, the Company's shareholders approved the exchange of the long-term promissory note plus accrued interest for Series A and Series B Convertible Preferred Stock and the issuance to Elan of Series C Convertible Preferred Stock or other similar convertible preferred stock to fund Marathon Medical's development work. Accordingly, on March 2, 1998, a total of 692,694 shares of Series A Convertible Preferred Stock and 134,333 shares of Series B Convertible Preferred Stock were issued to Elan and the promissory note was cancelled.

As of September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development expenditures. Such expense related to the blood glucose monitoring technology that had not yet established technological feasibility and at that time had no alternate future uses. Accounting rules required that such costs be charged to expense as incurred.

In May 1999,  rather  than  continue  to fund the cost of its  development,  the
Company entertained a preliminary proposal from a third party to purchase Marathon Medical's blood glucose monitoring technology. Pursuant to the proposal, the Company intends to enter into an agreement to sell the license to the blood glucose monitoring technology, along with certain fixed assets. See
Note 3 - "Discontinued Operations".

MERCK & CO. In July 1998, the Company entered into an agreement with Merck & Co. which provided Merck limited-term rights to use the B-2000 needle-free injection system with selected Merck vaccines. As part of the agreement, the Company also granted Merck exclusive rights to negotiate a long-term license to the B-2000 for certain medical indications. The Company received $1.5 million in fees under this agreement in the year ended March 31, 1999. In February 1999, citing a refinement in its vaccine development strategy, Merck advised the Company that it would not continue discussions to seek long-term license rights to the Company's technology.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. At March 31, 1999, the Company had total deferred tax assets of approximately $19.1 million, consisting principally of available net operating loss carryforwards. No benefit for these operating losses has been reflected in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. Total deferred tax liabilities were insignificant as of March 31, 1999.

As of March 31, 1999, BMT has net operating loss carryforwards of approximately $3.5 million available to reduce future federal taxable income, which expire in 2008 through 2019. BI has net operating loss carryforwards of approximately $42.8 million available to reduce future federal taxable income, which expire in 2001 through 2019. Marathon Medical has net operating loss carryforwards of approximately $2.7 million available to reduce future federal taxable income, which expire in 2018 through 2019. Approximately $3.0 million of BI's carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of BI's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from capitalization of certain start-up costs and deductions related to the exercise of stock options for income tax purposes.


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


COMPREHENSIVE INCOME REPORTING

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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


NET LOSS PER SHARE

Beginning with fiscal 1998, basic earnings per shares ("EPS") and diluted EPS are computed using the methods required by Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"). Under SFAS 128, basic EPS is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128. For the periods presented, the Company has been in a loss position and, accordingly there is no difference between basic EPS and diluted EPS since the common stock equivalents and the effect of convertible preferred stock under the "if-converted" method would be antidilutive. All earnings per share amounts in the following table are presented to conform to the SFAS 128 requirement:

                                             Year ended March 31,
                                      1999            1998            1997
                                  ------------    ------------    ------------
Loss from:
  Continuing operations           $(4,064,246)   $ (4,518,373)    $(4,296,327)
  Discontinued operations          (3,011,928)    (12,111,294)             --
Net loss allocable
  to common shareholders           (7,076,174)    (16,629,667)     (4,296,327)

Weighted  average number
of shares of common stock and
common stock equivalents
outstanding:
 Weighted average number of
 common shares outstanding
 for computing basic earnings
 per share                         28,315,239      23,151,135      16,705,274

 Dilutive effect of warrants
 and stock options after
 applications of the
 treasury stock method                 *                *               *
                                 ------------     ------------    ------------
 Weighted average number of
 common shares outstanding
 for computing diluted earnings
 per share                        28,315,239       23,151,135      16,705,274
                                 ============     ============    ============
 Net loss per share
  basic and diluted:
    Continuing operations          ($ 0.14)         ($ 0.20)        ($ 0.26)
    Discontinued operations        ($ 0.11)         ($ 0.52)             --
  Net loss per share allocable
    to common shareholders         ($ 0.25)         ($ 0.72)        ($ 0.26)
                                 ============     ============    ============

*The following common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

Year ended March 31,                      1999            1998            1997

 Warrants and stock options          8,508,601        11,578,490      7,962,146
 Convertible preferred stock        12,877,845         8,270,270             --
                                    ----------        ----------      ---------
                                    21,386,446        19,848,760      7,962,146
                                    ==========        ==========      =========

3.   DISCONTINUED OPERATIONS

As discussed in Note 2, in May 1999, rather than continue to fund the cost of its development, the Company entertained a preliminary proposal from a third party to purchase Marathon Medical's blood glucose monitoring technology. Pursuant to the proposal, the Company intends to enter into an agreement to sell the license to the blood glucose monitoring technology, along with certain fixed assets. Accordingly Marathon Medical's assets, liabilities, loss from operations and cash flows for the years ended March 31, 1999 and 1998 are reported as Discontinued Operations in the accompanying financial statements.


4.   401(K) RETIREMENT BENEFIT PLAN:

The Company has a 401(k) Retirement Benefit Plan for its employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under provisions of the Internal Revenue Code Section 401(k) and regulations thereunder. Effective January 1, 1996, the Company amended the plan to provide for voluntary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be either in cash or Company common stock. For calendar 1997, 1998 and 1999, the Company agreed to match 37.5% of employee contributions up to 6% of salary with Company stock. In fiscal 1999, 1998, and 1997, the Company recorded an expense of $29,884, $21,755, and $25,000, respectively, related to voluntary employer matches under the 401(k) Plan. The Board of Directors has reserved up to 200,000 shares of common stock for these voluntary employer matches of which 42,631 shares have been issued and 63,272 shares have been committed through March 31, 1999.


5.   SHAREHOLDERS' EQUITY:

PREFERRED STOCK

The Company has authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors. During fiscal 1998, as described in Note 2 regarding the Elan transactions, the Company borrowed $12.015 million from Elan for the purpose of investing such funds in Marathon Medical. On February 20, 1998, the Company's shareholders approved the exchange of this debt, plus accrued interest, for Series A and Series B convertible preferred stock and approved the future issuance of Series C Convertible Preferred Stock. At March 31, 1999, the Company had preferred stock authorized and outstanding as follows:

Series A Convertible Preferred Stock. Series A preferred stock accumulates dividends at 9% per annum, compounded semi-annually, payable in additional Series A Convertible Preferred Stock. Each original share may be converted at the holder's election into 10 shares of common stock and may be redeemed at the Company's election on the third, fourth and fifth anniversaries of issuance if the trading price of the Company's common stock is greater than or equal to $2.25 per share. The stock may be redeemed by paying the holder an amount equal to the original issuance price plus accumulated dividends thereon. If not earlier converted or redeemed, the original issuance price of the Series A Convertible Stock plus accumulated dividends thereon must be converted into common stock of the Company on October 15, 2004 at the lesser of $1.50 or 80% of the average of the closing prices of common stock for the ten trading days ending on October 13, 2004. The Series A Convertible Preferred Stock has preference in liquidation to the common stock of the Company. A total of 692,694 shares with an original issuance value of $15.00 per share were issued.

Series B Convertible Preferred Stock. Series B preferred stock has all of the rights and preferences of the Series A Convertible Preferred Stock including optional conversion, optional redemption and mandatory conversion except that it does not accrue a mandatory dividend. It participates in any dividends paid dividends pro rata with the common shareholders. A total of 134,333 shares of Series B Convertible Preferred Stock with an original issuance value of $15.00 per share were issued.

Series C Convertible Stock. Series C preferred stock has all of the rights and preferences of the Series A Convertible Preferred Stock including optional conversion, optional redemption and mandatory conversion except that it does not accrue a mandatory dividend. It participates in any dividends paid pro rata with the common shareholders. Its issuance price is equal to ten times market value at the time it is issued. Its conversion price is equal to one-tenth of its issuance price. Proceeds are restricted for use in developing the blood glucose monitoring technology. A total of 391,830 shares of Series C Convertible
Preferred Stock with an original issuance value of $6.125 per share were subscribed at March 31, 1999.

Inherent dividend. As described above, under certain conditions the Series A and Series B Convertible Preferred Stock is convertible into common stock of the Company at a price which represents a 20% discount to its par value of $15.00 per share. The value of this inherent dividend has been recorded as a discount to preferred stock and an increase to common stock totaling $3 million and is being accreted as additional preferred stock dividends on a straight-line basis from March 2, 1998, until mandatory conversion on October 15, 2004.

Stock Subscription Receivable. The Company had stock subscriptions receivable totaling approximately $3 million at March 31, 1999. A stock subscription receivable for the Company's Series C preferred stock in the amount of $2.4 million is included under the caption "stock subscription receivable" in the accompanying consolidated balance sheet. A second stock subscription receivable for the common stock of Marathon Medical in the amount of $597,000 is included under the caption "current assets of discontinued operations" in the accompanying consolidated balance sheet. Both stock subscriptions are from Elan pursuant to the provisions of the 1997 securities purchase agreements between the Company and Elan. Both subscriptions were paid in April 1999. The use of the proceeds of both the $2.4 million and $597,000 stock subscriptions receivable are restricted to payment of Marathon Medical's obligations and operating expenses.


COMMON STOCK

Holders of common stock are entitled to one vote for each share of record held on all matters to be voted on by shareholders. No shares have been issued subject to assessment, and there are no preemptive or conversion rights and no provision for redemption, purchase or cancellation, surrender or sinking or purchase funds. Holders of common stock are not entitled to cumulate their shares in the election of directors. A total of 200,000 shares of common stock have been reserved by the Board of Directors for issuance to 401(k) plan participants (see Note 4) of which 42,631 shares have been issued and 63,272 shares are committed to be issued through March 31, 1999.

STOCK OPTIONS

Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the "Plan"), which was approved by the Company's shareholders on November 20, 1992 and adopted by the Board effective December 17, 1992. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company's common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. As amended in fiscal 1999, a total of up to 4,500,000 shares of the Company's common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. Options outstanding at March 31, 1999, expire through April 2007.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has elected to continue to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. However, as prescribed by SFAS 123 the Company has computed, for proforma disclosure purposes, the value of all options granted during fiscal 1999, 1998 and 1997 using the Black-Scholes option pricing model and the following weighted average assumptions:

                                   Year ended March 31,
                               1999        1998        1997
                             --------    --------    --------
Risk-free interest rate         6%           6%         6%
Expected dividend yield         0%           0%         0%
Expected life                  1.5 yrs.     1.5 yrs.   1.5 yrs.
Expected volatility             97%          78%        47%


The total value of options granted during fiscal 1999, 1998 and 1997 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts (in thousands of $):

                                          Year ended March 31,
                              1999               1998              1997
                           -----------        ----------        ----------
Net loss:
 As reported               $   (7,076)        $  (16,630)       $  (4,296)
 Pro forma                 $   (7,378)        $  (16,969)       $  (4,480)
Net loss per share:
 As reported               $    (0.25)        $    (0.72)       $   (0.26)
 Pro forma                 $    (0.26)        $    (0.73)       $   (0.27)

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

Stock option activity is summarized as follows:

                                   Exercise
                                    Shares          Price             Amount
                                  ----------     ------------      -----------

Balances - March 31, 1996         1,698,939        1.25-4.50         4,733,812
Options granted                     705,525        1.00-1.30           830,006
Options exercised                        --               --                --
Options canceled or expired        (472,906)       1.00-4.00          (809,880)
                                 ----------       ----------       -----------
Balances March 31, 1997           1,931,558        1.00-4.50         4,753,938
Options granted                   2,086,642        .625-1.25         1,506,818
Options exercised                  (136,098)        .75-1.31          (154,869)
Options canceled or expired      (1,567,179)       1.00-4.88        (4,179,757)
                                 ----------       ----------       -----------
Balances - March 31, 1998         2,314,923        .625-4.88         1,926,130
Options granted                     341,075        .72 -1.75           464,170
Options exercised                  (358,137)       .625-1.30          (326,711)
Options canceled or expired        (110,616)       .625-2.50          (122,280)
                                 ----------       ----------       -----------
Balances - March 31, 1999         2,187,245       $.625-2.50       $ 1,941,309

The following table sets forth as of March 31, 1999 the number of shares outstanding, exercise price, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:


         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE


   Exercise    Outstanding  Weighted Average   Weighted  Exercisable   Weighted
    Price        shares       Remaining        Average     Options     Average
               at 3/31/99     Contractual      Exercise                Exercise
                              Life(Years)       Price                   Price
------------  -----------     -----------      --------   ---------    --------

$0.625 - 0.99   1,695,821         5.60           $0.71    1,260,259      $0.72
 1.00  - 1.25     266,474         5.72            1.03      193,575       1.04
 1.26  - 3.75     189,950         4.04            1.67       32,883       1.38
 3.76  - 4.09      35,000         1.64            4.09       35,000       4.09

WARRANTS

Warrant activity is summarized as follows:

                                    Exercise
                                      Shares         Price       Amount
                                     ---------    ------------  ----------

Balances - March 31, 1996           2,440,095     1.97 - 2.00     4,875,906

Warrants issued in a private
 placement expiring Dec. 2001       3,590,493      .82 - 1.00     3,562,413
Warrants exercised                          -               -             -
Warrants canceled or expired                -               -             -
                                    ---------    ------------    ----------
Balances - March 31, 1997           6,030,588      .82 - 2.00     8,438,319

Warrants issued in a private
 placement expiring June 2002       1,478,488      .50 -  .71     1,044,476
Warrants issued in a private
 placement expiring Sep. 2002         450,000      .85 - 1.10       450,000
Warrants issued in a private
 placement expiring Oct. 2002       1,750,000            2.50     4,375,000
Warrants issued for services
  expiring September 2002             130,243            1.10       143,267
Warrants exercised                          -               -             -
Warrants canceled or expired         (575,752)           2.00    (1,151,505)
                                     ---------   ------------   -----------
Balances - March 31, 1998           9,263,567      .50 - 2.50    13,299,557

Warrants issued in 10% reload
  expiring March 2003                 147,850            1.35       199,302
Warrants exercised                 (3,090,061)     .50 - 1.00    (2,642,221)
                                    ---------    ------------   -----------
Balances - March 31, 1999           6,321,356      .50 - 1.35   $10,856,638
                                    =========    ============   ===========


Warrants issued for services are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation," and accordingly, an expense totaling $32,242 and $81,350 has been recorded in the financial statements for the years ended March 31, 1999 and 1998 respectively. All other warrants have been issued in connection with equity transactions.

6.   COMMITMENTS:

Leases. BI has operating leases for its manufacturing, sales and administrative facilities and warehouse facilities with options to renew for an additional five-year term upon expiration. BI also leases office equipment under operating leases for periods up to five years. At March 31, 1999, future minimum payments under noncancellable operating leases with terms in excess of one year are as follows:

Year Ending March 31,   Facilities      Equipment
                        ----------      ---------

2000                      216,856          9,132
2001                      216,888          9,132
2002                      108,624          8,501

Thereafter                 95,424          3,565

Lease expense for the years ended March 31, 1999, 1998 and 1997 totaled $232,000, $255,000 and $283,000 respectively.


7.  RELATED PARTY TRANSACTIONS:

On October 22, 1997, Robert Gonnelli was elected Chairman of Marathon Medical's Board of Directors. From October 1997 through April 1998 he received no fees for such services but will participate in any future subsidiary director stock incentive plans. From May 1, 1998, through September 30, 1998 Mr. Gonnelli served as interim president of Marathon Medical and received compensation totaling $15,000 per month.

In addition to his position on the Marathon Medical, Mr. Gonnelli served as a consultant to the Company from October, 1997 through October, 1998. For his consulting services, Mr. Gonnelli was paid monthly consulting fees of $8,500 through April, 1998, totaling $8,500 and $50,500 in fiscal 1999 and 1998, respectively. In fiscal 1998, he was granted 350,000 five year warrants to purchase the Company's stock in connection with the private equity placement completed with Elan Corporation. The Company also granted him 130,243 warrants for investor relations and sales consulting services in fiscal 1999. The Company has committed to issue up 30,342 warrants for his investor relations and sales consulting services in fiscal 1999. The fair market value for the services has been expensed.

A significant portion of the research and development expenses of the blood glucose monitoring business segment are incurred by Elan and billed to the Company under a contractual arrangement between the two companies. Included in accounts payable and other accrued liabilities at March 31, 1999, is approximately $2.4 million owed to Elan under this arrangement.

Included in accounts receivable at March 31, 1999, is $250,000 due from Elan for fees relating to development of the Company's needle-free technology.


8. SUBSEQUENT EVENTS

See subsequent events described in Note 2 - "Research and Development and Licensing/Technology Revenues - Hoffman LaRoche" and in Note 3 - "Discontinued Operations".


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on September 16, 1999 (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


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

3.1.1 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company incorporated by reference to the Same exhibit number of the Company's Form 8-K filed March 6, 1998.

3.1.2 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated September 11, 1998, and filed October 15, 1998, incorporated by reference to the Same exhibit number of the Company's Form 8-K filed April 20, 1999.

3.1.3 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated March 18, 1999, and filed March 24, 1999, incorporated by reference to the Same exhibit number of the Company's Form 8-K filed April 20, 1999.

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

10.5 Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and Bioject Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the same exhibit number of the Company's Form 10-Q/A for the period ended December 31, 1996.

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

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

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

10.26 Heads of Agreement between Hoffman-La Roche Inc. and Bioject Inc. dated January 10, 1995. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934 as amended.

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

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

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

10.41 Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997.

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

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

10.50     Form of Series "L" Common Stock Purchase Warrant.

10.51     Form of Series "M" Common Stock Purchase Warrant.

10.52     Form of Series "N" Common Stock Purchase Warrant.

10.53 Asset Purchase Agreement among Bioject Medical Technologies, Inc. Vitajet Corporation and Sergio Landau and Mara C. Landau dated March 23, 1998.

10.54*    Executive  Employment  Agreement  dated April 17, 1998, between
          Bioject
          Medical Technologies Inc., Bioject Inc., and Michael A. Temple.

10.55* Form of Termination Agreement between Bioject Technologies, Inc. and Peggy Miller.

10.56 Form of Massachusetts Biotechnology Research Park, Three Biotech Park, Space Lease dated April 20, 1998.

10.57     Amendment to Massachusetts Biotechnology Research Park Space Lease.

10.58     Restated 1992 Stock Incentive Plan.

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

10.59 Supply and Option Agreement between Merck & Co., Inc. and Bioject Medical Technologies Inc., effective as of June 8, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.60 Collaborative Alliance Agreement between GeneMedicine, Inc. and Bioject, Inc., made as of June 26, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.61* Employment Contract between Bioject JV Subsidiary Inc. and Bradley J. Enegren.

10.62* Confidentiality/Inventions/Noncompetition Agreement between Bioject JV Subsidiary Inc. and Bradley J. Enegren

10.63     Form of Series "O" Common Stock Purchase Warrant.

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

/S/ MICHAEL SEMBER                     Director
Michael Sember

                               INDEX TO EXHIBITS

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

3.1       Articles  of  Incorporation  of  Bioject  Medical   Technologies  Inc.
          incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended January 31, 1993.

3.1.1 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company incorporated by reference to the Same exhibit number of the Company's Form 8-K filed March 6, 1998.

3.1.2 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated September 11, 1998 and filed October 15, 1998, incorporated by reference to the Same exhibit number of the Company's Form 8-K filed April 20, 1999.

3.1.3 Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated March 18, 1999, and filed March 24, 1999, incorporated by reference to the Same exhibit number of the Company's Form 8-K filed April 20, 1999.

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

10.5 Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and Bioject Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the same exhibit number of the Company's Form 10-Q/A for the period ended December 31, 1996.

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

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

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

10.26 Heads of Agreement between Hoffman-La Roche Inc. and Bioject Inc. dated January 10, 1995. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934 as amended.

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

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

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

Exhibit
Number    Exhibit Description
-------   -----------------------------------------------------------------

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

10.52     Form of Series "N" Common Stock Purchase Warrant.

10.53 Asset Purchase Agreement among Bioject Medical Technologies, Inc. Vitajet Corporation and Sergio Landau and Mara C. Landau dated March 23, 1998.

10.54* Executive Employment Agreement dated April 17, 1998 between Bioject Medical Technologies Inc., Bioject Inc., and Michael A. Temple.

10.55* Form of Termination Agreement between Bioject Technologies, Inc. and Peggy Miller.

10.56 Form of Massachusetts Biotechnology Research Park, Three Biotech Park, Space Lease dated April 20, 1998.

10.57     Amendment to Massachusetts Biotechnology Research Park Space Lease.

10.58     Restated 1992 Stock Incentive Plan.

10.59 Supply and Option Agreement between Merck & Co., Inc. and Bioject Medical Technologies, Inc., effective as of June 8, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.60 Collaborative Alliance Agreement between GeneMedicine, Inc. and Bioject, Inc., made as of June 26, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.61* Employment Contract between Bioject JV Subsidiary Inc. and Bradley J. Enegren.

10.62* Confidentiality/Inventions/Noncompetition Agreement between Bioject JV Subsidiary Inc. and Bradley J. Enegren

10.63     Form of Series "O" Common Stock Purchase Warrant.

21        List of Subsidiaries

23        Consent of Independent Public Accountants

27        Financial Data Schedule