Form 10-Q
period 1999-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1999-08-16
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                           Commission File No. 0-15360


                        BIOJECT MEDICAL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)



               Oregon                                  93-1099680
--------------------------------------         -----------------------------
   (Jurisdiction of incorporation)              (I.R.S. identification no.)

       7620 SW Bridgeport Road
          Portland, Oregon                                97224
--------------------------------------         -----------------------------
(Address of principal executive offices)               (Zip code)


                                 (503) 639-7221
             -------------------------------------------------------
              (Registrant's telephone number, including areas code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At June 30, 1999 there were 29,011,236 outstanding shares of common stock of the registrant.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. (BMTI), an Oregon Corporation, and its subsidiaries, (together, unless the context otherwise requires, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free operations are conducted by Bioject Inc., an Oregon corporation, which is a wholly owned subsidiary of BMTI. The Company's blood glucose monitoring development operations, shown as Discontinued Operations in the following financial statements, have been conducted by Marathon Medical Technologies Inc. ("Marathon") (formerly Bioject JV Subsidiary Inc.), an Oregon corporation and an 80.1% owned (wholly-owned as of June 30,
1999) subsidiary of BMTI.

The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the first quarter of the year ending March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

     - Consolidated Statements of Operations for the quarters ended June 30, 1999 and June 30, 1998

     -    Consolidated Balance Sheets dated June 30, 1999 and March 31, 1999

     - Consolidated Statements of Cash Flows for the quarters ended June 30, 1999 and June 30, 1998

         BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                        June 30,
                                                   1999           1998
                                                       (Unaudited)
                                               -------------------------
REVENUES:
     Net sales of products                       $ 112,682     $ 142,411
     Licensing/technology fees                     100,000       138,001
                                               -----------     ---------
                                                   212,682       280,412
                                               -----------   -----------
OPERATING EXPENSES:
     Manufacturing                                 361,445       271,014
     Research and development                      253,784       244,586
     Selling, general and administrative           601,600       608,630
                                               -----------   -----------
     Total operating expenses                    1,216,829     1,124,230
                                               -----------   -----------
     Operating loss                             (1,004,147)     (843,818)
       Other income                                 16,967        22,712
                                               -----------    ----------
     Loss from continuing operations
        before taxes                              (987,180)     (821,106)
     Provision for income taxes                         --            --
                                               -----------   -----------
     Loss from continuing operations
       before preferred stock dividend            (987,180)     (821,106)

     Preferred stock dividend                     (374,836)     (346,350)
                                               -----------   -----------
Loss from continuing operations
    allocable to common shareholders            (1,362,016)   (1,167,456)

Loss from discontinued operations
    allocable to common shareholders              (449,786)     (985,649)

Gain on sale of discontinued operations          2,852,666            --
                                               -----------   -----------
Net income/(loss) allocable to
    common shareholders                         $1,040,864   ($2,153,105)
                                               ===========   ===========
Net income/(loss) per common share
    Basic                                             0.04        ($0.08)
                                               ===========   ===========
    Diluted                                           0.04        ($0.08)
                                               ===========   ===========
Shares used in per share calculation            29,011,236    26,912,231
                                               ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

        BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                                    June 30,        March 31,
                                                      1999            1999
                                                           (Unaudited)
                                                   --------------------------
ASSETS
------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                     $ 1,368,900    $ 1,274,311
     Accounts receivable, net                          127,619        305,064
     Stock subscription receivable                          --      2,400,000
     Inventories                                     1,212,941      1,251,186
     Other current assets                               61,726         53,599
     Current assets of discontinued operations       4,018,000        597,000
                                                     ---------    -----------
   Total current assets                              6,789,186      5,881,160

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                         2,187,774      2,235,733
     Production molds                                2,154,446      2,051,697
     Furniture and fixtures                            179,376        170,436
     Leasehold improvements                             94,115         94,115
                                                   -----------    -----------
                                                     4,615,711      4,551,981
     Less - Accumulated depreciation                (2,791,405)    (2,615,536)
                                                    -----------    -----------
                                                     1,824,306      1,936,445

OTHER ASSETS                                           539,769        535,092
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS               --        238,583
                                                   -----------    -----------
                                                   $ 9,153,261    $ 8,591,280
                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                              $   257,109    $   190,676
     Accrued payroll                                   135,507        135,445
     Other accrued liabilities                          44,524         54,388
     Current liabilities of
        discontinued operations                      1,552,553      2,462,906
                                                   -----------    -----------
   Total current liabilities                         1,989,693      2,843,415


SHAREHOLDERS' EQUITY:
Preferred stock, no par, 10,000,000 shares
     authorized; issued and outstanding
     Series A Convertible - 692,694 shares,
       $15 stated value                             11,515,852      9,163,025
     Series B Convertible - 134,333 shares,
       $15 stated value                                     --      1,566,762
     Series C Convertible - 391,830 shares,
        No stated value                              2,400,000      2,400,000
     Common stock, no par, 100,000,000
       shares authorized; issued and
       outstanding 29 011,236 shares at
       June 30, 1999 and 29,011,236 at
       March 31, 1999                               50,182,885     50,594,111
     Accumulated deficit                           (56,935,169)   (57,976,033)
                                                   -----------    -----------
   Total shareholders' equity                        7,163,568      5,747,865
                                                   -----------    -----------
                                                   $ 9,153,261    $ 8,591,280
                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

         BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                              June 30,
                                                         1999           1998
                                                             (Unaudited)
                                                     --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) applicable to common to
       shareholders                                 $1,040,864    ($2,153,105)

   Adjustments to reconcile net income (loss)
       to net cash used in  operating
       activities from continuing operations:
     Net loss from discontinued operations             449,786        985,649
     Gain on sale of discontinued operations        (2,852,666)            --
     Depreciation and amortization                     185,610        167,732
     Contributed capital for services                       --         13,818
     Preferred stock dividends                         374,836        346,350
   Net changes in assets and liabilities:
     Accounts receivable                               177,445         59,815
     Inventories                                        38,245       (177,864)
     Other current assets                               (8,127)        (7,747)
     Accounts payable                                   66,434        (73,173)
     Accrued payroll                                        62        (16,661)
     Other accrued liabilities                          (9,862)       (56,080)
     Deferred revenue                                       --        114,999
                                                   ------------    -----------
   Net cash used in operating activities
     of continuing operations                         (537,373)      (796,260)
   Net cash used in operating activities
     of discontinued operations                     (1,415,177)      (206,536)
                                                   ------------    -----------
   Net cash  used in operating activities           (1,952,550)    (1,002,796)
                                                   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Marathon Stock                         (331,456)            --
   Capital expenditures of
     continuing operations                              (6,987)       (18,591)
   Capital expenditures of
     discontinued operations                                --       (128,353)
   Other assets                                        (14,418)      ( 22,175)
                                                   ------------    -----------
   Net cash used in investing activities              (352,861)      (169,119)
                                                   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from common stock                          --      1,849,865
   Cash proceeds from the sale of Series C
     preferred stock                                 2,400,000             --
                                                   ------------    -----------
   Net cash provided by financing activities:        2,400,000      1,849,865
                                                   ------------    -----------

CASH AND CASH EQUIVALENTS:
   Net increase in cash and
     cash equivalents                                   94,589        677,950
   Cash and cash equivalents at beginning
     of period                                       1,274,311      1,900,839
                                                   ------------    -----------
   Cash and cash equivalents at end
     of period                                     $ 1,368,900    $ 2,578,789
                                                   ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

The consolidated financial statements of Bioject Medical Technologies Inc. (the "Company"), include the accounts of Bioject Medical Technologies Inc. ("BMTI"), an Oregon Corporation, and its wholly owned subsidiary, Bioject Inc., an Oregon Corporation ("Bioject"), and its wholly owned subsidiary, Marathon Medical Technologies, ("Marathon") (formerly Bioject JV Subsidiary Inc.), an Oregon corporation. All significant intercompany transactions have been eliminated. Although Bioject Inc. commenced operations in 1985, BMTI was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company for Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Marathon Medical Technologies Inc. was formed in October 1997. At that time, Marathon acquired the license to certain continuous blood glucose monitoring technology from Elan Corporation, plc. ("Elan") and entered into a joint venture arrangement with Elan to develop and commercialize the blood glucose monitoring technology. On June 30, 1999, Marathon completed the sale of its license to the blood glucose monitoring technology. In connection with the sale of the license, BMTI acquired Elan's 19.9% ownership of the stock of Marathon. BMTI now owns 100% of Marathon's stock. Marathon's operations are reported as "Discontinued Operations" in the financial statements and other financial information included as a part of this report. All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. In June 1994, the Company received clearance from the FDA under Section 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a needle-free disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. On March 23,1998, the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered, needle-free self-injection device which currently has regulatory clearance for administering injections of insulin. On September 30, 1997, the Company entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology which the Company licensed from Elan. On June 30, 1999, Marathon completed a sale of the license to the blood glucose monitoring technology, along with certain fixed assets related to the development of that technology.

Since its inception the Company has incurred operating losses and at June 30, 1999, has an accumulated deficit of approximately $57 million. The Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from limited product sales of the Biojector 2000 system and Biojector syringes. The product sales were principally sales to dealers to stock their inventories. More recently, the Company has sold its products to end-users, primarily public health clinics for vaccinations and to nursing organizations for flu immunization. Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.


2.   ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                     June 30,        March 31,
                                       1999            1999
                                    ----------      ----------
    Raw Materials                   $  303,233      $  289,214
    Work in Process                      2,866              --
    Finished Goods                     906,842         961,972
                                    ----------      ----------
                                    $1,212,941      $1,251,186
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


RECLASSIFICATIONS
Certain reclassifications have been made to the prior year's expenses to conform to the current year's presentation.

NET LOSS PER SHARE
The following common stock equivalents are excluded from diluted income (loss) per share calculations as their effect would have been antidilutive:


  Three Months Ended June 30,             1999             1998
                                       ----------       ---------
    Warrants and stock options         12,669,997       9,594,642
    Convertible preferred stock        11,708,931       8,270,270
                                       ----------      ----------
                                       24,378,928      17,864,912
                                       ==========      ==========

3.   DISCONTINUED OPERATIONS

In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of the sale was $4 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon's operations. Accordingly Marathon's assets, liabilities, loss from operations, gain on sale and cash flows are reported as Discontinued Operations in the accompanying financial statements.

The terms of the sale of the blood glucose monitoring technology also provide for the Company to receive a royalty on net sales of future products, if any, which may be developed in the future from the licensed technology. The agreement calls for a royalty of three percent of net sales until the Company has received total royalty payments of $10 million. The agreement then calls for a royalty of one percent of net sales thereafter. There can be no assurance that future products will be successfully developed from the blood glucose monitoring technology or that such products, if developed, will be commercially successful.


4.   RELATED PARTY TRANSACTIONS

In connection with the sale of the blood glucose monitoring technology, the company entered into an agreement with Elan to purchase its 19.9% common stock interest in Marathon. The purchase price of Elan's minority interest was $331,456 and has been accounted for by the purchase method of accounting. The fair market value of the minority interest at June 30, 1999, was zero and accordingly, the full amount of the purchase price has been expensed in the current period.


5.   CHANGES IN SHAREHOLDERS' EQUITY

In connection with the Company's purchase of Elan's interest in Marathon, the Company and Elan agreed to certain changes in Elan's equity holdings in the Company. Elan exchanged its Series B Convertible Preferred Stock ("Series B Stock"), which would have been convertible into a minimum of 1.34 million shares of the Company's common stock without additional cash payments, for a Warrant that expires June 30, 2006 (the "Warrant"), to purchase 3.79 million shares of Bioject's common stock for $1.50 per share. The Company has the right to redeem the Warrant if it is exercised prior to June 30, 2004. Under the redemption provisions, if Elan notifies the Company that it intends to exercise all or any part of the Warrant to acquire stock in the Company, the Company has the right to redeem the Warrant by paying Elan cash of $2.015 million, the original issuance price of the Series B Stock, plus accrued interest at fifteen per cent, compounded semi-annually from June 30, 1999. If Elan chooses to exercise less than all of the shares covered by the Warrant, Bioject may exercise its redemption right either for all of the shares covered by the warrant or for only that portion being exercised, in which case the payment is prorated in proportion to the portion of the warrant being exercised.

Also in connection with the Company's purchase of Elan's interest in Marathon, the Company and Elan agreed to certain changes in the terms of Elan's Series A Convertible Preferred Stock ("Series A Stock"). The modified terms fixed the conversion price of the Series A Stock at $1.50, eliminating a prior provision that, in certain circumstances, allowed the Series A Stock to be converted at 80% of the then current fair market value of the Company's stock, if such value was less than $1.50. The terms were also modified to give the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to redeem all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock.

As described above, under certain conditions the original terms of issuance of the Series A Stock would have allowed the stock to be converted into common stock of the Company at a price which would be at a 20% discount to the par value of the Series A Stock. The same provisions applied to conversion of the Series B Stock. The value of this inherent dividend was recorded as a discount to preferred stock and an increase to common stock, originally totaling $3 million, and was to be accreted as additional preferred stock dividends on a straight-line basis from March 2, 1998, until mandatory conversion on October 15, 2004. The combination of exchanging the Series B Stock for the Warrant and fixing the conversion price of the Series A Stock at $1.50 has eliminated the opportunity for either class of preferred stock to be converted into common stock of the Company at a discount to its par value. Accordingly, the unaccreted portion of the inherent dividend at June 30, 1999, in the amount of $2,396,225, has been recorded as a decrease to common stock and an increase in the carrying values of the Series A and B Stock. Modifying the terms of the Series A Stock requires shareholder approval of an amendment to the Company's Articles of Incorporation. Amended Articles of Incorporation, reflecting the modified terms, are being referred to the Company's shareholders at the Company's annual meeting in September, 1999. The accompanying consolidated financial statements reflect the amended Series A Stock terms as if the amended Articles of Incorporation had already been adopted.

After increasing the carrying value of the Series B Stock for the unaccreted inherent dividend attributable to that stock, its carrying value was $1,985,000, the original issuance price of the Series B Stock, net of costs of issuance. In connection with the exchange of the Series B Stock for the Warrant, the carrying value of the Series B stock was reduced to zero and common stock was increased by $1,985,000.


6.   NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

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


7.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying, unaudited consolidated financial statements do not include all information and footnote disclosures normally included in an audited financial statement. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is targeting its direct sales efforts toward: i) sales to existing markets, specifically flu immunization providers, public health agencies and public school systems; ii) sales in states such as California, where the Company believes that needle-syringe safety legislation makes the Company's products more price competitive; and iii) sales to the U.S. military. Sales through distributors will target the home self-injection market. The Company will also focus sales and marketing efforts on entering into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products the Biojector technology provides either increased medical effectiveness or a higher degree of market acceptance. See "Forward-Looking Statements."

The Company's revenues to date have not been sufficient to cover manufacturing and operating expenses. However, the Company believes that if its products attain significantly greater general market acceptance and if the Company is able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, the Company's product sales volume would increase. Significantly higher product sales volume should allow the Company to realize volume-related manufacturing cost efficiencies. This, in turn, should result in a reduced costs of goods as a percentage of sales, which could eventually allow the Company to achieve positive gross profit. The Company believes that positive gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies would eventually allow the Company to operate profitably. The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company's products, its ability to attain volume-related and automation-related manufacturing efficiencies, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur. Further, there can be no assurance that, in the future, the Company will be able to interest major pharmaceutical or biotechnology companies in entering licensing or supply agreements. See "Forward-Looking Statements."

The Company's clinical research efforts are aimed primarily at clinical research collaborations in the area of DNA-based vaccines and medications. Product development efforts are focused primarily in three areas: i) developing self-injectors targeted for the home use market; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) further developing the intradermal adapter for the B-2000.

Revenues  and  results of  operations  have  fluctuated  and can be  expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including: i) length of time to close product sales; ii) customer budget cycles;
iii) implementing cost reduction measures; iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) timing and amount of payments under licensing and technology development agreements; and vii) timing of new product introductions by the Company and its competition. The Company does not expect to report net income from operations in fiscal 2000. See "Forward-Looking Statements."


RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

Product sales decreased from $142,000 in the first quarter of fiscal 1999 to $113,000 in the first quarter of fiscal 2000 due to decreases in the unit sales volumes of both B-2000 devices and syringes. License and technology revenues decreased to $100,000 in the current quarter compared to $138,000 in the same quarter a year ago. This is due to that fact that licensing and technology revenues in the first quarter of fiscal 2000 result from different agreements, containing different terms, with different parties than licensing and technology revenues in the same quarter a year ago.

Manufacturing expense increased by $90,000 from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. On account of excess inventories of B-2000 devices and Biojector syringes the Company did not manufacture material quantities of new products in the quarter ended June 30, 1999. This resulted in approximately $91,000 less manufacturing overhead being absorbed and accounted for the increase in manufacturing cost for the first quarter of fiscal 2000 compared to the same quarter a year ago. The Company believes that inventory on-hand of B-2000 devices and syringes will, in most product categories, be sufficient to meet product demand through fiscal 2000. Accordingly, the Company does not foresee a return to high manufacturing volumes of either the B-2000 or related syringes during the current fiscal year. See "Forward-Looking Statements."

Research and development expense increased from $245,000 in the first quarter of fiscal 1999 to $254,000 in the first quarter of fiscal 2000. The increase resulted from higher consulting expenses and increased costs related to prototype development.

Selling, general and administrative expenses remained relatively constant, decreasing slightly from $609,000 in the first quarter of fiscal 1999 to $602,000 in the first quarter of fiscal 2000. Selling expense for the quarter ended June 30, 1999 increased by $23,000 when compared with the same quarter a year ago, primarily as a result of increased compensation and travel expenses. General and administrative spending decreased by $30,000, primarily due to decreased recruiting and investor relations expenses.

Other income consists of earnings on available cash balances and fluctuates based on available cash balances.

Loss from discontinued operations is the operating loss from the Company's former operations to develop and commercialize blood glucose monitoring technology, the license to which was sold in June 1999. Expenses related to discontinued operations declined from $986,000 in the quarter ended June 30, 1998 to $450,000 in the quarter ended June 30, 1999. The decline is a result of decreased spending on research and development as the Company contemplated the sale of the license.

Gain on sale of discontinued operations is the gain recognized from the sale of the Company's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of the sale was $4 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon's operations.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through June 30, 1999 totaled approximately $62.1 million.

Cash, cash equivalents and marketable securities totaled $1.4 million at June 30, 1999 compared to $1.3 million at March 31, 1999. The increase resulted primarily from cash proceeds received from issuance of the Company's Series C
Preferred  Stock  and a  minority  interest  capital  contribution  to  Marathon
Medical, offset by operating cash requirements, capital asset purchases, increases in product inventories and reduction in certain short term liabilities.

The Company had stock subscriptions receivable totaling approximately $3 million at March 31, 1999. In April 1999, the Company received $2.4 million in payment of a subscription to the Company's Series C Preferred Stock and $597,000 in payment of a subscription to a minority interest in the common stock of Marathon Medical. Both stock subscriptions were from Elan pursuant to the provisions of the 1997 securities purchase agreement between the Company and Elan. The use of the proceeds from both stock purchases was restricted to paying Marathon Medical's obligations and operating expenses.

The Company believes that its current cash position, combined with revenues, other cash receipts, and net proceeds from the sale of the glucose monitoring technology will be sufficient to fund the Company's operations through the first quarter of fiscal 2001. In addition, the Company is considering other potential financing alternatives. Even if the Company is successful in obtaining additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising required financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing. See "Forward Looking Statements."


YEAR 2000 ISSUES The Company is in the process of assessing and implementing remedial action with regard to potential Year 2000 ("Y2K") issues. The assessment includes steps to review and obtain vendor certification of Y2K compliance of current systems, testing system compliance and implementing corrective action where necessary. A Y2K team composed of manager-level members from Manufacturing, Purchasing, Information Services and Finance is continuing to conduct the assessment. Assessment of the compliance of all critical systems, plans for remedial action, if any, and estimates of the cost of such remedial action have been completed. The cost to address the Company's Y2K issues have been estimated to be immaterial and funds expended are expected to be derived from normal maintenance and upgrade operating budgets. See "Forward-Looking Statements."

Products
The Company's products do not incorporate either application or embedded software and are therefore not subject to Y2K issues.

Information Systems The Company utilizes packaged application software for all critical information systems functions, which have been certified by the vendors as being Y2K compliant. This includes financial software, operating and networking systems, application and data servers, PC and communications hardware and core office automation software. The company is in the process of testing the reliability of the application software and expects this to be complete by mid August. See "Forward-Looking Statements."

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

Business risks to the Company of not successfully identifying Y2K issues and undertaking effective remedial action include the inability to ship product, delay or loss of revenue and delay in manufacturing operations. The Company believes that it has successfully identified critical Y2K issues and has substantially completed required remedial action. Other than risks created by infrastructure failures or by the Company's dealings with third parties, where the actions of such third parties are beyond the Company's control, the Company believes that it will have no material business risk from Y2K issues. There can be no assurance that infrastructure failures will not occur or that third parties, over which the Company has no control will successfully address their own Y2K issues. See "Forward-Looking Statements."


FORWARD LOOKING STATEMENTS This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern, among other things, anticipated revenues from product sales and licensing and technology fees, expected sufficiency of capital resources to meet the Company's future requirements, future sources of working capital, and Year 2000 issues. Paragraphs of this Report that include forward-looking statements are often identified with a cross-reference to this section. Forward-looking statements are based on expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates that involve risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or industry results to be materially different from the results, performance, or achievements discussed or implied in the forward-looking statements. These risks and uncertainties include the uncertainty of market acceptance of the Company's jet injection products, uncertain successful completion of research and development projects, the Company's need to enter into additional strategic corporate licensing arrangements, the Company's history of losses and its accumulated deficit and need for additional financing, the Company's limited manufacturing experience, the Company's dependence on the performance of existing and future corporate partners and other third parties, uncertainties related to regulation by the FDA and the need to obtain approval of new products and their application to additional drugs, the possibility of product liability claims, dependence on key employees and the risks related to competition.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future. For a more detailed description and discussion of such risks, uncertainties and other factors, readers of this report are referred to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

     None during the quarter ended June 30, 1999.

Item 2.   Changes in Securities

     In May 1999, the Company issued to Petkevich & Partners L.L.C. a warrant to purchase a total of 80,000 shares of Common Stock of the company at a price of $0.625.

The warrants and the shares issued upon exercise of the warrants have been issued pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. In relying upon such exemption (1) the Company did not engage in any "general solicitation," (ii) Petkevich & Partners represented and the Company reasonably believed that it was an accredited investor and had such knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, and was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investments, and
(iii) Petkevich & Partners represented that it was acquiring the shares for itself and not for distribution.

     In June 1999 in connection with the Company's purchase of Elan's interest in Marathon, the Company and Elan agreed to certain changes in Elan's equity holdings in the Company. Elan exchanged its Series B preferred stock, which would have been convertible into a minimum of 1.34 million shares of the Company's common stock without any more cash payments, for a warrant that expires June 30, 2006 (the "Warrant"), to purchase 3.79 million shares of Bioject's common stock for $1.50 per share. The Company has the right to redeem the Warrant if it is exercised prior to June 30, 2004. Under the redemption provisions, if Elan notifies the Company that it intends to exercise all or any part of the Warrant to acquire stock in the Company, the Company has the right to redeem the Warrant by paying Elan cash of $2.015 million, the original issuance price of the Series B preferred stock, plus accrued interest at fifteen per cent, compounded semi-annually from June 30, 1999. If Elan chooses to exercise less than all of the shares covered by the Warrant, Bioject may exercise its redemption right either for all of the shares covered by the warrant or for only that portion being exercised, in which case the payment is prorated in proportion to the portion of the warrant being exercised.

     Also in June 1999 the terms of Elan's Series A convertible preferred stock ("Series A Stock") were modified. The modified terms fixed the conversion price of the Series A Stock at $1.50, eliminating a prior provision that, in certain circumstances, allowed the Series A Stock to be converted at 80% of the then current fair market value of the Company's stock, if such value was less than $1.50. The terms were also modified to give the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to convert all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. Modifying the terms of the Series A Stock requires shareholder approval of an amendment to the Company's Articles of Incorporation. Amended Articles of Incorporation, reflecting the modified terms, are being presented for approval to the Company's shareholders at the Company's annual meeting in September, 1999. The accompanying consolidated financial statements reflect the amended Series A Stock terms as if the amended Articles of Incorporation had already been adopted.


Item 3.   Defaults Upon Senior Securities

   None during the quarter ended June 30, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders

   None during the quarter ended June 30, 1999.

Item 5.   Other Information

TIMELY SUBMISSION OF SHAREHOLDER PROPOSALS

     The Securities and Exchange Commission ("SEC") requires a registrant to give shareholders notice of deadlines for timely submission of certain types of shareholder proposals that shareholders wish to present for a vote on certain SEC rules as they relate to the registrant's annual meeting date and relevant provisions of its articles and by-laws. Set forth below are the deadlines applicable to the Company's shareholders. The Company's Board has not yet acted to set the annual meeting date; the following dates are based on an assumed meeting date of September 14, 2000 for the Company's 2000 Annual Meeting.

     In the event a shareholder does not notify the Company by April 14, 2000 of an intent to be present at the 2000 Annual Meeting in order to present a proposal for a vote (other than a proposal for the nomination of a director), the Company will have the right to exercise its discretionary authority to vote against the proposal, if presented, without including any information about the proposal in its proxy materials.


Item 6.   Exhibits and Reports on Form 8-K

EXHIBITS:


10.64 Agreement to Amend Securities Purchase Agreement and Certain Related Securities among Bioject Medical Technologies Inc., Elan International Services Ltd. and Marathon Medical Technologies Inc.

10.65 Assignment among Bioject Medical Technologies Inc., Elan Corporation plc. and JV Co.

10.66     Form of Series "P" Common Stock Purchase Warrant.

 27.1     Financial Data Schedule




REPORTS ON FORM 8-K:

          Form 8-K filed on April 20, 1999, private placement with Elan International Services, Ltd. with exhibits 3.1.2 and 3.1.3.

          Form 8-K filed on June 25, 1999, press release announcing Hoffman-La Roche withdrawal from joint marketing plan.

          Form 8-K filed on July 12, 1999, press release announcing the sale of Marathon's Medical's blood glucose monitoring technology to Medisys, plc.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  August 12, 1999              /s/ James O'Shea
                                    ---------------------------------
                                    James O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /s/ Michael A. Temple
                                    ---------------------------------
                                    Michael A. Temple
                                    Vice President and Chief Financial Officer