Form 10-Q
period 1999-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 1999-11-15
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At October 31, 1999 there were 5,802,248 outstanding shares of common stock of the registrant.

                                        PART I
                                FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. ("BMTI"), an Oregon corporation, and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free injector operations are conducted by Bioject Inc. ("Bioject"), an Oregon corporation formed in February 1985, which is a wholly owned subsidiary of BMTI and its blood glucose monitoring system operations are conducted by Marathon Medical Technologies Inc. ("Marathon"), an Oregon corporation formed in October 1997, which is wholly owned by BMTI.

The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the second quarter of the year ending March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

     - Consolidated Statements of Operations for the quarters ended September 30, 1999 and September 30, 1998

     - Consolidated Statements of Operations for the six months ended September 30, 1999 and September 30, 1998

     -    Consolidated  Balance  Sheets dated  September  30, 1999 and March 31,
          1999

     - Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and September 30, 1998

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Quarter Ended
                                                           September 30,

                                                       1999            1998
                                                    -----------     ---------
REVENUES:

     Net sales of products                        $   330,702     $  311,401
     Licensing/technology fees                        250,000        887,558
                                                    -----------     ---------
                                                      580,702      1,198,959
                                                    -----------     ---------
EXPENSES:

     Manufacturing                                    548,355        499,314
     Research and development                         314,457        236,324
     Selling, general and administrative              689,257        757,074
                                                  ------------   ------------
     Total operating expenses                       1,552,069      1,492,712
                                                  -----------    ------------
     Operating loss                                  (971,367)      (293,753)
        Other income                                   50,850         34,449
                                                  ------------   ------------
     Loss from continuing operations
          before taxes                               (920,517)      (259,304)
     Provision for income                                  --             --
                                                   ------------   -----------
     Loss from continuing operations
          before preferred stock dividend            (920,517)      (259,304)
     Preferred Stock dividend                        (264,505)      (348,912)
                                                  ------------   ------------
     Loss from continuing operations
         allocable to common shareholders          (1,185,022)      (608,216)

     Loss from discontinued operations
         allocable to common shareholders                  --       (927,913)
                                                   -----------   ------------
Net loss allocable to
     Common shareholders                          $(1,185,022)   $(1,536,129)
                                                   ===========   ============
Basic and diluted net loss per
common share                                      $      (.20)   $      (.27)
                                                   ===========   ============
Shares used in per share calculation
post one-for-five reverse stock split
effective October 13, 1999)                         5,802,248       5,700,134
                                                   ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Six-Months Ended
                                                       September 30,

                                                   1999             1998
                                               ------------     -----------
REVENUES:

     Net sales of products                     $  443,384      $   453,812
     Licensing/technology fees                    350,000        1,025,559
                                               -----------      ----------
                                                  793,384        1,479,371
                                               ------------     ----------
EXPENSES:

     Manufacturing                                909,800          770,328
     Research and development                     568,241          480,910
     Selling, general and administrative        1,290,857        1,365,694
                                               -----------    ------------
      Total operating expenses                  2,768,898        2,616,932
                                               -----------    ------------

Operating loss                                 (1,975,514)      (1,137,561)
        Other income                               67,817           57,161
                                               -----------    ------------
     Loss from continuing operations
        before taxes                           (1,907,697)      (1,080,400)
     Provision for income taxes                        --               --
                                               -----------    ------------
     Loss from continuing operations
        before preferred stock dividend      $ (1,907,697)     $(1,080,400)

     Preferred Stock dividend                    (639,341)        (695,262)
                                               -----------    ------------
     Loss from continuing operations
        allocable to common shareholders     $ (2,547,038)    $( 1,775,662)

     Loss from discontinued operations
        allocable to common shareholders         (449,786)      (1,913,562)

     Gain on sale of discontinued operations     2,852,666              --
                                               -----------     ------------
Net loss allocable to
   common shareholders                       $   (144,158)    $ (3,689,224)

Basic and diluted net loss per common share  $       (.02)    $       (.67)
                                               ===========    ============
Shares used in per share calculation
(post one-for-five reverse stock split
effective October 13, 1999)                      5,802,248       5,542,158
                                               ===========    ============



The accompanying notes are an integral part of these consolidated financial statements.

                   BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                 September 30,     March 31,
                                                     1999            1999
                                                ------------     ------------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                  $ 3,815,778      $ 1,274,311
     Accounts receivable, net                       216,702          305,064
     Stock subscription receivable                       --        2,400,000
     Inventories                                    988,289        1,251,186
     Other current assets                            55,589           53,599
     Current assets of discontinued operations           --          597,000
                                                ------------     ------------
          Total current assets                    5,076,358        5,881,160

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      2,293,239        2,235,733
     Production molds                             2,055,322        2,051,697
     Furniture and fixtures                         179,376          170,436
     Leasehold improvements                          94,115           94,115
                                                ------------     ------------
                                                  4,622,052        4,551,981
     Less - Accumulated depreciation             (2,962,479)      (2,615,536)
                                                ------------     ------------
                                                  1,659,573        1,936,445
OTHER ASSETS                                        544,398          535,092
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS            --          238,583
                                                ------------     ------------
                                                $ 7,280,329      $ 8,591,280
                                                ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                           $   245,937      $   190,676
     Accrued payroll                                101,990          135,445
     Other accrued liabilities                       57,446           54,388
     Deferred revenue                               150,000               --
     Current liabilities of
       discontinued operations                      481,906        2,462,906
                                                ------------     ------------
          Total current liabilities               1,037,279        2,843,415

SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding
     Series A Convertible- 692,694 shares,
       $15 stated value                          11,780,357        9,163,025
     Series B Convertible - 134,333 shares,
       $15 stated value                                  --        1,566,762
     Series C Convertible - 391,830               2,400,000        2,400,000
     Common stock, no par, 100,000,000 shares
      authorized;  issued and outstanding
      5,802,248 and 5,802,248 shares
      at September 30, 1999 and
      March 31, 1999, respectively               50,182,884       50,594,111
    Accumulated deficit                         (58,120,191)     (57,976,033)
                                                ------------     ------------
          Total shareholders' equity              6,243,050        5,747,865
                                                ------------     ------------
                                                $ 7,280,329      $ 8,591,280
                                                ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six-Months Ended
                                                           September 30,
                                                      1999              1998
                                                   -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss allocable to common shareholders       $  (144,158)     $ (3,689,224)

  Adjustments to reconcile net loss
      to net cash used in operating activities
      from continuing operations:
     Net loss from discontinued operations            449,786         1,913,562
     Gain on sale of discontinued operations       (2,852,666)               --
     Depreciation and amortization                    366,425           365,474
     Contributed capital for services                      --            27,636
     Preferred stock dividends                        639,341           695,262
Net changes in assets and liabilities:
     Accounts receivable                               88,362          (339,209)
     Inventories                                      262,897           (28,598)
     Other current assets                              (1,990)          (14,605)
     Accounts payable                                  55,264          (186,081)
     Accrued payroll                                  (33,455)           (2,361)
     Other accrued liabilities                          3,058           (72,871)
     Deferred revenue                                 150,000           240,000
                                                   -----------      ------------
  Net cash used in operating activities
     of continuing operations                      (1,017,136)       (1,091,015)
  Net cash provided by operating activities
     of discontinued operations                     1,588,918          (479,066)
                                                   -----------      ------------
  Net cash provided by operating activities           571,782        (1,570,081)
                                                   -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marathon Stock                      (331,456)               --
     Capital expenditures of
       continuing operations                          (70,071)          (50,767)
     Capital expenditures of
       discontinued operations                             --          (200,297)
     Other assets                                     (28,788)          (41,030)
                                                   -----------      ------------
  Net cash used in investing activities              (430,315)         (292,094)
                                                   -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash proceeds from the sale of Series C
       Preferred stock                              2,400,000                --
Cash proceeds from common stock                            --         2,934,049
                                                   -----------      ------------
  Net cash provided by financing activities         2,400,000         2,934,049
                                                   -----------      ------------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) in cash and
    cash equivalents                                2,541,467         1,071,874
  Cash and cash equivalents at beginning
    of period                                       1,274,311         1,900,839
                                                   -----------      ------------
  Cash and cash equivalents at end
    of period                                      $3,815,778       $ 2,972,713
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

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). In 1987, the Company received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. In June 1994, the Company received clearance from the FDA under Section 510(k) to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a needle-free disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. In January 1999, the Company received ISO9001 and EN46001 certification and in November 1999, the Company received CE Mark certification for the Company's jet injection systems which allows the products to be sold in the European Union. On March 23,1998, the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered, needle-free self-injection device which currently has regulatory clearance for administering injections of insulin. On September 30, 1997, the Company entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology which the Company licensed from Elan. On June 30, 1999, Marathon completed a sale of the license to the blood glucose monitoring technology, along with certain fixed assets related to the development of that technology.

Since its inception the Company has incurred operating losses and at September 30, 1999, has an accumulated deficit of approximately $58.1 million. The
Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from limited product sales of the Biojector 2000 system and Biojector syringes. The product sales were principally sales to dealers to stock their inventories. More recently, the Company has sold its products to end-users, primarily public health clinics for vaccinations and to nursing organizations for flu immunization. Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACCOUNTING POLICIES:

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:


                                          September 30,       March 31,
                                             1999               1999
                                          -----------        ----------
           Raw Materials                 $   289,191         $  289,214
           Work in Process                     4,647                 --
           Finished Goods                    694,451            961,972
                                          -----------         ----------
                                         $   988,289         $1,251,186
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

NET LOSS PER SHARE
The following post one-for-five reverse split common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

  Six Months Ended September 30,             1999                1998
                                          ---------           ---------
    Warrants and stock options            2,562,912           1,709,489
    Convertible preferred stock           2,377,040           1,654,054
                                       --------------      --------------
                                          4,939,952           3,363,543
                                         ==========          ==========

3.   SUBSEQUENT EVENTS

On October 19, 1999, Bioject announced a strategic alliance with AngioSense, Inc. to jointly develop innovative delivery systems to treat cardiovascular disease. Bioject's needle-free drug delivery systems will be modified for delivering bio-therapeutic solutions as a surgical instrument for minimally invasive surgical procedures with several proprietary catheters being developed by AngioSense for catheter-based cardiology interventions.

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   SUBSEQUENT EVENTS (Continued)

The alliance grants AngioSense an exclusive license to Bioject's Biojector 2000(R) and Vitajet 3(R) jet injectors, as well as a customized version of Bioject's Iject(TM), a single-use disposable jet injector with a self-contained, pre-filled medication cartridge to treat or diagnose cardiac or cardiovascular diseases. According to the terms of the agreement, Bioject will receive an equity position of approximately 10 percent in AngioSense upon completion of certain product development milestones. Bioject has already accomplished milestones representing 50 percent of the scheduled equity and anticipates completing the remaining milestones early next year. In addition to a long-term manufacturing and supply agreement with AngioSense, Bioject will receive royalties on future product sales, and will receive significant funding to support the development of the disposable injector portion of the AngioSense delivery system. See "Forward Looking Statements."

AngioSense, Inc., a private company founded in March 1999, is focused on developing innovative and cost effective surgical and cardiology based devices for gene therapy application. The company is currently developing catheter-based and minimally invasive surgical devices for precision- targeted delivery of gene therapy solutions. The company's unique system design platform reaches sites that are inaccessible to conventional syringe-based injection methods currently employed. The company's products can be used in any procedural setting and in conjunction with other technologies.


4.   CHANGES IN SHAREHOLDERS' EQUITY

In connection with the Company's purchase of Elan's interest in Marathon at June 30, 1999, the Company and Elan agreed to certain changes in the terms of Elan's Series A Convertible Preferred Stock ("Series A Stock"). The modified terms fixed the conversion price of the Series A Stock at $1.50, eliminating a prior provision that, in certain circumstances, allowed the Series A Stock to be converted at 80% of the then current fair market value of the Company's stock, if such value was less than $1.50. The terms were also modified to give the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to redeem all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. Modifying the terms of the Series A Stock required shareholder approval of an amendment to the Company's Articles of Incorporation. Amended Articles of Incorporation, reflecting the modified terms, was referred to the Company's shareholders at the Company's annual meeting in September, 1999, and shareholders approved the amendment to the Company's Articles of Incorporation to modify the terms to fix the conversion price to $1.50. The one-for-five reverse stock split of the Company's common stock, which was effected on October 13, 1999, adjusted the fixed conversion price to $7.50.

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   CHANGES IN SHAREHOLDERS' EQUITY (Continued)


On July 9, 1999, the last sale price of the Company's common stock as reported on the NASDAQ National Market System was ($0.50) per share. The Board of Directors believed that the recent per share price of the Common Stock affected the marketability of the existing shares, increased the amount and percentage of transaction costs paid by individual stockholders, and affected the potential ability of the Company to raise capital by issuing additional shares. As a means of improving marketability of the Common Stock, reducing stockholders' transaction costs, increasing the number of shares available for future issuances, and other considerations, on July 15, 1999, the Board of Directors approved, subject to the shareholder approval, a proposal to amend the Articles of Incorporation to effect a reverse stock split by exchanging five outstanding shares of the Company's common stock for one new share of the Company's common stock. At the Company's annual meeting in September, 1999, the shareholders approved the amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split. The effective date of the reverse was October 13, 1999. At July 15,1999, 29,011,236 shares of Common Stock were outstanding, as well as options, warrants and convertible preferred stock to acquire an additional 24,378,928 shares of Common Stock. The Reverse Stock Split, decreased the number of outstanding shares of Common Stock to approximately 5.8 million shares and approximately 4.8 million shares are reserved for issuance upon exercise of outstanding options, warrants and the conversion of convertible preferred stock, Approximately 89.3 million shares are available for future issuances. Earnings per share reflect post split shares of common stock outstanding.

On the effective date, the total number of shares of Common Stock held by each stockholder converted automatically into a right to receive a number of shares and fractions thereof of New Common Stock equal to the number of shares of Common Stock owned immediately prior to the Reverse Stock Split divided by five. No fractional shares or scrip were issued and, in lieu thereof, each stockholder who would otherwise have been entitled to a fraction of a share of New Common Stock would received a whole share of New Common Stock.

Approval of the Reverse Stock Split did not affect any stockholder's percentage ownership interest in the Company or proportional voting power except for minor differences resulting from fractional shares. The Reverse Stock Split did not reduce the number of shareholders of the Company. The shares of New Common Stock issued upon approval of the Reverse Stock Split were fully paid and nonassessable. The voting rights and other privileges of the holders of Common Stock was not affected substantially by adoption of the Reverse Stock Split or the subsequent implementation thereof.


5.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues to target its direct sales efforts toward: i) sales to existing markets, specifically flu immunization providers, public health agencies and public school systems; ii) sales in states such as California, where the Company believes that needle-syringe safety legislation makes the Company's products more price competitive; and iii) sales to the U.S. military. Sales through distributors will target the home self-injection market. The Company is also focusing its sales and marketing efforts on entering into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products the Biojector technology provides either increased medical effectiveness or a higher degree of market acceptance. See "Forward-Looking Statements."

The Company's revenues to date have not been sufficient to cover manufacturing and operating expenses. However, the Company believes that if its products attain significantly greater general market acceptance and if the Company is able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, the Company's product sales volume would increase. Significantly higher product sales volume should allow the Company to realize volume-related manufacturing cost efficiencies. This, in turn, should result in reduced costs of goods as a percentage of sales, which could eventually allow the Company to achieve positive gross profit. The Company believes that positive gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies would eventually allow the Company to operate profitably. The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company's products, its ability to attain volume-related and automation-related manufacturing efficiencies, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur. Further, there can be no assurance that, in the future, the Company will be able to interest major pharmaceutical or biotechnology companies in entering licensing or supply agreements. See "Forward-Looking Statements."

On June 30, 1999 the Company entered into a binding letter agreement with a major biotechnology company that provided for an evaluation of Bioject's jet injection technology for use with certain biopharmaceutical products. Terms of the agreement provided for up to $500,000 in licensing and technology fees based upon meeting certain milestones. To date the Company has received $500,000 with revenue of $100,000 recognized in the first quarter of fiscal 2000 and $250,000 in the current fiscal quarter. The balance to be recognized upon completion of the final milestone on or before December 31, 1999. Concurrent with meeting the final milestone, the Company is in negotiation for a long-term licensing and supply agreement. There can be no assurance that the Company will be successful in its negotiations for a long-term licensing and supply agreement. See "Forward Looking Statements."

On October 19, 1999, Bioject announced a strategic alliance with AngioSense, Inc. to jointly develop innovative delivery systems to treat cardiovascular disease. Bioject's needle-free drug delivery systems will be modified for delivering bio-therapeutic solutions as a surgical instrument for minimally invasive surgical procedures with several proprietary catheters being developed by AngioSense for catheter-based cardiology interventions.

The alliance grants AngioSense an exclusive license to Bioject's Biojector 2000(R) and Vitajet 3(R) jet injectors, as well as a customized version of Bioject's Iject(TM), a single-use disposable jet injector with a self-contained, pre-filled medication cartridge to treat or diagnose cardiac or cardiovascular diseases. According to the terms of the agreement, Bioject will receive an equity position of approximately 10 percent in AngioSense upon completion of certain product development milestones. Bioject has already accomplished milestones representing 50 percent of the scheduled equity and anticipates completing the remaining milestones early next year. In addition to a long-term manufacturing and supply agreement with AngioSense, Bioject will receive royalties on future product sales, and will receive significant funding to support the development of the disposable injector portion of the AngioSense delivery system. There can be no assurance that any developed product will receive regulatory approval or market acceptance such that Bioject can expect to receive royalties from future product sales. See "Forward Looking Statements."

AngioSense, Inc., a private company founded in March 1999, is focused on developing innovative and cost effective surgical and cardiology-based devices for gene therapy application. The company is currently developing catheter-based and minimally invasive surgical devices for precision-targeted delivery of gene therapy solutions. The company's unique system design platform reaches sites that are inaccessible to conventional syringe-based injection methods currently employed. The company's products can be used in any procedural setting and in conjunction with other technologies.

The Iject(TM) will require FDA approval and clinical trials. The Company will assist AngioSense to obtain such approval, although there can be no assurance that such approval process can be completed on a timely basis or at all.

The Company's clinical research efforts are aimed primarily at clinical research collaborations in the area of DNA-based vaccines and medications. Currently, the B-2000 is being used in over 25 studies. Product development efforts are focused primarily in three areas: i) developing low cost disposable "Iject(TM)" jet-injector targeted for both clinical and home use markets; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) further developing the intradermal adapter for the B-2000.

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

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998. Product sales increased from $311,000 in the second quarter of fiscal 1999 to $331,000 in the second quarter of fiscal 2000, a result of increased sales of the vial adapter to a major pharmaceutical company. License and technology fees decreased from $888,000 in the second quarter of fiscal 1999 to $250,000 in the second quarter of fiscal 2000. Fiscal 1999 license and technology fees were primarily a result of $750,000 received from Merck. Fiscal 2000 fees are the result of fees from a major biotechnology company in connection with meeting certain milestones.

Manufacturing expense increased from the second quarter of fiscal 1999 to the second quarter of fiscal 2000 by $49,000. As a result of adequacy of existing supply inventories of B-2000 devices and Biojector syringes the Company did not manufacture material quantities to absorb current manufacturing overhead. Research and development expenses increased from $236,000 in the second quarter of fiscal 1999 to $314,000 in the second quarter of fiscal 2000 primarily due to increased activity in the development of the disposable injector, pre-filled syringes, and the intradermal spacer. Selling, general and administrative expense decreased from $757,000 in the second quarter of fiscal 1999 compared to $689,000 in the second quarter of fiscal 2000 in part due to decreased reliance on outside consultants.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998. Revenues for the six months ended September 30, 1999 consist of product sales of $443,000 and licensing and technology revenues of $350,000. This compares to $454,000 in product sales and $1.03 million in licensing and technology revenues for the six months ended September 30, 1998. Product sales remained relatively constant. The $1.03 million in licensing and technology revenues in fiscal 1999 was primarily due to receipt of a $750,000 payment under the agreement signed with Merck in July 1998. Licensing fees for fiscal 2000 are from fees received from a major biotechnology company.

Manufacturing expense increased from $770,000 for the first six months of fiscal 1999 to $910,000 for the six months ended September 30, 1999. The increase was primarily due to lower production levels in the current fiscal year, resulting in a decrease of manufacturing overhead absorbed into inventory during the six months ended September 30, 1999. The Company anticipates drawing primarily on current inventories to fill most of its product orders through the end of fiscal 2000. Accordingly, the Company anticipates that production levels, and related absorption of manufacturing overhead, for the remainder of fiscal 2000 will remain relatively constant when compared to production levels in the corresponding period of fiscal 1999. See "Forward-Looking Statements."

Research and development expense increased from $481,000 in the six months ended September 30, 1998 to $568,000 in the first six months of fiscal 1999. The increase was principally due to research and development cost relating to the development of the disposable injector, pre-filled syringes and the intradermal spacer. Selling, general and administrative expense decreased from $1.37 million in the six months ended September 30, 1998 to $1.29 million in the six months ended September 30, 1999. Selling expense for the first six months of fiscal 2000 decreased by $20,000 when compared with the same period a year ago. Savings of $54,000 in administrative expense was a result of decreased consulting fees.

Other income consists of earnings on available cash balances and fluctuates based on available cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues, revenues from sales of products and proceeds from the sale of the blood glucose monitoring technology. Net proceeds received from issuance of securities from inception through September 30, 1999 totaled approximately $50.2 million.

Cash, cash equivalents and marketable securities totaled $3.8 million at September 30, 1999 compared to $1.3 million at March 31, 1999. The increase resulted primarily from cash proceeds received from issuance of the Company's
Series C Preferred Stock of $2.4 million and a minority interest capital contribution to Marathon Medical of $597,000 and the sale of Marathon Medical with net proceeds of approximately $2.9 million, offset by operating cash requirements and capital asset purchases.

The Company believes that its current cash position, combined with revenues, other cash receipts, and net proceeds from the sale of the glucose monitoring technology will be sufficient to fund the Company's operations through the second quarter of fiscal 2001. In addition, the Company is considering other potential financing alternatives. Even if the Company is successful in obtaining additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising required financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company's efforts will be successful and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and materially adversely affect the Company's business. The Company has no banking line of credit or other established source of borrowing. See "Forward Looking Statements."


YEAR 2000 ISSUES. The Company has completed the assessment of and has taken remedial action to correct any deficiency of internal systems with regard to potential Year 2000 ("Y2K") issues. The assessment included steps to review and obtain vendor certification of Y2K compliance for current systems, testing system compliance and implementing corrective action where necessary. A Y2K team composed of manager-level members from Manufacturing, Purchasing, Information Services and Finance continues to conduct the assessment. Assessment of the compliance of all critical systems, plans for remedial action, if any, and estimates of the cost of such remedial action have been completed. The cost to address the Company's Y2K issues have been estimated to be immaterial and funds expended are expected to be derived from normal maintenance and upgrade operating budgets. See "Forward-Looking Statements."

PRODUCTS. The Company's products do not incorporate either application or embedded software and are therefore not subject to Y2K issues.


INFORMATION SYSTEMS. The Company utilizes packaged application software for all critical information systems functions, which have been certified by the vendors as being Y2K compliant. This includes financial software, operating and networking systems, application and data servers, PC and communications hardware and core office automation software. The company has tested the reliability of the application software and replaced systems where necessary and reasonably believes it to be Y2K compliant. See "Forward-Looking Statements."

MANUFACTURING SYSTEMS. The Company has received manufacturer certification of Y2K compliance for all critical automated components used in manufacturing the Company's products.

SUPPLIER BASE. The Company implemented a Y2K audit program of suppliers critical to the Company's operations. These suppliers have certified Y2K compliance of systems critical to maintaining a continuing source of supply to the Company.

RISK. The Company will be at risk from external infrastructure failures that could arise from Y2K failures, including failure of electrical power and telecommunications. Investigation and assessment of the risk of failure of such infrastructure is beyond the scope and resources of the Company. The Company intends to rely on vendor certification of Y2K compliance and does not plan to audit vendor systems to test their compliance. The Company will be at risk with respect to vendors who certify their systems as being Y2K compliant but who are unable to deliver potentially critical supplies and services to the Company on account of Y2K noncompliance.

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

FORWARD LOOKING STATEMENTS This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern, among other things, anticipated revenues from product sales and licensing and technology fees, anticipated funding from third parties for development projects, the Company's ability to enter into long-term licensing and supply agreements, expected sufficiency of capital resources to meet the Company's future requirements, future sources of working capital, and Year 2000 issues. Paragraphs of this Report that include forward-looking statements are often identified with a cross-reference to this section. Forward-looking statements are based on expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates that involve risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or industry results to be materially different from the results, performance, or achievements discussed or implied in the forward-looking statements. These risks and uncertainties include the uncertainty of market acceptance of the Company's jet injection products, uncertain successful completion of research and development projects, the Company's need to enter into additional strategic corporate licensing arrangements, the Company's history of losses and its accumulated deficit and need for additional financing, the Company's limited manufacturing experience, the Company's dependence on the performance of existing and future corporate partners and other third parties, uncertainties related to regulation by the FDA and the need to obtain approval of new products and their application to additional drugs, the possibility of product liability claims, dependence on key employees and the risks related to competition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

          None during the quarter ended September 30, 1999.

Item 2.   Changes in Securities

In connection with the Company's purchase of Elan's interest in Marathon at June 30, 1999, the Company and Elan agreed to certain changes in the terms of Elan's Series A Convertible Preferred Stock ("Series A Stock"). The modified terms fixed the conversion price of the Series A Stock at $1.50, eliminating a prior provision that, in certain circumstances, allowed the Series A Stock to be converted at 80% of the then current fair market value of the Company's stock, if such value was less than $1.50. The terms were also modified to give the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to redeem all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. Modifying the terms of the Series A Stock required shareholder approval of an amendment to the Company's Articles of Incorporation. Amended Articles of Incorporation, reflecting the modified terms, was referred to the Company's shareholders at the Company's annual meeting in September, 1999. The shareholders approved the amendment to the Company's Articles of Incorporation to modify the terms to fix the conversion price to $1.50. As a result of the Reverse Stock Split, the conversion rate was adjusted to $7.50 per share.

On July 9, 1999, the last sale price of the Company's common stock as reported on the NASDAQ National Market System was ($0.50) per share. The Board of Directors believed that the recent per share price of the Common Stock affected the marketability of the existing shares, increased the amount and percentage of transaction costs paid by individual stockholders, and affected the potential ability of the Company to raise capital by issuing additional shares. As a means of improving marketability of the Common Stock, reducing stockholders' transaction costs, increasing the number of shares available for future issuances, and other considerations, on July 15, 1999, the Board of Directors approved, subject to the shareholder approval, a proposal to amend the Articles of Incorporation to effect a reverse stock split by exchanging five outstanding shares of the Company's common stock for one new share of the Company's common stock. At the Company's annual meeting in September, 1999, the shareholders approved the amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split. The effective date of the reverse was October 13, 1999. At July 15,1999, 29,011,236 shares of Common Stock were outstanding, as well as options, warrants and convertible preferred stock to acquire an additional 24,378,928 shares of Common Stock. The Reverse Stock Split, decreased the number of outstanding shares of Common Stock to approximately 5.8 million shares and approximately 4.8 million shares are reserved for issuance upon exercise of outstanding options, warrants and the conversion of convertible preferred stock, Approximately 89.3 million shares are available for future issuances. Earnings per share reflect post split shares of common stock outstanding

On the effective date, the total number of shares of Common Stock held by each stockholder converted automatically into a right to receive a number of shares and fractions thereof of New Common Stock equal to the number of shares of Common Stock owned immediately prior to the Reverse Stock Split divided by five. No fractional shares or scrip were issued and, in lieu thereof, each stockholder who would otherwise have been entitled to a fraction of a share of New Common Stock would received a whole share of New Common Stock.

Approval of the Reverse Stock Split did not affect any stockholder's percentage ownership interest in the Company or proportional voting power except for minor differences resulting from fractional shares. The Reverse Stock Split did not reduce the number of shareholders of the Company. The shares of New Common Stock issued upon approval of the Reverse Stock Split were fully paid and nonassessable. The voting rights and other privileges of the holders of Common Stock was not affected substantially by adoption of the Reverse Stock Split or the subsequent implementation thereof.

Item 3.   Defaults Upon Senior Securities

          None during the quarter ended September 30, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual general meeting of the shareholders of the Company held at 9:00 am on September 16, 1999 in Portland, Oregon, the following matters were submitted to a vote of the shareholders:

Election of directors. The slate of directors was approved by the Company's shareholders with no director receiving less than 22,754,544 votes in favor and no more than 299,578 withheld. David de Weese received 22,755,544 votes in favor and 298,578 votes withheld; William A. Gouveia received 22,755,544 votes in favor and 298,578 votes withheld; Edward Flynn received 22,755,544 votes in favor and 298,578 votes withheld. Shares voted totaled 23,054,122.

Amend Articles to amend the terms of the Series A Preferred Stock. The proposal passed receiving 11,859,655 votes in favor, 1,338,834 votes against and 333,225 votes abstaining, out of shares voted totaling 13,531,714.

Amend Articles of Incorporation and grant the Board of Directors the authority to effect a reverse split. The proposal passed receiving 20,520,691 votes in favor, 1,936,771 votes against and 2,877,085 votes abstaining, out of shares voted totaling 25,334.547.

There were 29,011,236 common shares outstanding as of the date of record of July 24, 1999.

Item 5.   Other Information

          None during the quarter ended September 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS

Exhibit
 Number        Description
-------        -----------
 3.1           Amended and Restated Articles of Incorporation of the Company

10.67* Agreement I between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

10.68* Agreement II between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

10.69+         Letter Agreement dated June 29, 1999

27.1           Financial Data Schedule

-----------------------
*    To be filed by amendment.

+ Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

          REPORTS ON FORM 8K:

          On July 13, 1999, the Company filed a report on Form 8-K regarding the sale of Marathon's technology license.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  November 12, 1999            /s/ James O'Shea
                                    ---------------------------------
                                    James O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /s/ Christine M. Farrell
                                    ---------------------------------
                                    Christine M. Farrell
                                    Controller and Secretary

                                  EXHIBIT INDEX
                                  -------------


Exhibit
 Number        Description
-------        -----------
 3.1           Amended and Restated Articles of Incorporation of the Company

10.67* Agreement I between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

10.68* Agreement II between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

10.69+         Letter Agreement dated June 29, 1999

27.1           Financial Data Schedule

-----------------------
*    To be filed by amendment.

+ Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.