Form 10-Q/A
period 1999-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2000-01-14
CIK 810084

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       -----------------------------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


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

Item 5.   Other Information

     On October 7, 1999, Mike Sember resigned from Bioject's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS

Exhibit
 Number        Description
-------        -----------

 3.1*          Amended and Restated Articles of Incorporation of the Company

10.69*+        Letter Agreement dated June 29, 1999

10.67+ Agreement I between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

10.68+ Agreement II between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

27.1*          Financial Data Schedule

-------------------------
*previously filed

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



                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  January 13, 2000            /s/ James O'Shea
                                    ---------------------------------
                                    James O'Shea
                                    Chairman, Chief Executive Officer
                                    and President



                                    /s/ Christine M. Farrell
                                    ---------------------------------
                                    Christine M. Farrell
                                    Controller and Secretary

                                  EXHIBIT INDEX
                                  -------------


Exhibit
 Number        Description
-------        -----------

 3.1*          Amended and Restated Articles of Incorporation of the Company

10.69*+        Letter Agreement dated June 29, 1999

10.67+ Agreement I between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

10.68+ Agreement II between Bioject, Inc. and AngioSense, Inc. dated September 21, 1999

27.1*          Financial Data Schedule

-------------------------
*previously filed

+ Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.