Form 10-Q
period 1999-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2000-02-14
CIK 810084

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                       -----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                For the quarterly period ended December 31, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At December 31, 1999 there were 5,828,784 outstanding shares of common stock of the registrant.

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following unaudited consolidated financial statements of Bioject Medical Technologies Inc. ("BMT"), an Oregon corporation, and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's needle-free injector operations are conducted by Bioject Inc. ("BI"), an Oregon corporation formed in February 1985, which is a wholly owned subsidiary of BMTI. Its blood glucose monitoring system operations are conducted by Marathon Medical Technologies Inc.("Marathon"), an Oregon corporation formed in October 1997, which is wholly owned by BMTI.

     The following 10-Q report reflects the consolidated results of operations, cash flows and financial position for the third quarter of the year ending March 31, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year.

          - Consolidated Statements of Operations for the quarters ended December 31, 1999 and December 31, 1998

          - Consolidated Statements of Operations for the nine months ended December 31, 1999 and December 31, 1998

          -    Consolidated Balance Sheets dated December 31, 1999 and March
               31, 1999

          - Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and December 31, 1998

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Quarter Ended
                                                        December 31,
                                                   1999            1998
                                                -----------     ----------

REVENUES:

     Net sales of products                     $   120,033    $    51,476
     Licensing/technology fees                     150,000        887,283
                                                -----------     ---------
                                                   270,033        938,759
                                                -----------     ---------
EXPENSES:

     Manufacturing                                 428,199        320,687
     Research and development                      287,999        239,711
     Selling, general and administrative           604,362        560,609
                                                -----------    -----------
     Total operating expenses                    1,320,560      1,121,007
                                                -----------    -----------
     Operating loss                             (1,050,527)      (182,248)
        Other income                                55,154         34,815
                                                -----------    -----------
     Loss from continuing operations
          before taxes                            (995,373)      (147,433)
     Provision for income                               --             --
                                                -----------    -----------
     Loss from continuing operations
       Before preferred stock dividend            (995,373)      (147,433)
     Preferred stock dividend                     (274,404)      (361,234)
                                                -----------    -----------
     Loss from continuing operations
       Allocable to common shareholders         (1,269,777)      (508,667)

     Loss from discontinued operations
       Allocable to common shareholders                 --       (925,192)
                                                -----------    -----------
Net loss allocable to common
shareholders                                   $(1,269,777)   $(1,433,859)
                                                ===========   ===========

Basic and diluted net loss per
common share                                   $      (.22)   $      (.25)
                                                ===========   ===========

Shares used in per share calculation             5,805,515      5,781,653
                                                ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Nine-Months Ended
                                                        December 31,
                                                    1999             1998
                                                ------------     -----------
REVENUES:

     Net sales of products                     $   563,417      $   505,288
     Licensing/technology fees                     500,000        1,912,842
                                                -----------      -----------
                                                 1,063,417        2,418,130
                                                -----------      -----------
EXPENSES:

     Manufacturing                               1,337,999        1,091,015
     Research and development                      856,240          720,621
     Selling, general and administrative         1,895,219        1,926,303
                                                -----------      -----------
      Total operating expenses                   4,089,458        3,737,939
                                                -----------      -----------

     Operating loss                             (3,026,041)      (1,319,809)
        Other income                               122,971           91,977
                                                -----------      -----------
     Loss from continuing operations
        before taxes                            (2,903,070)      (1,227,832)
     Provision for income taxes                         --               --
                                                -----------      -----------
     Loss from continuing operations
       Before preferred stock dividend          (2,903,070)      (1,227,832)
     Preferred stock dividend                     (913,745)      (1,056,496)
                                                -----------      -----------
     Loss from continuing operations
       Allocable to common shareholders         (3,816,815)      (2,284,328)

     Loss from discontinued operations
       Allocable to common shareholders           (449,786)      (2,838,755)

     Gain on sale of discontinued operations     2,852,666               --
                                                -----------      -----------
Net loss allocable to common
shareholders                                   $(1,413,935)     $(5,123,083)
                                                ===========      ===========

Basic and diluted net loss per common share    $      (.24)     $      (.91)
                                                ===========      ===========

Shares used in per share calculation             5,803,341        5,622,280
                                                ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

               BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                December 31,      March 31,
                                                     1999            1999
                                                -----------      -----------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                 $  3,146,022     $  1,274,311
     Accounts receivable, net                       165,504          305,064
     Stock subscription receivable                       --        2,400,000
     Inventories                                    892,439        1,251,186
     Other current assets                            51,890           53,599
     Current assets of discontinued operations           --          597,000
                                                ------------     ------------
          Total current assets                    4,255,855        5,881,160

PROPERTY AND EQUIPMENT, at cost:
     Machinery and equipment                      2,301,744        2,235,733
     Production molds                             2,056,667        2,051,697
     Furniture and fixtures                         179,376          170,436
     Leasehold improvements                          94,115           94,115
                                                ------------     ------------
                                                  4,631,902        4,551,981
     Less - Accumulated depreciation             (3,133,553)      (2,615,536)
                                                ------------     ------------
                                                  1,498,349        1,936,445
OTHER ASSETS                                        540,734          535,092
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS            --          238,583
                                                ------------     ------------
                                               $  6,294,938     $  8,591,280
                                                ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                          $    193,966     $    190,676
     Accrued payroll                                145,462          135,445
     Other accrued liabilities                       48,854           54,388
     Deferred revenue                               100,000               --
     Current liabilities of
       discontinued operations                      417,742        2,462,906
                                                ------------     ------------
          Total current liabilities                 906,024        2,843,415

SHAREHOLDERS' EQUITY:
     Preferred stock, no par, 10,000,000
       shares authorized; no shares issued
       and outstanding
     Series A Convertible- 692,694 shares,
       $15 stated value                          12,054,761        9,163,025
     Series B Convertible - 134,333 shares,
       $15 stated value                                  --        1,566,762
     Series C Convertible - 391,830               2,400,000        2,400,000
     Common stock, no par, 100,000,000 shares authorized; issued and outstanding
      5,828,784 and 5,802,248 shares
      at December 31, 1999 and

      March 31, 1999, respectively               50,324,121       50,594,111
    Accumulated deficit                         (59,389,968)     (57,976,033)
                                                ------------     ------------
          Total shareholders' equity              5,388,914        5,747,865
                                                ------------     ------------
                                               $  6,294,938     $  8,591,280
                                                ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                   BIOJECT MEDICAL TECHNOLOGIES INC.AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                          Nine-Months Ended
                                                             December 31,
                                                        1999            1998
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss allocable to common shareholders        $ (1,413,935)    $(5,123,083)

  Adjustments to reconcile net loss
       to net cash used in operating activities
       from continuing operations:
     Net loss from discontinued operations              449,786       2,838,755
     Gain on sale of discontinued operations         (2,852,666)             --
     Depreciation and amortization                      547,243         537,131
     Contributed capital for services                    31,677          32,242
     Preferred stock dividends                          913,745       1,056,496

Net changes in assets and liabilities:
     Accounts receivable                                139,560        (179,539)
     Inventories                                        358,747        (127,668)
     Other current assets                                 1,709          12,827
     Accounts payable                                     3,290        (261,751)
     Accrued payroll                                     10,017         (49,046)
     Other accrued liabilities                           (5,534)        (96,467)
     Deferred revenue                                   100,000         114,999
                                                     -----------     -----------
  Net cash used in operating activities
     of continuing operations                        (1,716,361)     (1,245,104)
  Net cash provided by operating activities
     of discontinued operations                       1,524,752        (781,381)
                                                     -----------     -----------
  Net cash used in operating activities                (191,609)     (2,026,485)
                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Marathon Stock                        (331,456)             --
     Capital expenditures of
       continuing operations                            (79,924)        (69,533)
     Capital expenditures of
       discontinued operations                               --        (280,734)
     Other assets                                       (34,862)        (78,664)
                                                     -----------     -----------
  Net cash used in investing activities                (446,242)       (428,931)
                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash proceeds from the sale of Series C
       Preferred stock                                2,400,000              --
Cash proceeds from common stock                         109,562       2,943,831
                                                     -----------     -----------
  Net cash provided by financing activities           2,509,562       2,943,831
                                                     -----------     -----------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) in cash and
    cash equivalents                                  1,871,711         488,415
  Cash and cash equivalents at beginning
    of period                                         1,274,311       1,900,839
                                                     -----------      ----------
  Cash and cash equivalents at end
    of period                                      $  3,146,022     $ 2,389,254
                                                     ===========     ===========




The accompanying notes are an integral part of these consolidated financial Statements.

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY:

The consolidated financial statements of Bioject Medical Technologies Inc. (the "Company"), include the accounts of Bioject Medical Technologies Inc. ("BMTI"), an Oregon Corporation, and its wholly owned subsidiaries, Bioject Inc., an Oregon Corporation ("Bioject"), and Marathon Medical Technologies, Inc. (formerly Bioject JV Subsidiary Inc.), an Oregon corporation ("Marathon"). All significant intercompany transactions have been eliminated. Although Bioject Inc. commenced operations in 1985, BMTI was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company for Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Marathon
Medical Technologies, Inc. was formed in October 1997. At that time, Marathon acquired the license to certain continuous blood glucose monitoring technology from Elan Corporation, plc. ("Elan") and entered into a joint venture arrangement with Elan to develop and commercialize the blood glucose monitoring technology. On June 30, 1999, Marathon completed the sale of its license to the blood glucose monitoring technology. In connection with the sale of the license, BMTI acquired Elan's 19.9% ownership of the stock of Marathon. BMTI now owns 100% of Marathon's stock. Marathon's operations are reported as "Discontinued Operations" in the financial statements and other financial information included as a part of this report. All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

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

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Since its inception the Company has incurred operating losses and at December 31, 1999, has an accumulated deficit of approximately $59.4 million. The
Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from limited product sales of the Biojector 2000 system and Biojector syringes. The product sales were principally sales to dealers to stock their inventories. More recently, the Company has sold its products to end-users, primarily public health clinics for vaccinations and to nursing organizations for flu immunization. Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.


2.       ACCOUNTING POLICIES:

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

                                          December 31,        March 31,
                                             1999                1999
                                          -----------         -----------
           Raw Materials                 $  253,850          $   289,214
           Work in Process                    3,363                   --
           Finished Goods                   635,226              961,972
                                          -----------         -----------
                                         $  892,439          $ 1,251,186
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

                     BIOJECT MEDICAL TECHNOLOGIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NET LOSS PER SHARE

The following common stock equivalents are excluded from earnings per share calculations as their effect would have been antidilutive:

  Three Months Ended December 31,            1999                1998
                                          ---------           ---------
    Warrants and stock options            2,581,305           1,707,191
    Convertible preferred stock           2,377,053           1,759,545
                                          ---------           ---------
                                          4,958,358           3,466,736
                                          =========           =========


3.   CHANGES IN SHAREHOLDERS' EQUITY

On July 15, 1999, the Board of Directors approved, subject to the shareholder approval, a proposal to amend the Articles of Incorporation to effect a reverse stock split by exchanging five outstanding shares of the Company's common stock for one new share of the Company's common stock. At the Company's annual meeting in September, 1999, the shareholders approved the amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split. On October 13, 1999, a one-for-five reverse stock split was effected. Prior to the reverse split, 29,011,236 shares of Common Stock were outstanding, as well as options, warrants and convertible preferred stock to acquire an additional 24,378,928 shares of common stock. The reverse stock split decreased the number of outstanding shares of common stock to approximately 5.8 million shares and approximately 4.8 million shares were reserved for issuance upon exercise of outstanding options, warrants and the conversion of convertible preferred stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is placing primary sales and marketing emphasis on business development efforts to seek relationships with major pharmaceutical and biotechnology companies in key niche markets to market its needle-free injection products for specific applications and to develop other application-specific devices and companion syringes. At the same time, with a reduced direct sales force, the Company continues to focus on maintaining its penetration into the public health and flu immunization markets with its Biojector 2000 needle-free injection system. The Company is also directing its sales efforts at creating sales of the Biojector 2000 system to the U.S. military. See "Forward-Looking Statements."

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

On June 30, 1999, the Company entered into a binding letter agreement with a major biotechnology company that provided for an evaluation of Bioject's jet injection technology for use with certain biopharmaceutical products. Terms of the agreement provided for up to $500,000 in licensing and technology fees based upon meeting certain milestones. Based upon achievement of the milestones per the binding letter agreement, the Company has received $500,000 with revenue of $100,000 recognized in the first quarter of fiscal 2000, $250,000 recognized in the second quarter of fiscal 2000, and the final $150,000 in the current fiscal quarter. The Company is currently in negotiation for a long-term licensing and supply agreement. There can be no assurance that the Company will be successful in its negotiations for a long-term licensing and supply agreement. See "Forward Looking Statements."

Marathon Medical Technologies, Inc. was formed in October 1997. At that time, Marathon acquired the license to certain continuous blood glucose monitoring technology from Elan Corporation, plc. ("Elan") and entered into a joint venture arrangement with Elan to develop and commercialize the blood glucose monitoring technology. On June 30, 1999, Marathon completed the sale of its license to the blood glucose monitoring technology. In connection with the sale of the license, the Company acquired Elan's 19.9% ownership of the stock of Marathon. The Company now owns 100% of Marathon's stock. Marathon's operations are reported as "Discontinued Operations" in the financial statements and other financial information included as a part of this report.

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

The alliance grants AngioSense an exclusive license to Bioject's Biojector 2000(R) and Vitajet 3(R) jet injectors, as well as a customized version of Bioject's Iject, a single-use disposable jet injector with a self-contained, pre-filled medication cartridge to treat or diagnose cardiac or cardiovascular diseases. According to the terms of the agreement, Bioject received an equity position of approximately 10 percent in AngioSense upon completion of certain product development milestones. Bioject has accomplished those milestones as of December 31, 1999. Since Angiosense is a start-up company and in the research and development phase and has not released a product on the market, the Company has not recorded an asset on the balance sheet to account for the equity interest. In addition to a long-term manufacturing and supply agreement with AngioSense, Bioject will receive royalties on future product sales. Bioject will also receive significant funding to support the development of the disposable injector portion of the AngioSense delivery system. To date, the terms of the funding have yet to be mutually determined by the joint development team. The Iject will require FDA approval and clinical trials. The Company will assist AngioSense to obtain such approval, although there can be no assurance that such approval process can be completed on a timely basis or at all. There can be no assurance that any developed product will receive regulatory approval or market acceptance such that Bioject can expect to receive royalties from future product sales. See "Forward Looking Statements."

In December 1999, Bioject and Serono Laboratories, Inc., the U.S. affiliate of Ares-Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, announced an exclusive license agreement in the U.S. and Canada to deliver Serono's Saizen(R) recombinant human growth hormone with a customized version of Bioject's Vitajet(TM) 3 needle-free delivery system. In connection with the agreement, Serono paid an undisclosed license fee to Bioject and signed a definitive supply agreement that commences upon FDA clearance. Clinical studies evaluating the bioequivalence of Saizen(R) when delivered with the Bioject needle-free delivery system have been completed. A 510(k) pre-market notification has been submitted to the U.S. Food and Drug Administration (FDA). There can be no assurance that the combined product will receive regulatory approval or market acceptance such that Bioject can expect to receive future product sales. See "Forward Looking Statements."

The Company's clinical research efforts are aimed primarily at clinical research collaborations in the area of DNA-based vaccines and medications. Currently, the B-2000 is being used in over 25 studies. Product development efforts are focused primarily in three areas: i) developing low cost disposable "Iject" jet-injector targeted for both clinical and home use markets; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) further developing the intradermal adapter for the B-2000.

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

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998. Product sales increased from $51,000 in the third quarter of fiscal 1999 to $120,000 in the third quarter of fiscal 2000, a result of new customer sales and flu season orders in the current quarter. License and technology fees decreased from $887,000 in the third quarter of fiscal 1999 to $150,000 in the third quarter of fiscal 2000. Fiscal 1999 license and technology fees were primarily a result of $750,000 received from Merck. Fiscal 2000 fees are the result of fees received from a major biotechnology company in connection with meeting certain milestones.

Manufacturing expense increased from $321,000 in the third quarter of fiscal 1999 to $428,000 in the third quarter of fiscal 2000, as a result of adequate existing supply inventories of B-2000 devices and Biojector syringes the Company did not manufacture material quantities to absorb current manufacturing overhead.

Research and development expenses increased from $240,000 in the third quarter of fiscal 1999 to $288,000 in the third quarter of fiscal 2000. This increase is primarily due to increased activity in the development of the disposable injector, pre-filled syringes, and the intradermal spacer. Selling, general and administrative expense increased from $561,000 in the third quarter of fiscal 1999 compared to $604,000 in the third quarter of fiscal 2000 primarily due to costs associated with the one for five reverse split that occurred during the current fiscal quarter.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998. Revenues for the nine months ended December 31, 1999 consisted of product sales of $563,000 and licensing and technology revenues of $500,000. This compares to $505,000 in product sales and $1.91 million in licensing and technology revenues for the nine months ended December 31, 1999. The increase in product sales was primarily due to increased new customer sales and sales volumes attained during flu season. The $1.91 million in licensing and technology revenues in fiscal 1999 was primarily due to receipt of $1.5 million in payments under the agreement signed with Merck in July 1998. Licensing fees for fiscal 2000 are from fees received from a major biotechnology company.

Manufacturing expense increased from $1.09 million for the first nine months of fiscal 1999 to $1.34 million for the nine months ended December 31, 1999. The increase was primarily due to a decrease of manufacturing overhead absorbed into inventory during the current fiscal year. The Company will draw primarily on current inventories to fill most of its product orders through the end of fiscal 2000. Accordingly, the Company anticipates that production levels for the Biojector and syringe manufacturing, and related absorption of manufacturing overhead, for the remainder of fiscal 2000 will remain relatively constant. See "Forward-Looking Statements."

Research and development expense increased from $721,000 in the nine months ended December 31, 1999 to $856,000 in the first nine months of fiscal 2000. The increase was principally due to research and development cost related to the development of the disposable injector, pre-filled syringes and the intradermal spacer. Selling, general and administrative expense decreased from $1.93 million in the nine months ended December 31, 1998 to $1.90 million in the nine months ended December 31, 1999, primarily as a result of decreased selling expenses.

The preferred stock dividend decreased from $1.06 million for the first nine months of 1998 to $914,000 for the nine months ended December 31, 1999. The decrease in preferred stock dividend expense resulted from the conversion of the Series B Preferred Stock to warrants in conjunction with the sale of the blood glucose monitoring technology.

Other income consists of earnings on available cash balances and fluctuates based on available cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues, revenues from sales of products and proceeds from the sale of the blood glucose monitoring technology. Net proceeds received from issuance of securities from inception through December 31, 1999 totaled approximately $62 million.

Cash, cash equivalents and marketable securities totaled $3.15 million at December 30, 1999 compared to $1.27 million at March 31, 1999. The increase resulted from cash proceeds received from issuance of the Company's Series C Preferred Stock of $2.4 million, a minority interest capital contribution to Marathon Medical of $597,000, the sale of Marathon Medical with net proceeds of approximately $2.9 million, licensing fees and the exercise of stock options and warrants, offset by operating cash requirements and capital asset purchases.

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

YEAR 2000 ISSUES. At December 31, 1999, the Company completed the assessment of and took all necessary remedial action to correct any deficiency of internal systems with regard to potential Year 2000 ("Y2K") issues. The assessment included steps to review and obtain vendor certification of Y2K compliance for current systems, testing system compliance and implementing corrective action where necessary. A Y2K team composed of manager-level members from Manufacturing, Purchasing, Information Services and Finance continues to monitor the results. Assessment of the compliance of all critical systems, plans for remedial action, if any, and estimates of the cost of such remedial action were completed. The estimated cost to address the Company's Y2K issues are immaterial and normal maintenance and upgrade operating budgets are expected to adequately cover current and future funding requirements.

PRODUCT. The Company's products do not incorporate either application or embedded software and are therefore not subject to Y2K issues. The Company has no knowledge that customers increased their on hand supply as a Y2K precaution.

INFORMATION SYSTEMS. The Company utilizes packaged application software for all critical information systems functions, which have been certified by the vendors as being Y2K compliant. This included financial software, operating and networking systems, application and data servers, PC and communications hardware and core office automation software. The company tested the reliability of the application software and replaced systems where necessary and reasonably believes it to be Y2K compliant. At January 1, 2000, all systems performed without complications. See "Forward-Looking Statements."

MANUFACTURING SYSTEMS. The Company has received manufacturer certification of Y2K compliance for all critical automated components used in manufacturing the Company's products and at January 1, 2000, the manufacturing systems performed without complications.

SUPPLIER BASE. The Company implemented a Y2K audit program of suppliers critical to the Company's operations. These suppliers have certified Y2K compliance of systems critical to maintaining a continuing source of supply to the Company. To date the Company has seen no delay in delivery of product to manufacture its products.

RISK. The Company did not experience any failures from external infrastructure failures that could have arisen from Y2K failures, including failure of electrical power and telecommunications.

Business risks to the Company of not successfully identifying Y2K issues and undertaking effective remedial action included the inability to ship product, delay or loss of revenue and delay in manufacturing operations. To date, the Company believes that it successfully identified critical Y2K issues and substantially completed required remedial action, and has not experienced any business interruption that could cause the inability to ship product, delay or loss of revenue or delay in the manufacturing process. Other than risks created by infrastructure failures or by the Company's dealings with third parties, where the actions of such third parties were beyond the Company's control, and the Company believes that it will have no material business risk from Y2K issues. There can be no assurance that infrastructure failures will not occur at some later date or that third parties, over which the Company has no control successfully addressed their own Y2K issues. See "Forward-Looking Statements."

FORWARD LOOKING STATEMENTS This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern, among other things, anticipated revenues from product sales and licensing and technology fees, anticipated funding from third parties for development projects, the Company's ability to enter into long-term licensing and supply agreements, expected sufficiency of capital resources to meet the Company's future requirements, future sources of working capital, and Year 2000 issues. Paragraphs of this Report that include forward-looking statements are often identified with a cross-reference to this section. Forward-looking statements are based on expectations, assumptions estimates and projections about the Company and the industry in which the Company operates that involve risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or industry results to be materially different from the results, performance, or achievements discussed or implied in the forward-looking statements. These risks and uncertainties include the uncertainty of market acceptance of the Company's jet injection products, uncertain successful completion of research and development projects, the Company's need to enter into additional strategic corporate licensing arrangements, the Company's ability to enter into long term supply agreements, the Company's history of losses and its accumulated deficit and need for additional financing, the Company's limited manufacturing experience, the Company's dependence on the performance of existing and future corporate partners and other third parties, uncertainties related to regulation by the FDA and the need to obtain approval of new products and their application to additional drugs, the possibility of product liability claims, dependence on key employees and the risks related to competition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings

          None during the quarter ended December 31, 1999.

Item 2.   Changes in Securities

On July 15, 1999, the Board of Directors approved, subject to the shareholder approval, a proposal to amend the Articles of Incorporation to effect a reverse stock split by exchanging five outstanding shares of the Company's common stock for one new share of the Company's common stock. At the Company's annual meeting in September, 1999, the shareholders approved the amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split. On October 13, 1999, a one-for-five reverse stock split was effected. Prior to the reverse split, 29,011,236 shares of Common Stock were outstanding, as well as options, warrants and convertible preferred stock to acquire an additional 24,378,928 shares of common stock. The reverse stock split decreased the number of outstanding shares of common stock to approximately 5.8 million shares and approximately 4.8 million shares were reserved for issuance upon exercise of outstanding options, warrants and the conversion of convertible preferred stock.

In December 1996, the Company completed two private placements of units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $5.00. Preferred Technology, Inc. acted as agent in connection with the first placement and in connection therewith, received a placement fee and a warrant to acquire shares of Common Stock at an exercise price per share of $4.140625. In December 1999, warrants to purchase 20,286 shares of Common Stock were exercised at $5.00 per share.

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

Aggregate   proceeds  to  the  Company  from  the  warrant   exercises   totaled
approximately $101,000. In December, 1999, stock option exercises of 3,250 shares of common stock were exercised for an aggregate of approximately $8,129.

Item 3.   Defaults Upon Senior Securities

          None during the quarter ended December 31, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders

          None during the quarter ended December 31, 1999.

Item 5.   Other Information

          On October 7, 1999, Michael Sember resigned from Bioject's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:

          10.70 License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. (An application for confidential treatment has been submitted to the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions have been omitted and filed separately with the SEC.)

          27.1      Financial Data Schedule

           REPORTS ON FORM 8K:

            None during the quarter ended December 31, 1999

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIOJECT MEDICAL TECHNOLOGIES INC.
                                    (Registrant)



Date:  February 14, 2000            /S/ James O'Shea
                                    ---------------------------------
                                    James O'Shea

                                    Chairman, Chief Executive Officer
                                    and President

                                    /S/ Christine M. Farrell

                                    ---------------------------------
                                    Christine M. Farrell
                                    Controller and Secretary

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
------         -------------------

10.70          License  and  Distribution  Agreement  dated  December  21,  1999 between Bioject, Inc. and Serono Laboratories, Inc. (An application for confidential treatment has been submitted to the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions have been omitted and filed separately with the SEC.)

27.1           Financial Data Schedule