Form 10-Q/A
period 1999-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2000-03-15
CIK 810084

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

Item 5.   Other Information

          On October 7, 1999, Michael Sember resigned from Bioject's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

          EXHIBITS:

          10.70 License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. (Confidential treatment has been granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions have been omitted and filed separately with the SEC. This exhibit is being refiled following the confidential treatment review.)

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

                                    /s/ Christine M. Farrell

                                    ---------------------------------
                                    Christine M. Farrell
                                    Controller and Secretary

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
------         -------------------

10.70 License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. (Confidential treatment has been granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions have been omitted and filed separately with the SEC. This exhibit is being refiled following the confidential treatment review.)

27.1           Financial Data Schedule