Form 10-K405
period 2000-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2000-06-29
CIK 810084

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1099680 (IRS Employer Identification No.)
7620 SW Bridgeport Road, Portland, Oregon (Address of principal executive offices)	97224 (zip code)

(000) 123-4567
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $49,044,125 as of June 23, 2000 based upon the last sales price as reported by the Nasdaq SmallCap System.

    The number of shares outstanding of the Registrant's Common Stock as of June 23, 2000 was 6,384,874 shares.

Documents Incorporated by Reference

    Portions of the registrant's definitive Proxy Statement for the 2000 Annual Shareholders' Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.
2000 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern, among other things, future product development plans, anticipated revenues from product sales and licensing and technology fees, expected sufficiency of capital resources, and future sources of working capital. These forward-looking statements are often identified with a cross-reference to this section. Such forward-looking statements are based on expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates that involve risks and uncertainties. These forward-looking statements are usually accompanied by words such as "believe", "anticipate", "plan", "seek", "expect", "intend" and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or industry results to be materially different from the results, performance, or achievements discussed or implied in the forward-looking statements. These risks, uncertainties and other factors include, without limitation, those described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report.

    Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

GENERAL

    Bioject Medical Technologies Inc. ("Bioject" or the "Company") develops, manufactures and markets jet injection systems for needle-free drug delivery. The Company also licenses its technology to leading pharmaceutical and biotechnology companies for whose products the Company's technology provides increased medical efficacy or enhanced market acceptance. The Company sells its products directly to healthcare providers.

    The Company manufactures and markets a professional needle-free injection system, the Biojector(R) 2000, which allows healthcare professionals to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Using this technology to administer injections virtually eliminates the risk of contaminated needlestick injuries and the resulting blood-borne pathogen transmission, which is a major concern throughout the healthcare industry. The Biojector 2000 system consists of two components: a handheld, reusable jet-injector (the "Biojector 2000" or "B-2000") and a sterile, single-use disposable syringe (the "Biojector syringe"). The Company also manufactures and markets a device that allows the Biojector syringe to be filled without a needle (the "Vial Adapter"). The Vial Adapter may be purchased either separately or as a pre-packaged component of the B-2000 system. The B-2000 system is capable of delivering needle-free injections in varying doses up to 1 ml. See "Business—Governmental Regulation."

    The Company also markets the Vitajet 3 (R), ("Vitajet") a spring-powered, needle-free, self-injection device, the rights to which were acquired in a transaction with Vitajet Corporation in March 1998. The Vitajet currently has regulatory clearance for administering injections of insulin and a modified Vitajet, called the coolclick™, has regulatory clearance for administering the Serono human growth hormone Saizen. See "Business—Research and Product Development."

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

    Injections using traditional needle-syringes suffer from many shortcomings, including: (i) the risk of needlestick injuries; (ii) the risk of penetrating a patient's vein; and (iii) the patients' aversion to needles and discomfort. The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient's blood accidentally penetrates a healthcare worker's skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and hepatitis B. Published data estimate that approximately 800,000 needlestick injuries occur in the U.S. each year.

    Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries has increased. For example, the U.S. Occupational Safety and Health Administration ("OSHA") issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations require implementing "engineering and work practice controls" to "isolate or remove blood-borne pathogen hazards from the workplace." Among the required controls are special handling and disposal of contaminated "sharps" in biohazardous "sharps" containers and follow-up testing for victims of needlestick injuries.

    The State of California has enacted healthcare worker safety legislation, which went into effect in 1999. This legislation requires healthcare providers to evaluate the various uses of needle-syringes in their facilities and to begin using alternative injection systems to protect healthcare worker safety where appropriate. Under the law, healthcare providers can be held liable to their workers if a worker becomes infected from a needlestick injury and suitable alternatives to needle-syringes were available but not used.

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

    In an effort to protect healthcare workers from needlestick injuries, many healthcare facilities have adopted more expensive, alternative technologies. One such technology is an intravenous ("IV") port that permits medication to be injected directly into an IV line without requiring the use of a sharp needle for each administration. Another is use of one of a variety of "safety syringes." These are generally disposable needle-syringes with a plastic sheath mechanism intended to cover the needle after use or with a needle that retracts after use. While these technologies can help to reduce accidental needlesticks, they cannot eliminate the risk.

    Although we are focused on developing a single expertise, namely needle free injections, we have developed numerous products and marketing strategies to address three large, distinct markets: drug delivery, immunization and immunotherapeutics, and safety. We intend to grow sales of our needle-free injection systems by focusing our direct sales force on the world wide public health market while seeking strategic partners to enter the much larger physician office market.

    Bioject's primary corporate objective is to develop partnerships with pharmaceutical and biotechnology companies to enhance the delivery of their injected medications and vaccines. Because of needle-phobia, many injected products are under-utilized by patients. By licensing its needle-free injection technology, Bioject can provide a more appealing format for the drug company's injected products. In return, the drug manufacturer can create substantial demand for Bioject's injection systems. By enhancing injected products with proprietary, customized needle-free injection systems, Bioject expects to help its partners expand the market for their injected products.

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

    Currently, Bioject has three strategic partners: Amgen, AngioSense, and Ares-Serono.

    Amgen, Inc. and the Company entered into a clinical development and supply agreement for the disposable Iject system for delivery of injected medications for two undisclosed medical indications. In addition, Amgen has options to license the Iject for additional indications.

    AngioSense, Inc. licensed three of Bioject's systems to jointly develop novel delivery systems to deliver angiogenic and other compounds directly to the cardiovascular system. These systems will include a pre-filled disposable injection system, the Aject, which will be designed for epicardial injections during surgical procedures and catheter-based endocardial injections.

    Ares-Serono Group, plc. licensed Bioject's Vitajet 3 injection system for delivery of Saizen human growth hormone. The Vitajet is being customized for use in the pediatric growth market, and will be marketed as the coolclick™.

    A primary focus of the Company's research efforts is on clinical research in the area of DNA-based vaccines and medications.

    Currently, to the best of the Company's knowledge, its devices are being used in more than 25 clinical research projects both within and outside of the United States, approximately 15 of which are DNA-based. These research projects are being conducted by companies leading the development of DNA-based medications as well as by the leading universities and governmental institutions conducting research in this area. Included in these studies are a Phase I clinical trial of a DNA-based lymphoma vaccine being conducted at Stanford University and a Phase I clinical trial of a DNA-based malaria vaccine being conducted at the U.S. Naval Medical Research Center. The preliminary results of the Phase I Human trial of a malaria DNA vaccine, which started in April 1999, indicates that the vaccine delivered with the Biojector® 2000 jet injector elicited cellular immune responses in the volunteers. There can be no assurance that further clinical studies will prove conclusively that the Company's technology is more effective in delivering DNA-based medications than alternative delivery systems that are currently available or that may be developed in the future. See "Forward Looking Statements", "Research and Product Development."

THE COMPANY

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

In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under section 510(k) of the Federal Food, Drug, and Cosmetic Act ("FFDCA"). Following is a chronology of significant milestones achieved:

Date	Milestone
April 1987	Received FDA clearance to market a hand-held CO2-powered needle-free injection system.
February 1993	Began U.S. distribution of Biojector 2000 system to hospitals and large clinics.
June 1994	Received FDA clearance to market a version of its Biojector 2000 system in a configuration targeted at high volume injection applications.
October 1996	Received FDA clearance for a needle-free disposable vial access device.
March 1997	Received FDA clearance for certain enhancements to its Biojector 2000 system.
September 1997	Entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology, which the Company licensed from Elan.
March 1998	Entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet®, a spring-powered, needle-free self-injection device, with FDA clearance for administering injections of insulin.
January 1999	Received ISO9001 and EN46001 certification.
June 1999	Marathon, the joint venture formed with Elan, completed a sale of the license to the blood glucose monitoring technology and certain fixed assets related to the development of that technology.
November 1999	Received CE Mark certification for the Company's jet injection systems, which allows the products to be sold in the European Union.
June 2000	Received FDA clearance for a modified version of the Vitajet®, called coolclick™, to administer injections of Serono's human growth hormone Saizen.

    "Biojector," "Bioject," "Vitajet" and "Medivax" are registered trademarks of the Company.

DESCRIPTION OF THE COMPANY'S PRODUCTS

Biojector 2000

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

    Giving an injection with a Biojector 2000 system is easy and straightforward. The healthcare worker giving the injection checks the CO2 pressure on an easy-to-read gauge at the rear of the injector, draws medication up into a disposable plastic syringe using either a needle or the Vial Adapter, inserts the syringe into the Biojector 2000, presses the syringe tip against the appropriate disinfected surface on the patient's skin, and then presses an actuator, thereby injecting the medication. A thin stream of medication is expelled at high velocity through a precision molded, small diameter orifice in the syringe. The medication is injected at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired depth.

    The current suggested retail list price for the Biojector 2000 professional jet injector is $675, and the suggested retail list price for Biojector syringes is $0.67 each. CO2 cartridges are sold for a suggested retail price of $0.50 per cartridge and average ten injections per cartridge. Discounts are offered for volume purchases.

Vitajet

    The Vitajet is also made-up of two components, a portable injector unit and a disposable syringe. It is smaller and lower in cost than other products in the Company's needle-free offering. The method of operation and drug delivery is similar to the Biojector, except that the Vitajet is powered by a spring rather than by CO2. It is designed for self-injection and was acquired to fill a gap in the Company's product line for a low-cost, home use, needle-free device. Vitajet's current regulatory labeling limits its use to the injection of Insulin. A modified Vitajet, called the coolclick™, recently received regulatory clearance for injection of Serono's human growth hormone Saizen. The Company believes that the Vitajet has the potential to achieve regulatory labeling for additional subcutaneous injections. See "Forward Looking Statements."

    The current suggested retail price for the Vitajet 3 needle-free injector is $250. A three month supply (13-count) of Vitajet syringes is sold for a suggested retail price of $60.

    The Company has other products in development which are intended to address other markets or to enhance the Biojector 2000 system. See "Research and Product Development."

MARKETING AND COMPETITION

    The traditional needle-syringe is currently the primary method for administeringintramuscular and subcutaneous injections.

    During the last 20 years, there have been many attempts to develop portable one-shot jet injection hypodermic devices. Problems have arisen in the attempts to develop such devices including: (a) inadequate injection power, (b) little or no control of pressure and depth of penetration, (c) complexity of design, with related difficulties in cost and performance, (d) difficulties in use, including filling and cleaning, and (e) the necessity for sterilization between uses.

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

    Although we are focused on developing a single expertise, namely needle free injections, we have developed numerous products and marketing strategies to address three large, distinct markets: drug delivery, immunization and immunotherapeutics, and safety. We intend to grow sales of our needle-free injection systems by focusing our direct sales force on the world wide public health market while seeking strategic partners to enter the much larger physician office market.

    The Company's primary sales and marketing focus area targets creating licensing and supply arrangements with leading pharmaceutical and biotechnology companies whose products the Biojector technology provides either increased medical efficacy or a higher degree of market acceptance. Agreements under this type of arrangement would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to the Company's products for a specific application or medical indication; ii) development fees if the Company is customizing one of its products for the customer or developing a new product; iii) milestone payments related to the customer's progress in developing products to be used in conjunction with the Company's products; and iv) product revenues from sale of the Company's products to the customer pursuant to a supply agreement. Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company's own products, along with the Company's products, to end-users.

    The Company's current sales and marketing effort is limited primarily to the United States. Pursuing both of these marketing strategies, the Company intends to eventually expand into international markets.

    To implement its direct sales and marketing efforts, the Company currently employs a national sales manager, one east coast sales representative, one customer service representative, three part-time nurse trainers and a product manager. Bioject's direct sales efforts have resulted in the signing of public health agreements for the state of North Carolina, the New York City Middle Schools, and the health departments in the states of New Mexico, Oklahoma and Illinois. The Company has a national contract with the Visiting Nurses Associations of America to promote the use the Biojector 2000 system in the association's flu immunization programs.

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

    The medical equipment market is highly competitive, and competition is likely to intensify. Many of the Company's existing and potential competitors have been in business longer than the Company and have substantially greater technical, financial, marketing, sales and customer support resources. The Company believes the primary competition for the Biojector 2000 system and other needle-free jet injection systems it may develop is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.07 to $0.15 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.20 to $0.50 per unit. The average price per injection with the B-2000 is approximately $0.60.

    The Company expects to compete with traditional needle-syringes and safety syringes based on issues of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and reduced cost of compliance with OSHA regulations and other legislation. Except in the case of certain safety syringes, the Company does not expect to compete with needle-syringes based on purchase cost alone. However, the Company believes that the Biojector 2000 system will compete effectively based on overall cost when all indirect costs, including disposal of syringes and testing, treatment and workers' compensation expense related to needlestick injuries, are considered. See "Forward Looking Statements."

    The Company is aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 ml. or less. These compete primarily with the Vitajet. The Company is not aware of any competing products with regulatory approval that have features and benefits comparable to the Biojector 2000 system. The Biojector is suitable for both intramuscular and subcutaneous injections of up to 1 ml. in the professional and home injection markets. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company's products. There can be no assurance that the Company will be able to compete successfully in this market. A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

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

    The Company has three U.S. patents, which were issued with respect to jet injection technology and that were incorporated in earlier versions of the Company's jet injection systems and which expire from July 2007 to November 2008.

    Seven additional U.S. patents have been issued, which protect developments incorporated in the Biojector 2000 system. Claims included in these patents include claims regarding the needle-free injection system's design, method of operation, certain aspects of the syringe design and the method of manufacturing the syringe orifice. The Company has also been granted a patent relating to the dual-size drug vial access device. The Company has made additional patent filings regarding pre-filled syringe technologies, adapters for drug vial access and new self-injector devices under development. The Company generally files patent applications in Canada, Europe and Japan at the times and under the circumstances that it deems filing to be appropriate in each of those jurisdictions. There can be no assurance that any patents applied for will be granted or that patents held by the Company will be valid or sufficiently broad to protect the Company's technology or provide a significant competitive advantage. The Company also relies on trade secrets and proprietary know-how that it seeks to protect through confidentiality agreements with its employees, consultants,suppliers and others. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or be developed independently by competitors. In addition, the laws of foreign countries may not protect the Company's proprietary rights to its technology, including patent rights, to the same extent as the laws of the United States.

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

    If a dispute arises concerning the Company's technology, the Company could become involved in litigation that might involve substantial cost to the Company. Such litigation might also divert substantial management attention away from Company operations and into efforts to enforce the Company's patents, protect its trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings, the Company could be subject to significant liabilities to third parties. The Company might also be required to seek licenses from third parties in order to manufacture or sell its products. The Company's ability to manufacture and sell its products might also be adversely affected by other unforeseen factors relating to the proceeding or its outcome.

GOVERNMENTAL REGULATION

    The Company's products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the Food and Drug Administration ("FDA") administers the FFDCA and has adopted regulations to administer that Act. These regulations include regulations that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries, and certain malfunctions to the

FDA. Manufacturing facilities and certain Company records are also subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and the related regulations. Noncompliance with the Act or its regulations can result in a variety of regulatory steps including warning letters, product detentions, device alerts or field corrections, mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

    Unless exempted by regulation, the FD&C provides that medical devices may not be commercially distributed in the U.S. unless they have been cleared by the FDA. The FFDCA provides two basic review procedures for pre-market clearance of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FFDCA. Under Section 510(k), manufacturers provide the FDA with a premarket notification ("510(k) notification") of the manufacturer's intent to begin marketing the product. In the 510(k) notification, the manufacturer must establish, among other things, that the product it plans to market is substantially equivalent to another legally marketed product. To be substantially equivalent, a proposed product must have the same intended use and be as safe and effective as a legally marketed device. Further, it may not raise questions of safety and effectiveness that are different from those associated with a legally marketed device. Marketing a medical device may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission, that it be provided with animal and/or human test results.

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

    The Company has withdrawn its previously submitted 510(k) applications for the B-2020 1.5 ml jet injector and the B-4000 self-injector. The Company is developing the Iject System, a single or multi-use prefilled disposable injector for self injection and pre-filled Biojector syringes. The Company plans to seek arrangements with pharmaceutical and biotechnology companies to package their medications in pre-filled Biojector syringes. See "Research and Product Development." Before pre-filled Biojector syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties if stored in the pre-filled syringe. It is current FDA policy that such pre-filled syringes are evaluated by the FDA as drugs rather than medical devices. In order to market pre-filled syringes, pharmaceutical companies will be required to gain prior clearance from the FDA by means of a new or amended Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA"). An NDA is a complex submission required to establish that a drug will be safe and effective for its intended uses. An ANDA is a less detailed process which does not require, among other things, that the applicant provide complete reports of preclinical and clinical studies of safety and efficacy as are required for NDAs. Assuming that the drugs used in the pre-filled syringes have previously been approved by the FDA for injection, the Company believes that the FDA will likely require ANDAs, rather than NDAs, to be submitted. The Company believes that if a drug intended to be used in the Company's pre-filled syringe was already the subject of an approved NDA or ANDA for intramuscular or subcutaneous injection, then the main issue affecting clearance for use in the pre-filled syringe would be the ability of the syringe to store the drug, assure its stability until used and safely deliver the proper dose. See "Forward Looking Statements."

    The FDA also regulates the Company's quality control and manufacturing procedures. It requires the Company and its contract manufacturers to demonstrate compliance with current Good Manufacturing Practices ("GMP") Regulations. These regulations require, among other things, that (i) the manufacturing process must be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications must be validated by extensive and detailed testing of every aspect of the process. GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. The FDA's interpretation and enforcement of these requirements has been increasingly strict in recent years and will likely continue to be at least as strict in the future. Failure to adhere to GMP requirements would cause the products produced by the Company to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violated, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise the manufacturer may face potential regulatory action which might include physical recall of the product from the marketplace.

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

    In June 1998, the Company received certification from TUV Product Services for the Company's quality system, which meets the requirements of ISO 9001 and EN 46001. In June 1999, TUV Product Services audited the Company's quality system and found that it still meets the requirements of ISO 9001. In November 1999, the Company received certification from TUV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive. This certification allows the Company to label its products with the CE Mark and sell them in the European Community.

RESEARCH AND PRODUCT DEVELOPMENT

    Research and development efforts are focused on enhancing the Company's current product offerings and on developing new needle-free injection products. The Company uses clinical, magnetic resonance imaging and tissue studies to determine the reliability and performance of new and existing products. As of March 31, 2000, the Company's research and product development staff, including clinical and regulatory staff members, consisted of eleven employees and two outside contractors.

    A focus of the Company's research efforts is on clinical research in the area of DNA-based vaccines and medications. The Company's devices are currently being used in more than 15 DNA-related clinical research projects both within and outside of the United States. These research projects are being conducted by companies leading the development of DNA-based medications as well as by the leading universities and governmental institutions conducting research in this area. Included in these studies are a Phase I clinical trial of a DNA-based lymphoma vaccine being conducted at Stanford University and a Phase I clinical trial of a DNA-based malaria vaccine being conducted at the U.S. Naval Medical Research Center. Preliminary data from clinical studies with animals indicates that the Biojector technology may significantly enhance the performance of some DNA-based medications. The Company participates in these clinical collaborations under Research Agreements that provide the clinical researchers access to both existing and developing Biojector technology and to the Company's clinical research staff. Under these agreements, the Company is typically granted access to the results of the study as they pertain to the effectiveness of the Company's products. See "Forward Looking Statements."

    Developing DNA-based preventative and therapeutic treatments for a variety of diseases is a very active and growing area of medical research. Researchers hope to develop DNA-based treatments for diseases that have previously not been treatable as well as DNA-based alternatives to therapies currently used in the treatment of other diseases. Most DNA therapies currently being developed require injecting the medication either intramuscularly (into the muscle tissue) or intradermally (just under the skin). The Biojector 2000 is currently the only jet injection device cleared by the FDA for intramuscular injections. The Company is developing an adapter for the Biojector syringe to allow the device to consistently deliver intradermal injections. Prototypes of the device are being used in clinical studies to deliver intradermal injections. This adapter has not been cleared by the FDA to be marketed for intradermal injections and is not currently submitted to the FDA to gain clearance for those claims. If the Company's jet injection technology is proven to enhance the performance of DNA-based medications, this area of medicine could present a significant opportunity for the Company to license its products to pharmaceutical and biotechnology companies for use in conjunction with their DNA-based medications. See "Forward Looking Statements." There can be no assurance that further clinical studies will prove conclusively that the Company's technology is more effective in delivering DNA-based medications than alternative delivery systems that are either currently available or that may be developed in the future. Further, there can be no assurance, should the Company's technology prove to be more effective in delivering DNA-based medications, that regulatory clearance will be gained to deliver any DNA-based medications using the Company's products. Further, should intradermal delivery of DNA-based medications be critical to effective delivery of those compounds, there is no assurance that the Company will gain regulatory clearance for intradermal delivery DNA-based medications with its products.

    A primary focus of the Company's product development efforts is on developing a new generation of personal injectors (the Iject) that are being designed to be smaller, disposable, more lightweight and less costly to build than the B-4000 self-injector and intended to complement the marketing of the B-4000. These devices will target the growing market for patients administering their own injections in the home. The Company is seeking collaborations with pharmaceutical and biotechnology companies that will help fund the cost of this new generation of products. See "Forward Looking Statements."

    The Iject is a small, lightweight, gas-powered injection system designed for home or professional use. This system has two versions, one is a pre-filled, single-use disposable injector, and the other is a reusable injector that accepts pre-filled medication cartridges.

    The Iject is a versatile injection system that can be adapted to deliver subcutaneous, intramuscular, and intradermal injections, as well as a variety of injection volumes. Although the Iject is a new system, key design elements, such as injection pressure and orifice geometry, are closely based on the field-proven Biojector technology. Because the Iject features a pre-filled syringe, it is designed to be a customized delivery system for specific injected medications and vaccines. Bioject intends to license the Iject technology to pharmaceutical and biotechnology companies who wish to improve the delivery of their injected products.

    Bioject's leading Iject project is a disposable Iject licensed to Amgen for an undisclosed indication. Amgen has licensed the disposable Iject technology from Bioject for a total of two medical indications, and holds options to license the technology for additional indications. Bioject has also licensed the Iject to AngioSense for delivery of injections directly into the cardiovascular system during surgical procedures. This version of the Iject is called the Aject. AngioSense is developing a surgical system around the Aject to deliver angiogenic compounds (compounds that promote the growth of new blood vessels).

    Bioject anticipates producing a whole family of Iject devices, each specially customized for the delivery of specific injected drugs and vaccines. Bioject will license the Iject technology to pharmaceutical and biotechnology companies for many different non-competing products. Bioject believes that licensing the Iject technology to a drug company partner creates a mutually beneficial relationship. The partner benefits by packaging their injected product in an attractive, non-threatening format that patients will prefer over competing products delivered with needles. In addition, Bioject's technology offers clear benefits and low developmental risk—the Iject system does not require a reformulation of the injected product's chemistry in order to work, unlike patches or inhalation-based drug delivery methods.

    Bioject benefits by having the partner's sales and marketing organization promoting Bioject's needle-free injection technology. In this way, the partner takes on the responsibility of educating healthcare professionals and patients about the benefits of needle-free injection. Also, the Company believes the strong, established sales organizations of the pharmaceutical industry will be able to drive large volumes of sales.

    The Company is also focusing product development efforts on developing pre-filled syringes for use with its B-2000 product and with other needle-free injectors presently being developed. When the pre-filled technology is perfected, the Company intends to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications, pre-packaged in Biojector pre-filled syringes. Purchasing syringes already filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector syringe. The Company also believes that it will be able to manufacture the pre-filled Biojector syringes at a lower cost than current Biojector syringes. See "Forward Looking Statements." Before pre-filled Biojector syringes may be distributed for use in the U.S. pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner. This process could be lengthy. In addition the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See "Business—Governmental Regulation." There can be no assurance that pharmaceutical or biotechnology will be willing to commit efforts to develop pre-filled packaging and pursue regulatory clearance or that regulatory clearance of pre-filled Biojector syringes will be obtained. Further, if such companies are willing to commit efforts and resources to gaining regulatory clearance to package and distribute their drugs in Biojector pre-filled syringes, there can be no assurance as to the number of drugs that will prove chemically and pharmacologically stable in a Biojector pre-filled syringe or of the number of drugs that will prove to be safe and effective for their intended use when packaged, stored and delivered in this manner.

MANUFACTURING

    The Company assembles the Biojector 2000, the Vitajet and related syringes from components purchased from outside suppliers. The Company also commenced production of limited quantities of the Vitajet 3 in fiscal 2000. In fiscal 2001, the Company will begin production of the coolclick™, the modified Vitajet 3 for human growth hormone. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for the Company's products. Further, while the Company believes that it continues to maintain supplier relationships that will provide sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required by the Company to operate efficiently and profitably. See "Forward Looking Statements" and "Management Discussion and Analysis of Financial Conditions and Results of Operations."

EMPLOYEES

    As of March 31, 2000, the Company had thirty one full-time employees, with eleven employees engaged in research and product development, five in sales and marketing, two in technical product support, eight in manufacturing, and five in administration. The Company engages a limited number of part-time consultants who assist research and development and sales and marketing activities. As of March 31, 2000, there were two consultants and three per diem nurses on contract with the Company. None of the Company's employees are represented by a labor union.

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

Item 2. PROPERTIES

    The Company's principal offices are located in Portland, Oregon in approximately 23,000 square feet of leased office and manufacturing space under a lease which expires in September 2002. The monthly minimum lease obligation for this facility is approximately $16,000. These facilities include the Company's sales and administration offices and equipment, research and engineering facilities, a clean room assembly area, assembly line, testing facilities and a warehouse area.

    The Company leases additional warehouse space totaling approximately 5,000 square feet for finished goods storage and shipments to customers. This lease, which also expires in September 2002, has minimum monthly lease obligations totaling $2,000.

    The Company believes its current facilities will be sufficient to support its operations for the next 3-5 fiscal years. As the Company requires additional space to accommodate growth in its sales and manufacturing activities, it is the Company's intention to lease additional facilities adjacent to or near its present operations. The Company believes that, if necessary, it will be able to obtain facilities at rates and under terms comparable to those of the current leases. See "Forward Looking Statements."

Item 3. LEGAL PROCEEDINGS

    In April 1998, the Company was named as co-defendant in a product liability suit alleging injury and unspecified damages in excess of $50,000 to the plaintiff in connection with an injection administered using the B-2000. The case, Donovan vs. Bioject Inc. et al, case number 19-CO-99-8265, was brought before the Dakota County Judicial Center in Hastings, MN. Subsequent to March 31, 2000, the suit was dismissed.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since September 29, 1999, the Company's Common Stock has been traded on the Nasdaq SmallCap Market under the Symbol "BJCT." Prior to that time, it had traded on the Nasdaq National Market. On October 13, 1999, the Company effected a 1:5 reverse stock split. The reverse split reduced the number of common shares outstanding from approximately 29 million to 5.8 million. The following table sets forth the high and low closing sale prices of the Company's Common Stock on the Naddaq National Market and the Nasdaq SmallCap Market, as applicable.

Fiscal Year Ended March 31, 1999	High	Low
Quarter 1	$10.45	$6.70
Quarter 2	10.30	4.40
Quarter 3	8.60	5.30
Quarter 4	8.60	2.80
Fiscal Year Ended March 31, 2000	High	Low
Quarter 1	$4.69	$2.66
Quarter 2	2.97	1.72
Quarter 3	9.50	1.19
Quarter 4	20.00	7.88

    As of June 23, 2000, there were 492 shareholders of record and approximately 7,000 beneficial shareholders. The last sale price on June 23, 2000, as reported on the Nasdaq SmallCap Market, was $9.00 per share.

    The Company has declared no dividends during its history and has no intention of declaring a dividend in the foreseeable future.

    On each of December 1, 1999, January 1, 2000 and February 1, 2000, the Company issued a warrant exercisable for 4,000 shares of its common stock at $2.80, $7.50 and $8.36 per share, respectively, in exchange for services with a value of $74,633. On December 1, 1999, the Company also issued 3,000 shares of its common stock with a value of $9,656 to the same individual. In addition, the Company issued 12,000 shares of its common stock with a value of $121,500 to an employee of the Company on March 28, 2000 in connection with the terms of an asset purchase agreement. The Company also issued 65,796 shares of its common stock on February 24, 2000 in exchange for $1.5 million to Amgen Inc. pursuant to a clinical development and supply agreement. All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The statement of operations and balance sheet data set forth below for the five fiscal years in the period ended March 31, 2000, have been derived from the consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the detailed consolidated financial statements and notes thereto included elsewhere in this Report.

SUMMARY FINANCIAL INFORMATION
(in thousands, except per share data)

	For the year ended March 31,
	2000	1999	1998	1997	1996
Consolidated Statement of Operations Data
Revenues	$1,225	$2,631	$1,935	$2,235	$4,209
Operating expenses	5,670	5,405	6,061	6,637	9,851
Loss from continuing operations	(5,484)	(4,064)	(4,518)	(4,296)	(5,431)
Income (loss) from discontinued operations	2,403	(3,012)	(12,111)	—	—
Net loss allocable to common shareholders	(3,081)	(7,076)	(16,629)	(4,296)	(5,431)
Basic and diluted loss per share from continuing operations	(0.94)	(0.72)	(0.98)	(1.29)	(1.95)
Basic and diluted loss per share from discontinued operations	(0.08)	(0.53)	(2.61)	—	—
Basic and diluted gain per share from sale of discontinued operations	0.49	—	—	—	—
Basic and diluted loss per share allocable to common shareholders	(0.53)	(1.25)	(3.59)	(1.29)	(1.95)
Shares used in per share calculations	5,834	5,663	4,630	3,341	2,815
	March 31,
Consolidated Balance Sheet Data	2000	1999	1998	1997	1996
Working capital	$6,931	$3,038	$3,019	$2,858	$4,327
Total assets	9,814	8,591	6,978	7,088	7,519
Shareholders' equity	8,837	5,748	5,975	5,766	6,027

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Bioject develops, manufactures and markets jet injection systems for needle-free drug delivery. The Company sells its products directly to healthcare providers. The Company also licenses its technology to leading pharmaceutical and biotechnology companies for whose products the Company's technology provides increased medical efficacy or enhanced market acceptance.

    Operating losses have resulted in an accumulated deficit of approximately $61 million as of March 31, 2000. The Company's ability to achieve and sustain profitability will depend on: i) customers accepting the Biojector 2000 and the Vitajet systems; ii) forming strategic relationships with major pharmaceutical and biotechnology companies that result in significant license and product supply agreements; iii) realizing volume-related manufacturing cost efficiencies; and iv) otherwise attaining revenues sufficient to support profitable operations.

    Under a January 1995 agreement with Hoffman LaRoche Inc. ("Roche") the Company agreed to develop a needle-free injection system for Roche to use with certain of its products. The B-2020 system was designed as a result of this agreement. The Company and Roche intended that Roche would be granted worldwide rights to distribute the B-2020 for a specific class of medications. In June 1999 Roche advised the Company that because of the additional time and cost required to gain regulatory clearance to use the B-2020 in conjunction with the Roche drugs and because of an overall change in its marketing strategy for the drugs in question, it does not intend to pursue distributing the B-2020 and is relinquishing its exclusive rights to the product. The Company has decided not to seek regulatory approval for the B-2020 system.

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

    The terms of the sale of the blood glucose monitoring technology provide for the Company to receive a royalty on net sales of future products, if any, which may be developed in the future from the licensed technology. The agreement calls for a royalty of three percent of net sales until the Company has received total royalty payments of $10 million. The agreement then calls for a royalty of one percent of net sales thereafter. There can be no assurance that future products will be successfully developed from the blood glucose monitoring technology or that such products, if developed, will be commercially successful.

    In March 1998, in a transaction with Vitajet Corporation, the Company paid 20,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition. In addition to shares already paid, the Company is obligated to issue 12,000 shares of its common stock each year in each of the three years subsequent to the acquisition if certain development milestones are met. The Company issued 12,000 shares in March 1999 in payment for milestones met in the first contract year. In March 2000, the Company issued 12,000 shares in connection with milestone payments. Up to an additional 18,000 shares are also payable subject to the Company realizing specified, aggregate levels of incremental revenue during the three years subsequent to the Vitajet acquisition as a result of sales of products acquired from or developed by Vitajet.

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

    In June 1999, the Company entered into a binding letter agreement with Amgen Inc. that provided for an evaluation of Bioject's jet injection technology for use with certain biopharmaceutical products. Terms of the agreement provided for up to $500,000 in licensing and technology fees based upon meeting certain milestones. Based upon achievement of the milestones per the binding letter agreement, the Company recorded $500,000 during fiscal 2000. In February 2000 after successful completion of the milestones in the binding letter agreement, the Company entered into entered into a development and clinical supply agreement with Amgen Inc. for delivery of an Amgen product with Bioject's Iject needle-free injection system. In connection with the agreement, Amgen made a $1.5 million equity investment for 65,796 shares of Bioject's common stock on mutually agreed terms. Amgen received an exclusive license to the Iject technology for the delivery of Amgen products for two indications. They also received options to further license the technology for delivery of certain other Amgen products for other indications. The agreement includes up to $3.1 million in future payments to Bioject, including licensing payments linked to developmental milestones, option payments to include other Amgen drugs in the current agreement, and payments to support ongoing product development, clinical supplies, and tooling expenses. In addition, the agreement outlines a potential future commercial supply agreement under which Bioject would provide Amgen with customized Iject systems. There can be no assurance that the Company will be successful in its negotiations for a long-term licensing and supply agreement. See "Forward Looking Statements."

    In October 1999, Bioject announced a strategic alliance with AngioSense, Inc. to jointly develop innovative delivery systems to treat cardiovascular disease. Bioject's needle-free drug delivery systems will be modified for delivering bio-therapeutic solutions as a surgical instrument for minimally invasive surgical procedures with several proprietary catheters being developed by AngioSense for catheter-based cardiology interventions. The alliance grants AngioSense an exclusive license to Bioject's Biojector 2000(R) and Vitajet 3(R) jet injectors, as well as the Aject, a customized version of Bioject's Iject, a single-use disposable jet injector with a self-contained, pre-filled medication cartridge to treat or diagnose cardiac or cardiovascular diseases. According to the terms of the agreement, Bioject received an equity position of approximately 10 percent in AngioSense upon completion of certain product development milestones. Bioject accomplished those milestones as of December 31, 1999. Since Angiosense is a start-up company and in the research and development phase and has not released a product on the market, the Company has not recorded an asset on the balance sheet to account for the equity interest due to significant uncertainties surrounding valuation and realization. In addition to a long-term manufacturing and supply agreement with AngioSense, Bioject will receive royalties on future product sales. Bioject will also receive funding to support the development of the disposable injector portion of the AngioSense delivery system. To date, the terms of the funding have yet to be mutually determined by the joint development team. The Aject will require FDA clearance and clinical trials. The Company will assist AngioSense to obtain such approval, although there can be no assurance that such approval process can be completed on a timely basis or at all. There can be no assurance that any developed product will receive regulatory approval or market acceptance such that Bioject can expect to receive royalties from future product sales. See "Forward Looking Statements."

    In December 1999, Bioject and Serono Laboratories, Inc., the U.S. affiliate of Ares-Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, announced an exclusive license agreement in the U.S. and Canada to deliver Serono's Saizen® recombinant human growth hormone with a customized version of Bioject's Vitajet™ 3 needle-free delivery system. In connection with the agreement, Serono paid an undisclosed license fee to Bioject and signed a definitive supply agreement that commences upon FDA clearance. In addition, Serono received options for additional licensing rights. Clinical studies evaluating the bioequivalence of Saizen® when delivered with the Bioject needle-free delivery system have been completed. A 510(k) pre-market notification was submitted to the U.S. Food and Drug Administration (FDA) and in June 2000, the Company received FDA clearance for a modified Vitajet™, called the coolclick™. There can be no assurance that the combined product will receive market acceptance such that Bioject can expect to receive future product sales. See "Forward Looking Statements."

    The Company's revenues to date have not been sufficient to cover manufacturing and operating expenses. However, the Company believes that if its products attain significantly greater general market acceptance and if the Company is able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, the Company's product sales volume would increase. Significantly higher product sales volumes are expected to allow the Company to realize volume-related manufacturing cost efficiencies. This, in turn, is expected to result in a reduced costs of goods as a percentage of sales, which could eventually allow the Company to achieve positive gross profit. The Company believes that positive gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies would eventually allow the Company to operate profitably. See "Forward Looking Statements." The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company's products, its ability to attain volume-related and automation-related manufacturing efficiencies, and the impact of inflation on the Company's manufacturing and other operating costs. There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur. Further, there can be no assurance that, in the future, the Company will be able to interest major pharmaceutical or biotechnology companies in entering licensing or supply agreements.

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

    In the future, the Company may incur a non-cash charge to compensation expense in connection with the issuance of 20,000 shares of Common Stock to the Company's Chief Executive Officer and 3,000 shares of common stock to the Company's Chief Financial Officer. Under terms of their employment agreements, each will receive the shares of common stock when the Company first achieves two consecutive quarters of positive earnings per share. Upon issuance of such shares the Company will record a non-cash charge to compensation at the fair market value of the stock on the last day of the quarter in which the shares are earned.

    Although we are focused on developing a single expertise, namely needle free injections, we have developed numerous products and marketing strategies to address three large, distinct markets: drug delivery, immunization and immunotherapeutics, and safety. We intend to grow sales of our needle-free injection systems by focusing our direct sales force on the world wide public health market while seeking strategic partners to enter the much larger physician office market. See "Forward Looking Statements" and "Business—Marketing and Competition."

    The Company will also focus it business development efforts on entering into licensing and supply arrangements with leading pharmaceutical and biotechnology companies whose products the Biojector technology provides either increased medical efficacy or a higher degree of market acceptance. Agreements under this type of arrangement would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to the Company's products for a specific application or medical indication; ii) development fees if the Company is customizing one of its products for the customer or developing a new product; iii) milestone payments related to the customer's progress in developing products to be used in conjunction with the Company's products; and iv) product revenues from sale of the Company's products to the customer pursuant to a supply agreement. See "Forward Looking Statements" and "Business—Marketing and Competition."

    In fiscal 2001, the Company's clinical research efforts will be aimed primarily at clinical research collaborations in the area of DNA-based vaccines and medications. Product development efforts will focus primarily in three areas: i) developing self-injectors targeted for the home use market, through continuing development of the Iject; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) furthering development of the intradermal adapter for the B-2000. See "Forward Looking Statements" and "Business—Research and Development."

    The Company does not expect to report net income from operations in fiscal 2001. See "Forward Looking Statements."

RESULTS OF OPERATIONS

    Product sales decreased from $1.4 million in fiscal 1998 to $587,000 million in fiscal 1999 and increased to $647,000 in fiscal 2000. Product sales in each of the three fiscal years consisted primarily of sales to public health and flu immunization clinics. The sales decrease in fiscal 1999 was due to a reduction in fiscal 1999 flu season orders, a significant portion of which was attributable to certain customers using inventory acquired but not used in earlier periods to meet their current year flu season requirements and also due to a reduced direct sales force. Also contributing to the product sales decline in fiscal 1999 was certain customers misinterpreting regulatory labeling on certain flu vaccines and choosing not to use jet injection with that flu vaccine as a result of that labeling misinterpretation. The sales increase in fiscal 2000 is attributable to an increase in new customer sales in states where needle safety legislation has been enacted and existing customers. License and technology fees increased from $500,000 in fiscal 1998 to $2.0 million in fiscal 1999 and decreased to $578,000 in fiscal 2000. The fiscal 1998 revenues related to work on the Hoffman-LaRoche project. The fiscal 1999 revenues consisted primarily of development revenues for work on the pre-filled syringe technology under the Elan agreement and licensing fees received under the July 1998 agreement with Merck. The fiscal 2000 revenues are the result of fees received from Amgen and Serono.

    Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. The total of these costs increased from $1.7 million in fiscal 1998 to $1.9 million in fiscal 1999 and decreased to $1.8 million in fiscal 2000. The increase in manufacturing expense from fiscal 1998 to fiscal 1999 reflects: i) reduced production resulting in less manufacturing overhead being absorbed; ii) increased depreciation expense; and iii) a reduction in the carrying value of raw material and finished goods inventories to levels estimated to be equal to one year's supply based upon sales activity for the years ended March 31, 1999 and 1998. Production costs and levels in fiscal 2000 were consistent with costs and levels in fiscal 1999. Manufacturing overhead totaled $981,000, $1.0 million, and $1.1 million in fiscal years 1998, 1999, and 2000,respectively.

    Research and development expense increased from $884,000 in fiscal 1998 to $979,000 in fiscal 1999, and increased to $1.3 million in fiscal 2000. Fiscal 1998 expenditures related principally to further development of the B-4000 Self Injector and to pursuing regulatory clearance for the Vial Adapter. Fiscal 1999 expenditures related principally pursuing regulatory clearance for the B-2020, pursuing clinical research in delivering DNA-based medications and costs associated with developing the low-cost self injector and pre-filled Biojector syringes. The increase in research and development costs in fiscal 2000 from fiscal 1999 was primarily due to increased activity in the development of the disposable injector, pre-filled syringes, and the intradermal spacer. See "Research & Development."

    Selling, general and administrative expense decreased from $3.4 million in fiscal 1998 to $2.5 million in fiscal 1999 and remained unchanged at $2.5 million in fiscal 2000. Expenses related to sales, marketing and business development were $1.6 million during 1998, $868,000 in fiscal 1999, and $822,000 in fiscal 2000. The decline of $732,000 in sales and marketing expense in fiscal 1999 was principally due to the Company's reduction in the direct sales force. The decline of $46,000 in sales and marketing expense in fiscal 2000 is due to a further reduction in the sales force. General and administrative expense decreased from $1.8 million in fiscal 1998 to $1.6 million in fiscal 1999 and increased to $1.7 million in fiscal 2000. The increase in general and administrative expenses during fiscal 2000 is attributable to increased travel and investor relations expenses. See "Business—Marketing and Competition."

    Interest expense of $390,000 in fiscal 1998 relates to the $12.015 million debt due to Elan for the period from October 15, 1997 through March 2, 1998 when the note and accrued interest was converted to Series A and Series B convertible preferred stock. The Company had no interest expense in fiscal 1999 or 2000.

    Other income consists of earnings on available cash balances. Other income varied as a result of changes in cash balances and interest rates from year to year.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options, proceeds received from its initial public offering in 1986, proceeds received from a public offering of Common Stock in November 1993, proceeds from sale of equity securities to Elan, licensing and technology revenues, and more recently through sales of products. Net proceeds received upon issuance of securities from inception through March 31, 2000, totaled approximately $67 million. The Company has no long-term debt nor any borrowing arrangement with a lender.

    Cash, cash equivalents and marketable securities totaled $1.3 million at March 31, 1999 and $6.9 million at March 31, 2000. The increase resulted from cash proceeds received from the issuance of the Company's Series C Preferred Stock of $2.4 million, net proceeds of approximately $2.9 million from the sale of Marathon Medical assets, a minority interest capital contribution to Marathon Medical of $597,000, cash proceeds of $1.5 million equity investment from Amgen related to a clinical supply agreement, and cash proceeds of approximately $3.5 million from the exercise of outstanding stock options and warrants during the fourth quarter of fiscal 2000, offset by operating cash requirements and capital asset purchases.

    Inventories decreased from $1.3 million at March 31, 1999 to $800,000 at March 31, 2000. This decrease is primarily due to the sale of existing inventory coupled with decreased manufacturing levels in the current fiscal year.

    The Company has fixed commitments for facilities rent and equipment leases which total approximately $226,000 for fiscal 2001.

    The Company believes that its current cash position, combined with revenues and other cash receipts will be sufficient to fund the Company's operations through the second quarter of fiscal 2002. In addition, the Company is pursuing a number of additional financing sources. See "Forward Looking Statements." Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. See "Forward Looking Statements." However, there can be no assurance that the Company's efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company's operations and ability to continue product development and growth and would have a material adverse affect the Company's business. The Company has no banking line of credit or other established source of borrowing.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No disclosure is required under this item.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Board of Directors and Shareholders of Bioject Medical Technologies Inc: We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries, as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP
Portland, Oregon
Apri1 28, 2000

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$6,883,524	$1,274,311
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $64,000	126,634	305,064
Stock subscription receivable	—	2,400,000
Inventories	833,416	1,251,186
Other current assets	64,806	53,599
Current assets of discontinued operations (Note 3)	—	597,000

Total current assets	7,908,380	5,881,160
Property and equipment, at cost:
Machinery and equipment	2,320,197	2,235,733
Production molds	2,060,977	2,051,697
Furniture and fixtures	175,210	170,436
Leasehold improvements	94,115	94,115

	4,650,499	4,551,981
Less—accumulated depreciation	(3,307,367)	(2,615,536)

	1,343,132	1,936,445
Other assets	562,795	535,092
Non-current assets of discontinued operations	—	238,583

Total assets	$9,814,307	$8,591,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,605	$190,676
Accrued payroll	309,160	135,445
Other accrued liabilities	377,166	554,388
Deferred revenue	96,727	—
Current liabilities of discontinued operations (Note 3)	—	1,962,906

Total current liabilities	977,658	2,843,415

Commitments (Note 6)
Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible—692,694 shares, $15 stated value	12,305,533	9,163,025
Series B Convertible—none and 134,333 shares, $15 stated value	—	1,566,762
Series C Convertible—391,830 shares, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 6,305,671 and 5,802,247 shares	55,188,623	50,594,111
Accumulated deficit	(61,057,507)	(57,976,033)

Total shareholders' equity	8,836,649	5,747,865

Total liabilities and shareholders' equity	$9,814,307	$8,591,280

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended March 31,
	2000	1999	1998
Revenue:
Net sales of products	$646,590	$587,131	$1,435,107
Licensing/technology fees	578,273	2,043,841	500,000

	1,224,863	2,630,972	1,935,107
Operating expenses:
Manufacturing	1,791,751	1,915,729	1,749,064
Research and engineering	1,330,224	978,683	883,632
Selling, general and administrative	2,548,281	2,510,485	3,428,321

Total operating expenses	5,670,256	5,404,897	6,061,017

Operating loss	(4,445,393)	(2,773,925)	(4,125,910)
Interest expense	—	—	(390,411)
Other income	125,561	122,020	109,983

	125,561	122,020	(280,428)

Loss before income taxes	(4,319,832)	(2,651,905)	(4,406,338)
Provision for income taxes	—	—	—

Loss from continuing operations before preferred stock dividend	(4,319,832)	(2,651,905)	(4,406,338)
Preferred stock dividend	(1,164,519)	(1,412,341)	(112,035)

Loss from continuing operations allocable to common shareholders	(5,484,351)	(4,064,246)	(4,518,373)
Loss from discontinued operations allocable to common shareholders	(449,790)	(3,608,928)	(15,096,294)
Gain on sale of discontinued operations	2,852,667	—	—
Minority interest allocation	—	597,000	2,985,000

Gain (loss) from discontinued operations allocable to common shareholders	2,402,877	(3,011,928)	(12,111,294)

Net loss allocable to common shareholders	$(3,081,474)	$(7,076,174)	$(16,629,667)

Basic and diluted loss per common share from continuing operations	$(0.94)	$(0.72)	$(0.98)

Basic and diluted loss per common share from discontinued operations	$(0.08)	$(0.53)	$(2.61)

Basic and diluted income per common share from sale of discontinued operations	$0.49	$—	$—

Basic and diluted net loss per common share	$(0.53)	$(1.25)	$(3.59)

Shares used in per share calculations	5,834,177	5,663,048	4,630,227

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock
							Common Stock
	Series A		Series B		Series C
							Accumulated Shares		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Amount
Balance at March 31, 1997	—	$—	—	$—	—	$—	3,908,083	$40,035,736	$(34,270,192)	$5,765,544
Issuance of common stock in exchange for services	—	—	—	—	—	—	9,929	94,936	—	94,936
Issuance of common stock and warrants in a private placement in June and July 1997	—	—	—	—	—	—	581,395	1,225,000	—	1,225,000
Issuance of common stock and warrants in a private placement in October 1997	—	—	—	—	—	—	545,455	2,800,000	—	2,800,000
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	27,220	154,869	—	154,869
Issuance of common stock under 401(k) matching plan	—	—	—	—	—	—	8,526	31,006	—	31,006
Issuance of warants in exchange for services	—	—	—	—	—	—	—	81,350	—	81,350
Issuance of common stock for acquisition of assets	—	—	—	—	—	—	20,000	134,400	—	134,400
Issuance of preferred stock in exchange for debt, net of expenses	692,694	10,220,411	134,333	1,985,000	—	—	—	—	—	12,205,411
Adjustment for inherent dividend	—	(2,500,000)	—	(500,000)			—	3,000,000	—	—
Preferred stock dividend	—	105,746	—	6,289	—	—	—	—	—	112,035
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(16,629,667)	(16,629,667)

Balance at March 31, 1998	692,694	7,826,157	134,333	1,491,289	—	—	5,100,608	47,557,297	(50,899,859)	5,974,884
Issuance of common stock pursuant to warrant exercises	—	—	—	—	—	—	618,012	2,642,221	—	2,642,221
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	71,627	326,711	—	326,711
Issuance of warrants in exchange for services	—	—	—	—	—	—	—	32,242	—	32,242
Issuance of common stock for acquisition of assets	—	—	—	—	—	—	12,000	35,640	—	35,640
Preferred stock dividend	—	1,336,868	—	75,473	—	—	—	—	—	1,412,341
Issuance of preferred stock pursuant to joint venture agreement	—	—	—	—	391,830	2,400,000	—	—	—	2,400,000
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(7,076,174)	(7,076,174)

Balance at March 31, 1999	692,694	9,163,025	134,333	1,566,762	391,830	2,400,000	5,802,247	50,594,111	(57,976,033)	5,747,865
Reverse split on October 13, 1999	—	—	—	—	—	—	57	—	—	—
Issuance of common stock pursuant to warrant exercises	—	—	—	—			371,298	3,172,820	—	3,172,820
Issuance of common stock pursuant to stock option exercises	—	—	—	—			51,273	208,600	—	208,600
Issuance of common stock in exchange for services	—	—	—	—			15,000	155,389	—	155,389
Issuance of common stock to strategic partner	—	—	—	—			65,796	1,468,930	—	1,468,930
Preferred stock dividend	—	1,145,654	—	18,865	—	—	—	—	—	1,164,519
Amendment to Elan Agreement setting fixed converstion price and conversion of Series B into common stock warrants	—	1,996,854	(134,333)	(1,585,627)	—	—	—	(411,227)	—	—
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(3,081,474)	(3,081,474)

Balance at March 31, 2000	692,694	$12,305,533	—	$—	391,830	$2,400,000	6,305,671	$55,188,623	$(61,057,507)	$8,836,649

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss allocable to common shareholders	$(3,081,474)	$(7,076,174)	$(16,629,667)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operation:
Net loss from discontinued operations	449,790	3,011,928	12,111,294
Depreciation and amortization	730,796	707,494	514,668
Contributed capital for services	155,389	32,242	207,292
Gain on sale of discontinued operations	(2,852,667)	—	—
Preferred stock dividends	1,164,519	1,412,341	112,035
Interest paid on preferred stock	—		390,411
Changes in operating assets and liabilities:
Accounts receivable	178,430	(151,343)	158,135
Inventories	417,770	640,784	(455,514)
Other current assets	(11,207)	21,693	(30,070)
Accounts payable	3,929	(306,505)	(162,793)
Accrued payroll	173,715	(82,979)	5,294
Other accrued liabilities	(490,830)	(222,734)	77,738
Deferred revenue	96,727	(10,000)	(240,000)

Net cash used in operating activities of continuing operations	(3,065,113)	(2,023,253)	(3,941,177)
Net cash provided by (used in) operating activities of discontinued operations	1,920,604	(1,102,875)	(96,294)

	(1,144,509)	(3,126,128)	(4,037,471)
Cash flows from investing activities:
Purchase of Marathon Stock	(331,456)	—	—
Capital expenditures of continuing operations	(98,516)	(76,578)	(110,387)
Capital expenditures of discontinued operations	—	(281,729)	(15,000,000)
Other assets	(66,656)	(111,025)	(47,650)

Net cash used in investing activities	(496,628)	(469,332)	(15,158,037)
Cash flows from financing activities:
Cash proceeds from the sale of Series C Preferred stock	2,400,000	—	—
Cash proceeds from common stock	4,850,350	2,968,932	4,179,869
Issuance of preferred stock	—	—	12,015,000
Preferred stock issuance costs	—	—	(200,000)
Minority interest capital contribution to discontinued operations	—	—	2,985,000

Net cash provided by financing activities	7,250,350	2,968,932	18,979,869

Increase (decrease) in cash and cash equivalents	5,609,213	(626,528)	(215,639)
Cash and cash equivalents:
Beginning of period	1,274,311	1,900,839	2,116,478

End of period	$6,883,524	$1,274,311	$1,900,839

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—
Purchase of goodwill for stock	—	—	134,400
Purchase of fixed assets for stock	—	35,640	—
Stock subscription receivable	—	2,400,000	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

    The consolidated financial statements of Bioject Medical Technologies Inc. (the "Company"), include the accounts of Bioject Medical Technologies Inc. ("BMTI"), an Oregon corporation, and its wholly owned subsidiaries, Bioject Inc., an Oregon corporation ("Bioject"), and Marathon Medical Technologies Inc. ("Marathon Medical") (formerly Bioject JV Subsidiary Inc.), an Oregon corporation. All significant intercompany transactions have been eliminated. Bioject Inc. commenced operations in 1985. Bioject Medical Technologies Inc. was formed in December 1992 for the purpose of acquiring all of the capital stock of Bioject Medical Systems Ltd., a Company organized under the laws of British Columbia, Canada, in a stock-for-stock exchange in order to establish a U.S. domestic corporation as the publicly traded parent company of Bioject Inc. and Bioject Medical Systems Ltd. Bioject Medical Systems Ltd. was terminated in fiscal 1997. Marathon Medical was formed in October 1997. At that time Marathon acquired the license to certain continuous blood glucose monitoring technology from Elan Corporation, plc. ("Elan") and entered into a joint venture arrangement with Elan to develop and commercialize the blood glucose monitoring technology. In connection with the sale of the license, BMTI acquired Elan's 19.9% ownership of the stock of Marathon. BMTI now owns 100% of Marathon's stock. Marathon's operations are reported as "Discontinued Operations" in the financial statements and other financial information included as part of this report. All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

    The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act (the "FFDCA"). In 1987, the Company received 510(k) marketing clearance from the FDA allowing the Company to market a hand-held CO2-powered jet injection system. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector (r) 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non needle disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. In January 1999, the Company received ISO9001 and EN46001 certification and in November 1999, the Company received CE Mark Certification for the Company's jet injection systems which allows the products to be sold in the European Union. In March 1998, the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet(R), a spring-powered, needle-free self-injection device which currently has regulatory clearance for administering injections of insulin. In September 1997, the Company entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology which the company licensed from Elan. In June 1999, Marathon completed a sale of the license to the blood glucose monitoring technology, along with certain fixed assets related to development of that technology.

    Since its inception the Company has incurred operating losses and at March 31, 2000, has an accumulated deficit of approximately $61 million. The Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from limited product sales of the Biojector 2000 system and Biojector syringes. The product sales were principally sales to dealers to stock their inventories. More recently, the Company has sold its products to end-users, primarily public health clinics for vaccinations and to nursing organizations for flu immunization. Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

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

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

March 31,	2000	1999
Raw materials and components	$253,120	$289,214
Work-in-process	3,764	—
Finished goods	576,532	961,972

	$833,416	$1,251,186

PROPERTY AND EQUIPMENT

    For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Furniture and Fixtures	5 years
Machinery and Equipment	7 years
Computer Equipment	3 years
Production Molds	5 years

    Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

OTHER ASSETS

    Other assets include costs incurred for the application for patents, totaling $673,113 and $614,369 March 31, 2000 and 1999, respectively. These costs are amortized on a straight-line basis over 17 years. Accumulated amortization totaled $226,790 and $204,713 at March 31, 2000 and 1999, respectively. Amortization expense for the years ended March 31, 2000, 1999 and 1998 totaled $30,000 for each year.

    Also included in other assets is the cost of assets acquired from Vitajet Corporation in a stock for assets exchange. In March 1998, the Company paid 20,000 shares of its common stock for certain molds, tooling, patent rights and customer lists, the value of which totaled $134,400 at the date of acquisition and is being amortized over 15 years.

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

REVENUE RECOGNITION FOR PRODUCT SALES

    The Company records revenue from sales of its products upon shipment. In fiscal 2000, 1999 and 1998, sales to one customer (different for each period presented) accounted for 10%, 7% and 12%, respectively, of net sales of products. At March 31, 2000, 1999 and 1998 accounts receivable from one customer (different for each period presented) accounted for 51%, 68%, and 19%, respectively, of total accounts receivable.

RESEARCH AND DEVELOPMENT AND LICENSING/TECHNOLOGY REVENUES

    Prior to December 1999, licensing fees were recognized as revenue when due and payable since such fees were non-refundable and imposed no future performance requirements or other obligations on the

Company. In December 1999, the SEC Staff issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In accordance with SAB 101, all licensing revenue subsequent to December 1999 will be recognized over the term of the license. There was no cumulative effect of such accounting change since as of December 1999 all prior licensing agreements had been terminated.

    Product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred. Expenditures for research and development are charged to expense as incurred.

    HOFFMAN-LA ROCHE.  In January 1995, the Company entered into a joint development and exclusive licensing and distribution agreement with Hoffman-LaRoche, a major pharmaceutical company. Under the terms of the agreement, the Company agreed to develop the B-2020, a product with specific application to certain Roche products. The Company received a licensing fee totaling $500,000 which was recognized as revenue in fiscal 1995. The Company also received product development fees on an agreed schedule. In fiscal 1996, the Company received $900,000, of which $399,000 was recognized as revenue. In fiscal 1997, the Company received $250,000 in product development fees and recognized revenue of $501,000. In fiscal 1998, the Company received $250,000 in product development fees and recognized revenue of $500,000. In June 1999, Roche advised the Company that because of the additional time and cost required to gain regulatory clearance to use the B-2020 in conjunction with the Roche products and because of an overall change in its marketing strategy for the products in question, it does not intend to pursue distributing the B-2020 and is relinquishing its exclusive rights to the product.

    ELAN CORPORATION.  On September 30, 1997, the Company signed a binding letter agreement (the "Agreement") with Elan Corporation, plc the goals of which included the development and commercialization of Elan's blood glucose monitoring technology and a collaborative arrangement to further develop the Company's jet injection technology. Among various terms, all of which were determined in arms-length negotiation, the Agreement provided for:

  •
  Elan investing $3 million in Bioject in exchange for approximately 545,000 shares of common stock and a five year warrant to purchase 350,000 shares of common stock at $12.50 per share.

  •
  Formation of Marathon Medical, which is owned 80.1% by Bioject and 19.9% by Elan, to further develop and commercialize the blood glucose monitoring technology.

  •
  Payment of a $15 million up front fee and future milestone payments totaling $15.5 million and royalties on net sales in exchange for North American rights to Elan's blood glucose monitoring technology.

  •
  The loan of $12.015 million to Bioject on a long-term promissory note bearing interest at 9% per annum through December 31, 1997 and 12% thereafter for the purpose of Bioject's investment in the new subsidiary's common stock.

  •
  The investment by Elan of $2.985 million in Marathon Medical's common stock.

  •
  The commitment by Elan to further develop the blood glucose monitoring technology until the earlier of human clinical trials, March 31, 1998 or $2.5 million is expended by Elan.

  •
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

  •
  The submission to Bioject's shareholders of a proposal to approve the issuance of up to $4 million of Bioject's Series C Convertible Preferred Stock to Elan to provide Bioject with funds to contribute toward Marathon Medical's additional development funding needs.

  •
  The agreement by Elan to extend the license on a worldwide basis if the shareholders approved the exchange of the $12.015 million promissory note for convertible preferred stock.

  •
  The agreement by Elan to provide a grant of $500,000 toward development of Bioject's jet injection technology in a pre-filled application.

    Final closing agreements were signed among the Company, Elan and the Company's new subsidiary on October 15, 1997. On that date the $3 million investment in the Company was made by Elan and approximately 545,000 shares of common stock and a warrant to purchase 350,000 shares at $12.50 per share were issued. Elan loaned Bioject $12.015 million which Bioject transferred to the new subsidiary in exchange for 801,000 shares of the subsidiary's common stock. Elan invested $2.985 million in the new subsidiary in exchange for 199,000 shares of the subsidiary's common stock. The new subsidiary paid $15 million to Elan as its initial payment on the licensing agreement.

    In February 1998, the Company's shareholders approved the exchange of the long-term promissory note plus accrued interest for Series A and Series B Convertible Preferred Stock and the issuance to Elan of Series C Convertible Preferred Stock or other similar convertible preferred stock to fund Marathon Medical's development work. Accordingly, on March 2, 1998, a total of 692,694 shares of Series A Convertible Preferred Stock and 134,333 shares of Series B Convertible Preferred Stock were issued to Elan and the promissory note was cancelled.

    As of September 30, 1997, the Company recorded an expense of $15 million related to acquired in-process research and development expenditures. Such expense related to the blood glucose monitoring technology that had not yet established technological feasibility and at that time had no alternate future uses. Accounting rules required that such costs be charged to expense as incurred.

    In March 1999, the Company issued 391,830 shares Series C Preferred Stock were issued to Elan for $2.4 million to continue to fund the development of the blood glucose monitoring technology.

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

    In connection with the sale the Company's purchase of Elan's interest in Marathon at June 30, 1999, the Company and Elan agreed to certain changes in the terms of Elan's Series A and Series B Convertible Preferred Stock ("Series A Stock" and "Series B Stock"). The modified terms fixed the conversion price of the Series A Stock at $7.50, eliminating a prior provision that, in certain circumstances, allowed the Series A Stock to be converted at 80% of the then current fair market value of the Company's stock, if such value was less than $7.50. The terms were also modified to give the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to redeem all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. Elan also exchanged its Series B Convertible Preferred Stock ("Series B Stock"), which would have been convertible into a minimum of 268,000 shares of the Company's common stock without additional cash payments, for a Warrant that expires June 30, 2006 (the "Warrant"), to purchase 758,000 shares of Bioject's common stock for $7.50 per share. The Company has the right to redeem the Warrant if it is exercised prior to June 30, 2004. Under the redemption provisions, if Elan notifies the Company that it intends to exercise all or any part of the Warrant to acquire stock in the Company, the Company has the right to redeem the Warrant by paying Elan cash of $2.015 million, the original issuance price of the Series B Stock, plus accrued interest at 15%, compounded semi-annually from June 30, 1999. If Elan chooses to exercise less than all of the shares covered by the Warrant, Bioject may exercise its redemption right either for all of the shares covered by the warrant or for only that portion being exercised, in which case the payment is prorated in proportion to the portion of the warrant being exercised.

    The terms of the sale of the blood glucose monitoring technology also provide for the Company to receive a royalty on net sales of future products, if any, which may be developed in the future from the licensed technology. The agreement calls for a royalty of three percent of net sales until the Company has received total royalty payments of $10 million. The agreement then calls for a royalty of one percent of net sales thereafter. There can be no assurance that future products will be successfully developed from the blood glucose monitoring technology or that such products, if developed, will be commercially successful. See Note 3—"Discontinued Operations".

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

    AMGEN INC.  In June 1999, the Company entered into a binding letter agreement with that provided for an evaluation of Bioject's jet injection technology for use with certain biopharmaceutical products. Terms of the agreement provided for up to $500,000 in licensing and technology fees based upon meeting certain milestones. Based upon achievement of the milestones per the binding letter agreement, the Company recorded $500,000 during fiscal 2000.

    On February 29, 2000, after successful completion of the milestones mentioned above, Amgen and the Company entered into a clinical development and supply agreement. In connection with the agreement, Amgen made a $1.5 million equity investment for 65,796 shares of Bioject's common stock on mutually agreed terms. Amgen received an exclusive license to the Iject technology for the delivery of Amgen products for two indications. Amgen also received options to further license the technology for delivery of certain other Amgen products for other indications.

    The agreement includes up to $3.1 million in future payments to Bioject, including payments linked to developmental milestones, option payments to include other Amgen drugs in the current agreement, and payments to support ongoing product development, clinical supplies, and tooling expenses. Payments in connections with the product development support are recorded using the percentage of completion method. Additional, milestone payments will be recognized when achieved. In addition, the agreement outlines a potential future commercial supply agreement under which Bioject would provide Amgen with customized Iject systems.

    ANGIOSENSE INC.  In October 1999, Bioject announced a strategic alliance with AngioSense, Inc. to jointly develop innovative delivery systems to treat cardiovascular disease. Bioject's needle-free drug delivery systems will be modified for delivering bio-therapeutic solutions as a surgical instrument for minimally invasive surgical procedures with several proprietary catheters being developed by AngioSense for catheter-based cardiology interventions.

    The alliance grants AngioSense an exclusive license to Bioject's Biojector 2000(R) and Vitajet 3(R) jet injectors, as well as a customized version of Bioject's Iject, a single-use disposable jet injector with a self-contained, pre-filled medication cartridge to treat or diagnose cardiac or cardiovascular diseases. According to the terms of the agreement, Bioject received an equity position of approximately 10 percent in AngioSense upon completion of certain product development milestones. Bioject accomplished those milestones as of December 31, 1999. Since Angiosense is a start-up company and in the research and development phase and has not released a product on the market, the Company has not recorded an asset on the balance sheet to account for the equity interest due to significant uncertainties surrounding valuation and realization. In addition to a long-term manufacturing and supply agreement with AngioSense, Bioject will receive royalties on future product sales. Bioject will also receive significant funding to support the development of the disposable injector portion of the AngioSense delivery system. To date, the terms of the funding have yet to be mutually determined by the joint development team. At the time that the joint development team has determined the funding, it will then be accounted for on the percentage of completion method.

    ARES-SERONO, INC.  In December 1999, Bioject and Serono Laboratories, Inc., the U.S. affiliate of Ares-Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, announced an exclusive license agreement in the U.S. and Canada to deliver Serono's Saizen(R) recombinant human growth hormone with a customized version of Bioject's Vitajet(TM) 3 needle-free delivery system. In connection with the agreement, Serono paid a license fee to Bioject and signed a definitive supply agreement that commences upon FDA clearance. The license fee is being recognized over the term of the agreement.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. At March 31, 2000, the Company had total deferred tax assets of approximately $22 million, consisting principally of available net operating loss carryforwards. No benefit for these operating losses has been reflected in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109. Total deferred tax liabilities were insignificant as of March 31, 1999.

    As of March 31, 2000 the Company has net operating loss carryforwards of approximately $49.3 million available to reduce future federal taxable income, which expire 2001 through 2020. Approximately $3.3 million of the Company's carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from capitalization of certain start-up costs and deductions related to the exercise of stock options for income tax purposes.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

NET LOSS PER SHARE

    Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

    The Company was in a loss position for all periods presented and, accordingly there is no difference between basic EPS and diluted EPS since the common stock equivalents and the effect of convertible preferred stock under the "if-converted" method would be antidilutive.

    Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Year Ended March 31,
	2000	1999	1998
Stock options and warrants	2,400,384	1,701,720	2,315,699
Convertible preferred stock	2,447,077	2,575,569	1,654,054

Total	4,847,461	4,277,289	3,969,753

STOCK SPLIT

    All share and per share amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for a 1:5 reverse stock split which was effective October 13, 1999.

3. DISCONTINUED OPERATIONS

    In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of the sale was $4 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon's operations. Accordingly Marathon's assets, loss from operations, gain on sale and cash flows are reported as Discontinued Operations in the accompanying financial statements.

4. 401(K) RETIREMENT BENEFIT PLAN:

    The Company has a 401(k) Retirement Benefit Plan for its employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under provisions of the Internal Revenue Code Section 401(k) and regulations thereunder. Effective January 1, 1996, the Company amended the plan to provide for voluntary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be either in cash or Company common stock. For calendar 1998, 1999 and 2000, the Company agreed to match 37.5% of employee contributions up to 6% of salary with Company stock. Effective April 1, 2000 the Company has agreed to match 50.0% of employee contributions up to 6% of salary with Company stock. In fiscal 2000, 1999, and 1998, the Company recorded an expense of $25,642, $29,884, and $21,755, respectively, related to voluntary employer matches under the 401(k) Plan. The Board of Directors has reserved up to 200,000 shares of common stock for these voluntary employer matches of which 8,526 shares have been issued and 23,351 shares have been committed through March 31, 2000.

5. SHAREHOLDERS' EQUITY:

PREFERRED STOCK

    The Company has authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors. At March 31, 2000, the Company had preferred stock authorized and outstanding as follows (see also Note 2):

    Series A Convertible Preferred Stock. Series A preferred stock accumulates dividends at 9% per annum, compounded semi-annually, payable in additional Series A Convertible Preferred Stock. In connection with the Company's purchase of Elan's interest in Marathon at June 30, 1999, the Company and Elan agreed to certain changes in the terms of Elan's Series A Convertible Preferred Stock ("Series A Stock"). The modified terms fixed the conversion price of the Series A Stock at $7.50, eliminating a prior provision that, in certain circumstances, allowed the Series A Stock to be converted at 80% of the then current fair market value of the Company's stock, if such value was less than $7.50. The terms were also modified to give the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to redeem all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. The Series A Convertible Preferred Stock has preference in liquidation to the common stock of the Company. A total of 692,694 shares with an original issuance value of $15.00 per share were issued.

    Series B Preferred Stock. In connection with the Company's purchase of Elan's interest in Marathon, the Company and Elan agreed to certain changes in Elan's equity holdings in the Company. Elan exchanged its Series B Convertible Preferred Stock ("Series B Stock"), which would have been convertible into a minimum of 268,000 shares of the Company's common stock without additional cash payments, for a Warrant that expires June 30, 2006 (the "Warrant"), to purchase 758,000 shares of Bioject's common stock for $7.50 per share. The Company has the right to redeem the Warrant if it is exercised prior to June 30, 2004. Under the redemption provisions, if Elan notifies the Company that it intends to exercise all or any part of the Warrant to acquire stock in the Company, the Company has the right to redeem the Warrant by paying Elan cash of $2.015 million, the original issuance price of the Series B Stock, plus accrued interest at 15%, compounded semi-annually from June 30, 1999. If Elan chooses to exercise less than all of the shares covered by the Warrant, Bioject may exercise its redemption right either for all of the shares covered by the warrant or for only that portion being exercised, in which case the payment is prorated in proportion to the portion of the warrant being exercised.

    Series C Convertible Stock. Series C preferred stock has all of the rights and preferences of the Series A Convertible Preferred Stock including optional conversion, optional redemption and mandatory conversion except that it does not accrue a mandatory dividend. It participates in any dividends paid pro rata with the common shareholders. Its issuance price is equal to ten times market value at the time it was issued. Its conversion price was equal to one-tenth of its issuance price. A total of 391,830 shares of Series C Convertible Preferred Stock with an original issuance value of $6.125 per share were issued and outstanding at March 31, 2000.

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

    All share and per share amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for a 1:5 reverse stock split which was effective October 13, 1999.

STOCK OPTIONS

    Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the "Plan"), which was approved by the Company's shareholders on November 20, 1992 and adopted by the Board effective December 17, 1992. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company's common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. As amended in fiscal 1999, a total of up to 4,500,000 shares of the Company's common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. Options outstanding at March 31, 2000, will expire through September 2007. At March 31, 2000, the Company had options covering 3,508,301 shares of its common stock available for grant and 4,229,711 shares of common stock reserved for issuance pursuant to stock option exercises.

    Stock option activity is summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, March 31, 1997	386,312	$12.31
Options granted	417,328	3.61
Options exercised	(27,220)	5.69
Options cancelled or expired	(313,436)	13.33

Balances, March 31, 1998	462,984	4.16
Options granted	68,215	6.80
Options exercised	(71,627)	4.56
Options cancelled or expired	(22,124)	5.53

Balances, March 31, 1999	437,448	4.44
Options granted	396,222	8.04
Options exercised	(51,273)	4.07
Options cancelled or expired	(60,987)	6.76

Balances, March 31, 2000	721,410	$6.25

    The following table summarizes information about stock options outstanding at March 31, 2000:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.91 - 3.12	142,931	5.35	$3.05	13,800	$3.12
3.13 - 4.99	333,100	4.93	3.66	243,708	3.61
5.00 - 6.25	35,295	4.54	5.24	34,946	5.23
6.26 - 12.94	203,084	6.04	12.43	22,310	8.82
12.95 - 20.47	7,000	0.64	20.47	7,000	20.47

$1.91 - 20.47	721,410	5.26	$6.25	321,764	$4.49

    At March 31, 1999 and 1998, 304,343 and 260,245 options, respectively, were exercisable at weighted average exercise prices of $4.25 per share and $4.55 per share, respectively.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has elected to continue to account for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. However, as prescribed by SFAS 123 the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2000, 1999 and 1998 using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year ended March 31,
	2000	1999	1998
Risk-free interest rate	6%	6%	6%
Expected dividend yield	0%	0%	0%
Expected lives (years)	1.5 years	1.5 years	1.5 years
Volatility	137%	97%	78%

    The total value of options granted during fiscal 2000, 1999 and 1998 totaled $3,186,216, $464,170 and $1,506,818, respectively, and is amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts (in thousands of $):

	Year Ended March 31,
	2000	1999	1998
Net loss:
As reported	$(3,081)	$(7,076)	$(16,630)
Pro forma	(3,696)	(7,378)	(16,969)
Basic and diluted loss per share:
As reported	(0.53)	(1.25)	(3.59)
Pro forma	(0.68)	(1.30)	(3.65)

    The above determination of pro forma expense has been calculated consistent with SFAS 123 which does not take into consideration limitations on exercisability and transferability imposed by the Company's Stock Incentive Plan. Further, the valuation model is heavily weighted to stock price volatility, even with a declining stock price, which tends to increase the calculated value. The actual value, if any, and, therefore, imputed pro forma expense, will vary based on the exercise date and the market price of the related common stock when sold.

WARRANTS

    Warrant activity is summarized as follows:

	Shares	Exercise Price	Amount
Balances, March 31, 1997	1,206,118	$4.10 - 10.00	$8,438,319
Warrants issued in a private placement expiring June 2002	295,698	2.50 - 3.55	1,044,476
Warrants issued in a private placement expiring September 2002	90,000	4.25 - 5.50	450,000
Warrants issued in a private placement expiring October 2002	350,000	12.50	4,375,000
Warrants issued for services expiring September 2002	26,049	5.50	143,267
Warrants canceled or expired	(115,151)	10.00	(1,151,505)

Balances, March 31, 1998	1,852,714	2.50 - 12.50	13,299,557
Warrants issued in 10% reload expiring March 2003	29,570	6.75	199,302
Warrants exercised	(618,012)	2.50 - 5.00	(2,642,221)

Balances, March 31, 1999	1,264,272	2.50 - 12.50	10,856,638
Warrants issued in connection with the Modification of the Elan Agreement, expiring June 2006	774,000	3.13 - 7.50	5,735,000
Warrants issued in connection with equity transactions	12,000	2.80 - 8.36	75,926
Warrants exercised	(371,298)	2.80 - 12.50	(3,172,820)

Balances, March 31, 2000	1,678,974	$2.50 - 8.36	$13,494,744

6. COMMITMENTS:

Leases

    Bioject has operating leases for its manufacturing, sales and administrative facilities and warehouse facilities with options to renew for an additional five-year term upon expiration. BI also leases office equipment under operating leases for periods up to five years. At March 31, 2000, future minimum payments under noncancellable operating leases with terms in excess of one year are as follows:

For the year ending March 31,	Facilities	Equipment
2001	$216,888	$9,132
2002	108,624	8,501
2003	95,424	3,565

	$420,936	$21,198

    Lease expense for the years ended March 31, 2000, 1999 and 1998 totaled $212,000, $232,000 and $255,000 respectively.

7. RELATED PARTY TRANSACTIONS

    See Note 3, Discontinued Operations.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2000 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended March 31, 1999
Revenue	$280	$1,199	$939	$213
Operating expenses	1,124	1,493	1,121	1,667
Loss from continuing operations	(1,167)	(608)	(509)	(1,780)
Loss from discontinued operations	(986)	(928)	(925)	(173)
Net loss	(2,153)	(1,536)	(1,434)	(1,953)
Basic and diluted loss per share from continuing operations	(0.21)	(0.11)	(0.09)	(0.31)
Basic and diluted loss per share from discontinued operations	(0.18)	(0.16)	(0.16)	(0.03)
Basic and diluted net loss per share	(0.39)	(0.27)	(0.25)	(0.34)
Year Ended March 31, 2000
Revenue	$213	$581	$270	$161
Operating expenses	1,217	1,552	1,320	1,581
Loss from continuing operations	(1,362)	(1,185)	(1,269)	(1,668)
Gain (loss) from discontinued operations	2,403	—	—	—
Net income (loss)	1,041	(1,185)	(1,269)	(1,668)
Basic and diluted loss per share from continuing operations	(0.23)	(0.20)	(0.22)	(0.29)
Basic and diluted loss per share from discontinued operations	(0.08)	—	—	—
Basic and diluted gain per share from sale of discontinued operations	0.49	—	—	—
Basic and diluted net income (loss) per share	0.18	(0.20)	(0.22)	(0.29)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

    The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on September 14, 2000 (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

    There are no schedules required to be filed herewith.

Reports on Form 8-K

    The Company filed one report on Form 8-K during the quarter ended March 31, 2000. The filing on March 3, 2000 was pursuant to Item 5., "Other Events", and regarded an equity investment in the Company which occurred on February 29, 2000.

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Bioject Medical Technologies Inc. incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended January 31, 1993.
3.1.1	Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company incorporated by reference to the same exhibit number of the Company's Form 8-K filed March 6, 1998.
3.1.2	Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated September 11, 1998, and filed October 15, 1998, incorporated by reference to the same exhibit number of the Company's Form 8-K filed April 20, 1999.
3.1.3	Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated March 18, 1999, and filed March 24, 1999, incorporated by reference to the same exhibit number of the Company's Form 8-K filed April 20, 1999.
3.1.4	Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated October 11, 1999, and filed October 12, 1999. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.
3.2	Amended and Restated By-laws of Bioject Medical Technologies Inc. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended September 30, 1994.
10.1*	Employment Agreement with James C. O'Shea dated October 3, 1995 incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.
10.2*	Executive Employment Agreement dated April 17, 1998, between Bioject Medical Technologies Inc., Bioject Inc., and Michael A. Temple. Incorporated by reference to the Company's Form 10-K for the year ended march 31, 1998.
10.3*	Employment Contract between Bioject JV Subsidiary Inc. and Bradley J. Enegren. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998
10.4*	Confidentiality/Inventions/Noncompetition Agreement between Bioject JV Subsidiary Inc. and Bradley J. Enegren. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
10.5*	Amended Employment Agreement between Bioject, Inc. and Joseph Michael Redmond dated February 8, 2000.
10.6*	Restated 1992 Stock Incentive Plan. Incorporated by reference to the Company's Definitive Proxy Statement dated August 6, 1998.
10.7	Lease Agreement dated September 10, 1996 between Bridgeport Woods Business Park and Bioject Inc. for the Portland, Oregon facility. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the period ended September 30, 1996.
10.8	Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and Bioject Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the Company's Form 10-Q/A for the period ended December 31, 1996.

10.9	Form of Amended and Restated Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1995 private placement incorporated by reference to exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 33-80679).
10.10	Form of Amended and Restated Series "A" Common Stock Purchase Warrant incorporated by reference to exhibit 4.3 of the Company's Registration Statement on Form S-3 (No. 33-80679).
10.11	Form of Amended and Restated Series "C" Common Stock Purchase Warrant incorporated by reference to exhibit 4.5 of the Company's Registration Statement on Form S-3 (No. 33-80679). Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.12	Form of Series "D" Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.6 of the Company's form 8-K dated December 11, 1996.
10.13	Form of Series "E" Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.7 of the Company's Form 8-K dated December 11, 1996.
10.14	Form of Series "H" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.15	Form of Series "I" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.16	Form of Series "J" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.17	Series K Warrant to Purchase Shares of Common Stock dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed October 31, 1997.
10.18	Form of Series "L" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.19	Form of Series "M" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.20	Form of Series "N" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.21	Form of Series "O" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.
10.22	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1996 private placement. Incorporated by reference to exhibit 4.8 of the Company's Form 8-K dated December 11, 1996.
10.23	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1997.
10.24	Agreement between Elan Corporation, plc, Elan International Services, Ltd. and Bioject Medical Technologies, Inc. dated September 30, 1997. Incorporated by reference to the Company's Form 8-K filed October 3, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

10.25	License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K/A filed January 22, 1998. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.
10.25.1	Amendment to License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the Company's Form 8-K filed on November 3, 1997.
10.26	Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed November 3, 1997.
10.26.1	Amendment to Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997 incorporated by reference to the Company's Form 8-K filed on November 3, 1997.
10.27	Bioject Medical Technologies Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed October 31, 1997.
10.28	Promissory Note dated October 15, 1997 in favor of Elan International Services, Ltd. Incorporated by reference to the Company's Form 8-K filed on November 3, 1997.
10.29	Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by Reference to the Company's Form 8-K/A filed January 22, 1998.
10.29.1	Amendment to Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the Company's Form 8-K filed on November 3, 1997.
10.30	Bioject JV Subsidiary Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed November 3, 1997.
10.31	Asset Purchase Agreement among Bioject Medical Technologies, Inc. Vitajet Corporation and Sergio Landau and Mara C. Landau dated March 23, 1998. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.32	Supply and Option Agreement between Merck & Co., Inc. and Bioject Medical Technologies Inc., effective as of June 8, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.
10.33	Collaborative Alliance Agreement between GeneMedicine, Inc. and Bioject, Inc., made as of June 26, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.

10.34	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. (An application for confidential treatment has been submitted to the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions have been omitted and filed separately with the SEC.) Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1999.
10.34.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc.
10.35	License and Development Agreement dated February 29, 2000 between Bioject Inc. and Amgen Inc. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.36	Form of Series R Common Stock Purchase Warrant.
10.37	Form of Registration Rights Agreement for Series R Common Stock, dated December 1, 1999.
10.38	Stock Purchase Agreement dated February 29, 2000 between Bioject Medical Technologies Inc. and Amgen Inc. Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-32848) filed March 20, 2000.
21	List of Subsidiaries. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.
23	Consent of Independent Public Accountants
27	Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 2000:

BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)
By:	/s/ JAMES C. O'SHEA James C. O'Shea Chairman of the Board, President and Chief Executive Officer

    Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on June 27, 2000.

Signature	Title

/s/ JAMES C. O'SHEA James C. O'Shea	Chairman of the Board, President and Chief Executive Officer
/s/ DAVID H. DE WEESE David H. de Weese	Director
/s/ GRACE K. FEY Grace K. Fey	Director
/s/ EDWARD L. FLYNN Edward L. Flynn	Director
/s/ WILLIAM A. GOUVEIA William A. Gouveia	Director
/s/ ERIC T. HERFINDAL Eric T. Herfindal	Director
/s/ RICHARD PLESTINA Richard Plestina	Director
/s/ JOHN RUEDY, M.D. John Ruedy, M.D.	Director

QuickLinks

Documents Incorporated by Reference
BIOJECT MEDICAL TECHNOLOGIES INC. 2000 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
SUMMARY FINANCIAL INFORMATION (in thousands, except per share data)
PART III
PART IV
SIGNATURES