Form 10-K/A
period 2000-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2000-08-04
CIK 810084

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-1

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7620 SW Bridgeport Road, Portland, Oregon	97224
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 503-639-7221

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

PART II

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

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss allocable to common shareholders	$(3,081,474)	$(7,076,174)	$(16,629,667)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Net loss from discontinued operations	449,790	3,011,928	12,111,294
Depreciation and amortization	730,796	707,494	514,668
Contributed capital for services	155,389	32,242	207,292
Gain on sale of discontinued operations	(2,852,667)	—	—
Preferred stock dividends	1,164,519	1,412,341	112,035
Interest paid on preferred stock	—	—	390,411
Changes in operating assets and liabilities:
Accounts receivable	178,430	(151,343)	158,135
Inventories	417,770	640,784	(455,514)
Other current assets	(11,207)	21,693	(30,070)
Accounts payable	3,929	(306,505)	(162,793)
Accrued payroll	173,715	(82,979)	5,294
Other accrued liabilities	(490,830)	(222,734)	77,738
Deferred revenue	96,727	(10,000)	(240,000)

Net cash used in operating activities of continuing operations	(3,065,113)	(2,023,253)	(3,941,177)
Net cash provided by (used in) operating activities of discontinued operations	1,920,604	(1,102,875)	(96,294)

	(1,144,509)	(3,126,128)	(4,037,471)
Cash flows from investing activities:
Purchase of Marathon Stock	(331,456)	—	—
Capital expenditures of continuing operations	(98,516)	(76,578)	(110,387)
Capital expenditures of discontinued operations	—	(281,729)	(15,000,000)
Other assets	(66,656)	(111,025)	(47,650)

Net cash used in investing activities	(496,628)	(469,332)	(15,158,037)
Cash flows from financing activities:
Cash proceeds from the sale of Series C Preferred stock	2,400,000	—	—
Cash proceeds from common stock	4,850,350	2,968,932	4,179,869
Issuance of preferred stock	—	—	12,015,000
Preferred stock issuance costs	—	—	(200,000)
Minority interest capital contribution to discontinued operations	—	—	2,985,000

Net cash provided by financing activities	7,250,350	2,968,932	18,979,869

Increase (decrease) in cash and cash equivalents	5,609,213	(626,528)	(215,639)
Cash and cash equivalents:
Beginning of period	1,274,311	1,900,839	2,116,478

End of period	$6,883,524	$1,274,311	$1,900,839

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—
Purchase of goodwill for stock	—	—	134,400
Purchase of fixed assets for stock	—	35,640	—
Stock subscription receivable	—	2,400,000	—

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

    The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing a new drug delivery system. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. In the last quarter of fiscal 1993, the Company launched U.S. distribution of its Biojector 2000 system primarily to the hospital and large clinic market. The Company's products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act (the "FFDCA"). In 1987, the Company received 510(k) marketing clearance from the FDA allowing the Company to market a hand-held CO2-powered jet injection system. In June 1994, the Company received clearance from the FDA under 510(k) to market a version of its Biojector® 2000 system in a configuration targeted at high volume injection applications. In October 1996, the Company received 510(k) clearance for a non needle disposable vial access device. In March 1997, the Company received additional 510(k) clearance for certain enhancements to its Biojector 2000 system. In January 1999, the Company received ISO9001 and EN46001 certification and in November 1999, the Company received CE Mark Certification for the Company's jet injection systems which allows the products to be sold in the European Union. In March 1998, the Company entered into a transaction with Vitajet Corporation ("Vitajet") whereby the Company acquired, along with certain other assets, the rights to the Vitajet®, a spring-powered, needle-free self-injection device which currently has regulatory clearance for administering injections of insulin. In September 1997, the Company entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology which the company licensed from Elan. In June 1999, Marathon completed a sale of the license to the blood glucose monitoring technology, along with certain fixed assets related to development of that technology.

    Since its inception, the Company has incurred operating losses and at March 31, 2000, has an accumulated deficit of approximately $61 million. The Company's revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from limited product sales of the Biojector 2000 system and Biojector syringes. The product sales were principally sales to dealers to stock their inventories. More recently, the Company has sold its products to end-users, primarily public health clinics for vaccinations and to nursing organizations for flu immunization. Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future, the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company's business.

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

ACCOUNTING FOR LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS 121), which requires the Company to review for impairment of its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company does not believe that an adjustment to the carrying value of its long-lived assets is necessary, based on its strategic plan. However, if the Company is unable to raise additional capital and continue as a going concern, certain adjustments to the carrying value of the long-lived assets may be necessary.

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

    HOFFMAN-LA ROCHE.  In January 1995, the Company entered into a joint development and exclusive licensing and distribution agreement with Hoffman-LaRoche, a major pharmaceutical company. Under the terms of the agreement, the Company agreed to develop the B-2020, a product with specific application to certain Roche products. The Company received a licensing fee totaling $500,000, which was recognized as revenue in fiscal 1995. The Company also received product development fees on an agreed schedule. In fiscal 1996, the Company received $900,000, of which $399,000 was recognized as revenue. In fiscal 1997, the Company received $250,000 in product development fees and recognized revenue of $501,000. In fiscal 1998, the Company received $250,000 in product development fees and recognized revenue of $500,000. In June 1999, Roche advised the Company that because of the additional time and cost required to gain regulatory clearance to use the B-2020 in conjunction with the Roche products and because of an overall change in its marketing strategy for the products in question, it does not intend to pursue distributing the B-2020 and is relinquishing its exclusive rights to the product.

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

    Final closing agreements were signed among the Company, Elan and the Company's new subsidiary on October 15, 1997. On that date, the $3 million investment in the Company was made by Elan and approximately 545,000 shares of common stock and a warrant to purchase 350,000 shares at $12.50 per share were issued. Elan loaned Bioject $12.015 million which Bioject transferred to the new subsidiary in exchange for 801,000 shares of the subsidiary's common stock. Elan invested $2.985 million in the new subsidiary in exchange for 199,000 shares of the subsidiary's common stock. The new subsidiary paid $15 million to Elan as its initial payment on the licensing agreement.

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

    In March 1999, the Company issued 391,830 shares of Series C Preferred Stock to Elan for $2.4 million to continue to fund the development of the blood glucose monitoring technology.

    In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of the sale were $4 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon's operations. Accordingly, Marathon's assets, liabilities, loss from operations, gain on sale and cash flows are reported as Discontinued Operations in the accompanying financial statements.

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

    The terms of the sale of the blood glucose monitoring technology also provide for the Company to receive a royalty on net sales of future products, if any, which may be developed in the future from the licensed technology. The agreement calls for a royalty of three percent of net sales until the Company has received total royalty payments of $10 million. The agreement then calls for a royalty of one percent of net sales thereafter. There can be no assurance that future products will be successfully developed from the blood glucose monitoring technology or that such products, if developed, will be commercially successful. See Note 3—"Discontinued Operations."

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

    AMGEN INC.  In June 1999, the Company entered into a binding letter agreement, which provided for an evaluation of Bioject's jet injection technology for use with certain biopharmaceutical products. Terms of the agreement provided for up to $500,000 in licensing and technology fees based upon meeting certain milestones. Based upon achievement of the milestones per the binding letter agreement, the Company recorded revenue of $500,000 during fiscal 2000.

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

    The agreement includes up to $3.1 million in future payments to Bioject, including payments linked to developmental milestones, option payments to include other Amgen drugs in the current agreement, and payments to support ongoing product development, clinical supplies, and tooling expenses. Payments in connection with the product development support are recorded using the percentage of completion method. Additional milestone payments will be recognized when achieved. In addition, the agreement outlines a potential future commercial supply agreement under which Bioject would provide Amgen with customized Iject systems.

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

    The alliance grants AngioSense an exclusive license to Bioject's Biojector 2000® and Vitajet 3® jet injectors, as well as a customized version of Bioject's Iject, a single-use disposable jet injector with a self-contained, pre-filled medication cartridge to treat or diagnose cardiac or cardiovascular diseases. According to the terms of the agreement, Bioject received an equity position of approximately 10 percent in AngioSense upon completion of certain product development milestones. Bioject accomplished those milestones as of December 31, 1999. Since Angiosense is a start-up company and in the research and development phase and has not released a product on the market, the Company has not recorded an asset on the balance sheet to account for the equity interest due to significant uncertainties surrounding valuation and realization. In addition to a long-term manufacturing and supply agreement with AngioSense, Bioject will receive royalties on future product sales. Bioject will also receive significant funding to support the development of the disposable injector portion of the AngioSense delivery system. To date, the terms of the funding have yet to be mutually determined by the joint development team. At the time that the joint development team has determined the funding, it will then be accounted for on the percentage of completion method.

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

    As of March 31, 2000, the Company has net operating loss carryforwards of approximately $49.3 million available to reduce future federal taxable income, which expire in 2001 through 2020. Approximately $3.3 million of the Company's carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company's carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from capitalization of certain start-up costs and deductions related to the exercise of stock options for income tax purposes.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

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

    Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Year Ended March 31,
	2000	1999	1998
Stock options and warrants	2,412,061	1,701,720	2,315,699
Convertible preferred stock	2,447,077	2,575,569	1,654,054

Total	4,859,138	4,277,289	3,969,753

STOCK SPLIT

    All share and per share amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for a 1:5 reverse stock split which was effective October 13, 1999.

3.  DISCONTINUED OPERATIONS:

    In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of the sale were $4.0 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon's operations. Accordingly, Marathon's assets, loss from operations, gain on sale and cash flows are reported as Discontinued Operations in the accompanying financial statements.

4.  401(K) RETIREMENT BENEFIT PLAN:

    The Company has a 401(k) Retirement Benefit Plan for its employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under provisions of the Internal Revenue Code Section 401(k) and regulations thereunder. Effective January 1, 1996, the Company amended the plan to provide for voluntary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be either in cash or Company common stock. For calendar 1998, 1999 and 2000, the Company agreed to match 37.5% of employee contributions up to 6% of salary with Company stock. Effective April 1, 2000 the Company has agreed to match 50.0% of employee contributions up to 6% of salary with Company stock. In fiscal 2000, 1999, and 1998, the Company recorded an expense of $25,642, $29,884, and $21,755, respectively, related to voluntary employer matches under the 401(k) Plan. The Board of Directors has reserved up to 40,000 shares of common stock for these voluntary employer matches, of which 8,526 shares have been issued and 23,351 shares have been committed through March 31, 2000.

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

    Series A Convertible Preferred Stock.  Series A Convertible Preferred Stock ("Series A Stock") accumulates dividends at 9% per annum, compounded semi-annually, payable in additional Series A Convertible Preferred Stock. In connection with the Company's purchase of Elan's interest in Marathon at June 30, 1999, the Company and Elan agreed to certain changes in the terms of Elan's Series A Stock. The modified terms fixed the conversion price of the Series A Stock at $7.50, eliminating a prior provision that, in certain circumstances, allowed the Series A Stock to be converted at 80% of the then current fair market value of the Company's stock, if such value was less than $7.50. The terms were also modified to give the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to redeem all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. The Series A Convertible Preferred Stock has preference in liquidation to the common stock of the Company. A total of 692,694 shares with an original issuance value of $15.00 per share were issued.

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

    Series C Convertible Preferred Stock.  Series C Convertible Preferred Stock ("Series C Stock") has all of the rights and preferences of the Series A Stock including optional conversion, optional redemption and mandatory conversion except that it does not accrue a mandatory dividend. It participates in any dividends paid pro rata with the common shareholders. Its issuance price is equal to ten times market value at the time it was issued. Its conversion price was equal to one-tenth of its issuance price. A total of 391,830 shares of Series C Stock with an original issuance value of $6.125 per share were issued and outstanding at March 31, 2000.

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

STOCK OPTIONS

    Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the "Plan"), which was approved by the Company's shareholders on November 20, 1992 and adopted by the Board effective December 17, 1992. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company's common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. As amended in fiscal 1999 and 2000, a total of up to 1,050,000 shares of the Company's common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. Options outstanding at March 31, 2000, will expire through September 2007.

    At March 31, 2000, the Company had options covering 70,299 shares of its common stock available for grant and 803,386 shares of common stock reserved for issuance pursuant to stock option exercises.

    Stock option activity is summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, March 31, 1997	386,312	$12.31
Options granted	417,328	3.61
Options exercised	(27,220)	5.69
Options cancelled or expired	(313,436)	13.33

Balances, March 31, 1998	462,984	4.16
Options granted	68,215	6.80
Options exercised	(71,627)	4.56
Options cancelled or expired	(22,124)	5.53

Balances, March 31, 1999	437,448	4.44
Options granted	396,222	8.04
Options exercised	(51,273)	4.07
Options cancelled or expired	(49,310)	6.28

Balances, March 31, 2000	733,087	$6.29

    The following table summarizes information about stock options outstanding at March 31, 2000:

Options Outstanding
		Weighted Average Remaining Contractual Life (years)		Options Exercisable
Range of Exercise Prices	Number		Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.91 - 3.12	142,931	5.35	$3.05	13,800	$3.12
3.13 - 4.99	333,100	4.93	3.66	243,708	3.61
5.00 - 6.25	35,295	4.54	5.24	34,946	5.23
6.26 - 12.94	214,761	5.77	12.23	33,987	8.81
12.95 - 20.47	7,000	0.64	20.47	7,000	20.47

$1.91 - 20.47	733,087	5.19	$6.29	333,441	$4.64

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

    However, as prescribed by SFAS 123 the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2000, 1999 and 1998 using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year ended March 31,
	2000	1999	1998
Risk-free interest rate	6%	6%	6%
Expected dividend yield	0%	0%	0%
Expected lives	1.5 years	1.5 years	1.5 years
Volatility	137%	97%	78%

    The total value of options granted during fiscal 2000, 1999 and 1998 totaled $3,186,216, $464,170 and $1,506,818, respectively, and is amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net loss and net loss per share would have increased as reflected in the following pro forma amounts:

	Year ended March 31,
(In thousands, except per share amounts)	2000	1999	1998
Net loss:
As reported	$(3,081)	$(7,076)	$(16,630)
Pro forma	(3,696)	(7,378)	(16,969)
Basic and diluted loss per share:
As reported	(0.53)	(1.25)	(3.59)
Pro forma	(0.68)	(1.30)	(3.65)

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

WARRANTS

    Warrant activity is summarized as follows:

	Shares	Exercise Price	Amount
Balances, March 31, 1997	1,206,118	$4.10-10.00	$8,438,319
Warrants issued in a private placement expiring June 2002	295,698	2.50-3.55	1,044,476
Warrants issued in a private placement expiring September 2002	90,000	4.25-5.50	450,000
Warrants issued in a private placement expiring October 2002	350,000	12.50	4,375,000
Warrants issued for services expiring September 2002	26,049	5.50	143,267
Warrants canceled or expired	(115,151)	10.00	(1,151,505)

Balances, March 31, 1998	1,852,714	2.50-12.50	13,299,557
Warrants issued in 10% reload expiring March 2003	29,570	6.75	199,302
Warrants exercised	(618,012)	2.50-5.00	(2,642,221)

Balances, March 31, 1999	1,264,272	2.50-12.50	10,856,638
Warrants issued in connection with the Modification of the Elan Agreement, expiring June 2006	774,000	3.13-7.50	5,735,000
Warrants issued in connection with equity transactions	12,000	2.80-8.36	75,926
Warrants exercised	(371,298)	2.80-12.50	(3,172,820)

Balances, March 31, 2000	1,678,974	$2.50-8.36	$13,494,744

6.  COMMITMENTS:

LEASES

    Bioject has operating leases for its manufacturing, sales and administrative facilities and warehouse facilities with options to renew for an additional five-year term upon expiration. Bioject also leases office equipment under operating leases for periods up to five years. At March 31, 2000, future minimum payments under noncancellable operating leases with terms in excess of one year are as follows:

For the Year Ending March 31,	Facilities	Equipment
2001	$216,888	$9,132
2002	108,624	8,501
2003	95,424	3,565

	$420,936	$21,198

    Lease expense for the years ended March 31, 2000, 1999 and 1998 totaled $212,000, $232,000 and $255,000 respectively.

7.  RELATED PARTY TRANSACTIONS:

    See Note 3, Discontinued Operations.

8.  QUARTERLY FINANCIAL DATA (UNAUDITED):

    Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2000 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	In thousands, except per share data
Year Ended March 31, 1999
Revenue	$280	$1,199	$939	$213
Operating expenses	1,124	1,493	1,121	1,667
Loss from continuing operations	(1,167)	(608)	(509)	(1,780)
Loss from discontinued operations	(986)	(928)	(925)	(173)
Net loss	(2,153)	(1,536)	(1,434)	(1,953)
Basic and diluted loss per share from continuing operations	(0.21)	(0.11)	(0.09)	(0.31)
Basic and diluted loss per share from discontinued operations	(0.18)	(0.16)	(0.16)	(0.03)
Basic and diluted net loss per share	(0.39)	(0.27)	(0.25)	(0.34)
Year Ended March 31, 2000
Revenue	$213	$581	$270	$161
Operating expenses	1,217	1,552	1,320	1,581
Loss from continuing operations	(1,362)	(1,185)	(1,269)	(1,668)
Gain from discontinued operations	2,403	—	—	—
Net income (loss)	1,041	(1,185)	(1,269)	(1,668)
Basic and diluted loss per share from continuing operations	(0.23)	(0.20)	(0.22)	(0.29)
Basic and diluted loss per share from discontinued operations	(0.08)	—	—	—
Basic and diluted gain per share from sale of discontinued operations	0.49	—	—	—
Basic and diluted net income (loss) per share	0.18	(0.20)	(0.22)	(0.29)

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

Exhibit Number		Exhibit Description
3.1		Articles of Incorporation of Bioject Medical Technologies Inc. incorporated by reference to the same exhibit number of the Company's Form 10-K for the year ended January 31, 1993.
3.1.1		Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company incorporated by reference to the same exhibit number of the Company's Form 8-K filed March 6, 1998.
3.1.2		Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated September 11, 1998, and filed October 15, 1998, incorporated by reference to the same exhibit number of the Company's Form 8-K filed April 20, 1999.
3.1.3		Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated March 18, 1999, and filed March 24, 1999, incorporated by reference to the same exhibit number of the Company's Form 8-K filed April 20, 1999.
3.1.4		Articles of Amendment to the Articles of Incorporation of the Incorporation of the Company dated October 11, 1999, and filed October 12, 1999. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999.
3.2		Amended and Restated By-laws of Bioject Medical Technologies Inc. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the quarter ended September 30, 1994.
10.1	*	Employment Agreement with James C. O'Shea dated October 3, 1995 incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.
10.2	*	Executive Employment Agreement dated April 17, 1998, between Bioject Medical Technologies Inc., Bioject Inc., and Michael A. Temple. Incorporated by reference to the Company's Form 10-K for the year ended march 31, 1998.
10.3	*	Employment Contract between Bioject JV Subsidiary Inc. and Bradley J. Enegren. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998
10.4	*	Confidentiality/Inventions/Noncompetition Agreement between Bioject JV Subsidiary Inc. and Bradley J. Enegren. Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
10.5	*	Amended Employment Agreement between Bioject, Inc. and Joseph Michael Redmond dated February 8, 2000. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000.
10.6	*	Restated 1992 Stock Incentive Plan.
10.7		Lease Agreement dated September 10, 1996 between Bridgeport Woods Business Park and Bioject Inc. for the Portland, Oregon facility. Incorporated by reference to the same exhibit number of the Company's Form 10-Q for the period ended September 30, 1996.
10.8		Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and Bioject Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the Company's Form 10-Q/A for the period ended December 31, 1996.

10.9	Form of Amended and Restated Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1995 private placement incorporated by reference to exhibit 4.2 of the Company's Registration Statement on Form S-3 (No. 33-80679).
10.10	Form of Amended and Restated Series "A" Common Stock Purchase Warrant incorporated by reference to exhibit 4.3 of the Company's Registration Statement on Form S-3 (No. 33-80679).
10.11	Form of Amended and Restated Series "C" Common Stock Purchase Warrant incorporated by reference to exhibit 4.5 of the Company's Registration Statement on Form S-3 (No. 33-80679). Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.12	Form of Series "D" Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.6 of the Company's form 8-K dated December 11, 1996.
10.13	Form of Series "E" Common Stock Purchase Warrant. Incorporated by reference to exhibit 4.7 of the Company's Form 8-K dated December 11, 1996.
10.14	Form of Series "H" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.15	Form of Series "I" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.16	Form of Series "J" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.17	Series K Warrant to Purchase Shares of Common Stock dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed October 31, 1997.
10.18	Form of Series "L" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.19	Form of Series "M" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.20	Form of Series "N" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.21	Form of Series "O" Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.
10.22	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1996 private placement. Incorporated by reference to exhibit 4.8 of the Company's Form 8-K dated December 11, 1996.
10.23	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1997.
10.24	Agreement between Elan Corporation, plc, Elan International Services, Ltd. and Bioject Medical Technologies, Inc. dated September 30, 1997. Incorporated by reference to the Company's Form 8-K filed October 3, 1997. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.

10.25	License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K/A filed January 22, 1998. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Commission under Rule 24b-2(b) under the Securities Exchange Act of 1934, as amended.
10.25.1	Amendment to License Agreement between Elan Corporation, plc and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the Company's Form 8-K filed on November 3, 1997.
10.26	Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed November 3, 1997.
10.26.1	Amendment to Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997 incorporated by reference to the Company's Form 8-K filed on November 3,1997.
10.27	Bioject Medical Technologies Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed October 31, 1997.
10.28	Promissory Note dated October 15, 1997 in favor of Elan International Services, Ltd. Incorporated by reference to the Company's Form 8-K filed on November 3, 1997.
10.29	Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by Reference to the Company's Form 8-K/A filed January 22, 1998.
10.29.1	Amendment to Newco Subscription and Stockholders Agreement between Elan International Services, Ltd., Bioject Medical Technologies Inc. and Bioject JV Subsidiary Inc. dated October 15, 1997 incorporated by reference to the Company's Form 8-K filed on November 3, 1997.
10.30	Bioject JV Subsidiary Inc. Registration Rights Agreement between Elan International Services, Ltd. and Bioject JV Subsidiary Inc. dated October 15, 1997. Incorporated by reference to the Company's Form 8-K filed November 3, 1997.
10.31	Asset Purchase Agreement among Bioject Medical Technologies, Inc. Vitajet Corporation and Sergio Landau and Mara C. Landau dated March 23, 1998. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1998.
10.32	Supply and Option Agreement between Merck & Co., Inc. and Bioject Medical Technologies Inc., effective as of June 8, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.
10.33	Collaborative Alliance Agreement between GeneMedicine, Inc. and Bioject, Inc., made as of June 26, 1998. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.

10.34	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. (An application for confidential treatment has been submitted to the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions have been omitted and filed separately with the SEC.) Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1999.
10.34.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000.
10.35	License and Development Agreement dated February 29, 2000 between Bioject Inc. and Amgen Inc. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.36	Form of Series R Common Stock Purchase Warrant. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000.
10.37	Form of Registration Rights Agreement for Series R Common Stock, dated December 1, 1999. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000.
10.38	Stock Purchase Agreement dated February 29, 2000 between Bioject Medical Technologies Inc. and Amgen Inc. Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-32848) filed March 20, 2000.
21	List of Subsidiaries. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 1999.
23	Consent of Independent Public Accountants
27	Financial Data Schedule. Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission on June 29, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2000:

BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)
By:	/s/ JAMES C. O'SHEA James C. O'Shea Chairman of the Board, President and Chief Executive Officer

QuickLinks

Documents Incorporated by Reference
PART II
BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES