Form 10-Q
period 2000-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2000-08-10
CIK 810084

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7620 SW Bridgeport Road Portland, Oregon	97224
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  503-639-7221

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock without par value	7,828,099
(Class)	(Outstanding at August 4, 2000)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—June 30, 2000 and March 31, 2000	2
	Consolidated Statements of Operations—Three Months Ended June 30, 2000 and 1999	3
	Consolidated Statements of Cash Flows—Three Months Ended June 30, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 6.	Exhibits and Reports on Form 8-K	9
Signatures		10

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2000	March 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,623,036	$6,883,524
Accounts receivable, net of allowance for doubtful accounts of $20,871 and $19,624	488,768	126,634
Inventories	751,008	833,416
Other current assets	100,225	64,806

Total current assets	7,963,037	7,908,380
Property and equipment, at cost:
Machinery and equipment	2,290,537	2,320,197
Production molds	2,094,734	2,060,977
Furniture and fixtures	175,210	175,210
Leasehold improvements	94,506	94,115

	4,654,987	4,650,499
Less—accumulated depreciation	(3,439,219)	(3,307,367)

	1,215,768	1,343,132
Other assets	565,974	562,795

Total assets	$9,744,779	$9,814,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$203,484	$194,605
Accrued payroll	427,948	309,160
Other accrued liabilities	320,578	377,166
Deferred revenue	173,754	96,727

Total current liabilities	1,125,764	977,658

Commitments
Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible—692,694 shares, $15 stated value	12,585,464	12,305,533
Series B Convertible—none and 134,333 shares, $15 stated value	—	—
Series C Convertible—391,830 shares, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 6,384,874 and 6,305,671 shares	55,972,217	55,188,623
Accumulated deficit	(62,338,666)	(61,057,507)

Total shareholders' equity	8,619,015	8,836,649

Total liabilities and shareholders' equity	$9,744,779	$9,814,307

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2000	1999
Revenue:
Net sales of products	$345,539	$112,682
Licensing/technology fees	147,973	100,000

	493,512	212,682
Operating expenses:
Manufacturing	576,644	361,445
Research and development	355,005	253,784
Selling, general and administrative	679,998	601,600

Total operating expenses	1,611,647	1,216,829

Operating loss	(1,118,135)	(1,004,147)
Interest income	121,854	16,967
Other loss	(4,947)	—

	116,907	16,967

Loss before income taxes	(1,001,228)	(987,180)
Provision for income taxes	—	—

Loss from continuing operations before preferred stock dividend	(1,001,228)	(987,180)
Preferred stock dividend	(279,931)	(374,836)

Loss from continuing operations allocable to common shareholders	(1,281,159)	(1,362,016)
Loss from discontinued operations allocable to common shareholders	—	(449,786)
Gain on sale of discontinued operations	—	2,852,666

Gain from discontinued operations allocable to common shareholders	—	2,402,880

Net income (loss) allocable to common shareholders	$(1,281,159)	$1,040,864

Basic and diluted loss per common share from continuing operations	$(0.20)	$(0.23)

Basic and diluted loss per common share from discontinued operations	$—	$(0.08)

Basic and diluted income per common share from sale of discontinued operations	$—	$0.49

Basic and diluted net income (loss) per common share	$(0.20)	$0.18

Shares used in per share calculations	6,377,358	5,802,247

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income (loss) allocable to common shareholders	$(1,281,159)	$1,040,864
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Net loss from discontinued operations	—	449,786
Gain on sale of discontinued operations	—	(2,852,666)
Loss on sale of assets	4,947	—
Depreciation and amortization	141,593	185,610
Preferred stock dividends	279,931	374,836
Changes in operating assets and liabilities:
Accounts receivable	(362,134)	177,445
Inventories	82,408	38,245
Other current assets	(35,419)	(8,127)
Accounts payable	8,879	66,434
Accrued payroll	118,788	62
Other accrued liabilities	(56,588)	(9,862)
Deferred revenue	77,027	—

Net cash used in operating activities of continuing operations	(1,021,727)	(537,373)
Net cash used in operating activities of discontinued operations	—	(1,415,177)

	(1,021,727)	(1,952,550)
Cash flows from investing activities:
Purchase of Marathon Stock	—	(331,456)
Capital expenditures of continuing operations	(10,185)	(6,987)
Proceeds from sale of capital equipment	750	—
Other assets	(12,920)	(14,418)

Net cash used in investing activities	(22,355)	(352,861)
Cash flows from financing activities:
Cash proceeds from the sale of Series C Preferred stock	—	2,400,000
Cash proceeds from common stock	783,594	—

Net cash provided by financing activities	783,594	2,400,000

Increase (decrease) in cash and cash equivalents	(260,488)	94,589
Cash and cash equivalents:
Beginning of period	6,883,524	1,274,311

End of period	$6,623,036	$1,368,900

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

    The financial information included herein for the three-month periods ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2000 is derived from Bioject Medical Technologies Inc.'s ("Bioject") 2000 Annual Report on Forms 10-K and 10-K/A. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject's 2000 Annual Report on Forms 10-K and 10-K/A. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	June 30, 2000	March 31, 2000
Raw materials and components	$269,179	$253,120
Work-in-process	5,713	3,764
Finished goods	476,116	576,532

	$751,008	$833,416

Note 3.  Net Loss Per Share

    The following common stock equivalents are excluded from diluted income (loss) per share calculations, as their effect would have been antidilutive:

	Three Months Ended June 30,
	2000	1999
Stock options and warrants	2,343,395	2,533,999
Convertible preferred stock	2,484,402	2,341,786

Total	4,827,797	4,875,785

Note 4.  Subsequent Event—Private Placement

    In July and August 2000, the Company issued a total of 1.43 million shares of its common stock at an average price of $7.76 per share for total proceeds to the Company of $10.5 million, net of offering costs. The common stock was issued to a group of private equity investors led by Lone Pine Capital. In connection with this issuance, the Company issued two warrants exercisable for a total of 143,323 shares of its common stock at an average exercise price of $7.85 per share. The warrants are immediately exercisable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern, among other things, anticipated revenues from product sales and licensing and technology fees, expected sufficiency of capital resources to meet the Company's future requirements, and future sources of working capital. Paragraphs of this Report that include forward-looking statements are often identified with a cross-reference to this section. Forward-looking statements are based on expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates that involve risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or industry results to be materially different from the results, performance, or achievements discussed or implied in the forward-looking statements. These risks and uncertainties include the uncertainty of market acceptance of the Company's jet injection products, the uncertainy of successful completion of research and development projects, the Company's need to enter into additional strategic corporate licensing arrangements, the Company's history of losses and its accumulated deficit and need for additional financing, the Company's limited manufacturing experience, the Company's dependence on the performance of existing and future corporate partners and other third parties, uncertainties related to regulation by the FDA and the need to obtain approval of new products and their application to additional drugs, the possibility of product liability claims, dependence on key employees and the risks related to competition.

    Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

Overview

    In fiscal 2001, the Company will focus sales and marketing efforts on entering into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products the Biojector technology provides either increased medical effectiveness or a higher degree of market acceptance. The Company is targeting its direct sales efforts toward: i) sales to existing markets, specifically flu immunization providers, public health agencies and public school systems; ii) sales in states such as California, where the Company believes that needle-syringe safety legislation makes the Company's products more price competitive; and iii) sales to the U.S. military. Sales through distributors will target the home self-injection market.

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

    Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including: i) length of time to close product sales; ii) customer budget cycles; iii) implementing cost reduction measures; iv)  uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) timing and amount of payments under licensing and technology development agreements; and vi) timing of new product introductions by the Company and its competition. The Company does not expect to report net income from operations in fiscal 2001.

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

    Product sales increased to $346,000 in the first quarter of fiscal 2001 from $113,000 in the first quarter of fiscal 2000 due to increases in the unit sales volumes of both B-2000 devices and syringes. License and technology revenues increased to $148,000 in the first quarter of fiscal 2001 compared to $100,000 in the comparable quarter of fiscal 2000. The increase is attributable to recognition of licensing fees associated with existing strategic corporate partnerships.

    Manufacturing expense increased to $577,000 in the first quarter of fiscal 2001 from $361,000 during the first quarter of fiscal 2000. This increase is primarily due to increased unit sales volume of B-2000 products.

    Research and development expense increased to $355,000 in the first quarter of fiscal 2001 from $254,000 in the first quarter of fiscal 2000. This increase is primarily due to increased activity associated with the development of the Iject disposable and multi-use injectors.

    Selling, general and administrative expenses increased to $680,000 in the first quarter of fiscal 2001 from $602,000 in the first quarter of fiscal 2000. Approximately $32,000 of the increase resulted from the addition of an east coast sales representative in the last quarter of fiscal 2000 and approximately $45,000 resulted from increased payroll and related expenses.

    Interest income increased to $122,000 in the first quarter of fiscal 2001 from $17,000 in the first quarter of fiscal 2000 as a result of increased cash balances, which resulted from the exercise of common stock warrants and an investment from a strategic partner during fiscal 2000.

    Loss from discontinued operations of $450,000 in the first quarter of fiscal 2000 related to the operating loss from the Company's former operations to develop and commercialize blood glucose monitoring technology, the license to which was sold in June 1999.

    Gain on sale of discontinued operations of $2.9 million in the first quarter of fiscal 2000 is the gain recognized from the sale of the Company's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999.

Liquidity and Capital Resources

    Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through June 30, 2000 totaled approximately $67.8 million. In July and August 2000, the Company completed a private placement of 1.43 million shares of its common stock for net proceeds to the Company of $10.5 million.

    Cash and cash equivalents decreased to $6.6 million at June 30, 2000 from $6.9 million at March 31, 2000. The decrease resulted from cash used in operations of $1.0 million, offset by $784,000 received from the exercise of common stock warrants.

    Accounts receivable increased to $489,000 at June 30, 2000 from $127,000 at March 31, 2000. Included in the balance at June 30, 2000 was $300,000 due from one customer, of which, $225,000 was collected in July 2000. Also included in the June 30, 2000 balance was $110,000 due from one customer for a shipment that was made to them at the end of June 2000.

New Accounting Pronouncement

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, does not expect the adoption of SFAS 137 to have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

PART II

ITEM 1.  LEGAL PROCEEDINGS

    In April 1998, the Company was named as co-defendant in a product liability suit alleging injury and unspecified damages in excess of $50,000 to the plaintiff in connection with an injection administered using the B-2000. The case, Donovan vs. Bioject Inc. et al, case number 19-C0-99-8265, was brought before the Dakota County District Court in Hastings, MN. In May 2000, the suit was dismissed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description
27	Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2000	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)
/s/ JAMES O'SHEA James O'Shea Chairman, Chief Executive Officer and President (Principal Executive Officer)
/s/ CHRISTINE M. FARRELL Christine M. Farrell Controller & Secretary (Principal Financial and Accounting Officer)

QuickLinks

BIOJECT MEDICAL TECHNOLOGIES INC. FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES