Form 10-Q
period 2000-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2000-11-13
CIK 810084

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1099680 (IRS Employer Identification No.)
7620 SW Bridgeport Road Portland, Oregon (Address of principal executive offices)	97224 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock without par value	7,837,099
(Class)	(Outstanding at November 13, 2000)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2000	March 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$4,470,288	$6,883,524
Marketable securities	9,333,870	—
Accounts receivable, net of allowance for doubtful accounts of $20,871 and $19,624	367,162	126,634
Inventories	745,333	833,416
Other current assets	147,304	64,806

Total current assets	15,063,957	7,908,380
Long-term marketable securities	2,505,197	—
Noncurrent receivables	16,062	—
Property and equipment, at cost:
Machinery and equipment	2,319,587	2,320,197
Production molds	2,113,834	2,060,977
Furniture and fixtures	179,312	175,210
Leasehold improvements	94,506	94,115
Assets-in-process	24,713	—

	4,731,952	4,650,499
Less—accumulated depreciation	(3,589,228)	(3,307,367)

	1,142,724	1,343,132
Other assets	582,745	562,795

Total assets	$19,310,685	$9,814,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$352,194	$194,605
Accrued payroll	351,602	309,160
Other accrued liabilities	301,784	377,166
Deferred revenue	238,837	96,727

Total current liabilities	1,244,417	977,658

Commitments	—	—
Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible—692,694 shares, $15 stated value	12,868,469	12,305,533
Series C Convertible—391,830 shares, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 7,837,099 and 6,305,671 shares at September 30, 2000 and March 31, 2000	66,381,232	55,188,623
Accumulated deficit	(63,583,433)	(61,057,507)

Total shareholders' equity	18,066,268	8,836,649

Total liabilities and shareholders' equity	$19,310,685	$9,814,307

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Net sales of products	$291,780	$330,702	$637,319	$443,384
Licensing and technology fees	229,017	250,000	376,990	350,000

	520,797	580,702	1,014,309	793,384
Operating expenses:
Manufacturing	580,084	548,355	1,156,728	909,800
Research and development	424,513	314,457	779,518	568,241
Selling, general and administrative	764,152	689,257	1,444,150	1,290,857

Total operating expenses	1,768,749	1,552,069	3,380,396	2,768,898

Operating loss	(1,247,952)	(971,367)	(2,366,087)	(1,975,514)
Interest income	286,190	50,850	408,044	67,817
Other loss	—	—	(4,947)	—

	286,190	50,850	403,097	67,817

Loss before income taxes	(961,762)	(920,517)	(1,962,990)	(1,907,697)
Provision for income taxes	—	—	—	—

Loss from continuing operations before preferred stock dividend	(961,762)	(920,517)	(1,962,990)	(1,907,697)
Preferred stock dividend	(283,005)	(264,505)	(562,936)	(639,341)

Loss from continuing operations allocable to common shareholders	(1,244,767)	(1,185,022)	(2,525,926)	(2,547,038)
Loss from discontinued operations allocable to common shareholders	—	—	—	(449,786)
Gain on sale of discontinued operations	—	—	—	2,852,666

Gain from discontinued operations allocable to common shareholders	—	—	—	2,402,880

Net loss allocable to common shareholders	$(1,244,767)	$(1,185,022)	$(2,525,926)	$(144,158)

Basic and diluted loss per common share from continuing operations	$(0.17)	$(0.20)	$(0.37)	$(0.44)

Basic and diluted loss per common share from discontinued operations	$—	$—	$—	$(0.08)

Basic and diluted income per common share from sale of discontinued operations	$—	$—	$—	$0.49

Basic and diluted net loss per common share	$(0.17)	$(0.20)	$(0.37)	$(0.02)

Shares used in per share calculations	7,390,354	5,802,248	6,886,624	5,802,248

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss allocable to common shareholders	$(2,525,926)	$(144,158)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Net loss from discontinued operations	—	449,786
Compensation expense related to stock options	8,010	—
Gain on sale of discontinued operations	—	(2,852,666)
Loss on sale of assets	4,947	—
Depreciation and amortization	329,477	366,425
Preferred stock dividends	562,936	639,341
Changes in operating assets and liabilities:
Accounts receivable	(232,180)	88,362
Inventories	88,083	262,897
Other current assets	(82,498)	(1,990)
Accounts payable	157,589	55,264
Accrued payroll	42,442	(33,455)
Other accrued liabilities	(75,382)	3,058
Deferred revenue	142,110	150,000

Net cash used in operating activities of continuing operations	(1,580,392)	(1,017,136)
Net cash provided operating activities of discontinued operations	—	1,588,918

	(1,580,392)	571,782
Cash flows from investing activities:
Purchase of marketable securities	(11,839,067)	—
Purchase of Marathon Stock	—	(331,456)
Capital expenditures of continuing operations	(139,891)	(70,071)
Proceeds from sale of capital equipment	3,340	—
Other assets and noncurrent receivables	(41,825)	(28,788)

Net cash used in investing activities	(12,017,443)	(430,315)
Cash flows from financing activities:
Cash proceeds from the sale of Series C Preferred stock	—	2,400,000
Cash proceeds from the sale common stock	11,184,599	—

Net cash provided by financing activities	11,184,599	2,400,000

Increase (decrease) in cash and cash equivalents	(2,413,236)	2,541,467
Cash and cash equivalents:
Beginning of period	6,883,524	1,274,311

End of period	$4,470,288	$3,815,778

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2000 is derived from Bioject Medical Technologies Inc.'s ("Bioject's") 2000 Annual Report on Forms 10-K and 10-K/A. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject's 2000 Annual Report on 10-K/A. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	September 30, 2000	March 31, 2000
Raw materials and components	285,804	$253,120
Work-in-process	26,459	3,764
Finished goods	433,070	576,532

	$745,333	$833,416

Note 3. Non Current Receivables

Non current receivables relate to the sale of used machinery and equipment for approximately $30,000. Approximately $8,300 is related to the current portion, which is included in the accounts receivable balance.

Note 4. Net Loss Per Share

The following common stock equivalents are excluded from diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended September 30,
	2000	1999
Stock options and warrants	2,528,985	2,562,912
Convertible preferred stock	2,522,136	2,377,040

Total	5,051,121	4,939,952

Note 5. Private Placement

In July and August 2000, the Company issued a total of 1.43 million shares of its common stock at an average price of $7.76 per share for total proceeds to the Company of $10.5 million, net of offering costs. The common stock was issued to a group of private equity investors led by Lone Pine Capital. In connection with this issuance, the Company issued two warrants exercisable for a total of 143,323 shares of its common stock at an average exercise price of $7.85 per share. The warrants are immediately exercisable and expire in July 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements concern, among other things, anticipated revenues from product sales and licensing and technology fees, expected sufficiency of capital resources to meet the Company's future requirements, and future sources of working capital. Paragraphs of this Report that include forward-looking statements are often identified with a cross-reference to this section. Forward-looking statements are based on expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates that involve risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or industry results to be materially different from the results, performance, or achievements discussed or implied in the forward-looking statements. These risks and uncertainties include the uncertainty of market acceptance of the Company's jet injection products, the uncertainty of successful completion of research and development projects, the Company's need to enter into additional strategic corporate licensing arrangements, the Company's history of losses and its accumulated deficit and need for additional financing, the Company's limited manufacturing experience, the Company's dependence on the performance of existing and future corporate partners and other third parties, uncertainties related to regulation by the FDA and the need to obtain approval of new products and their application to additional drugs, the possibility of product liability claims, dependence on key employees and the risks related to competition.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

Overview

In fiscal 2001, the Company is focusing its sales and marketing efforts on entering into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products the Biojector technology provides either increased medical effectiveness or a higher degree of market acceptance. The Company is targeting its direct sales efforts toward: i) sales to existing markets, specifically flu immunization providers, public health agencies and public school systems; ii) sales in states such as California, where the Company believes that needle-syringe safety legislation makes the Company's products more price competitive; and iii) sales to the U.S. military. Sales through distributors target the home self-injection market.

In fiscal 2001, the Company's clinical research efforts are aimed primarily at clinical research collaborations in the areas of vaccines and medications. Product development efforts will focus primarily in three areas: i) developing self-injectors targeted for the home use market, through continuing development of the Iject; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) furthering development of the intradermal adapter for the B-2000.

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

Results of Operations

Product sales decreased to $292,000 for the three month period ended September 30, 2000 compared to $331,000 for the same period in 1999. The decrease is primarily due to decreases in the unit sales volumes of both B-2000 devices and syringes and vial adapters. Product sales increased to $637,000 for the six month period ended September 30, 2000 compared to $443,000 for the same period last year. The increase is due to increases in unit sales volumes of both B-2000 devices and syringes due to a shipment of product to a public health account in the first quarter. License and technology revenues decreased to $229,000 for the three month period ended September 30, 2000 compared to $250,000 for the same period in 1999. The decrease is primarily due to the timing of various licensing fees received from existing strategic corporate partnership agreements. License and technology revenues increased to $377,000 for the six month period ended September 30, 2000 compared to $350,000 for the same period in 1999. The increase is primarily due to the timing of various licensing fees received from existing strategic corporate partnership agreements.

Manufacturing expense increased to $580,000 and $1.2 million for the three and six month periods ended September 30, 2000, respectively, compared to $548,000 and $910,000 for the comparable periods of 1999, respectively. The increases are primarily due to increased sales volume of B-2000 syringes and production costs related to the commercialization of the cool.click™.

Research and development expense increased to $425,000 and $780,000 for the three and six month periods ended September 30, 2000, respectively, compared to $314,000 and $568,000 for the comparable periods of 1999, respectively. The increases are primarily due to increased activity associated with the development of the Iject disposable and multi-use injectors.

Selling, general and administrative expenses increased to $764,000 and $1.4 million for the three and six month periods ended September 30, 2000, respectively, compared to $689,000 and $1.3 million for the comparable periods of 1999, respectively. Increased payroll and related expenses, travel and investor relations accounted for the increase in the selling, general and administrative expenses.

Interest income increased to $286,000 and $408,000 for the three and six month periods ended September 30, 2000, respectively, compared to $51,000 and $68,000 for the comparable periods of 1999, respectively, due to increased cash balances resulting from proceeds of $10.5 million from the private placement of 1.43 million shares of our common stock in July and August 2000.

Loss from discontinued operations of $450,000 in the six months ended September 30, 1999 relates to the operating loss from the Company's former operations to develop and commercialize blood glucose monitoring technology, the license to which was sold in June 1999.

Gain on sale of discontinued operations of $2.9 million in the six months ended September 30, 1999 is the gain recognized from the sale of the Company's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999.

Liquidity and Capital Resources

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through September 30, 2000 total approximately $78.2 million.

Cash and cash equivalents and marketable securities increased to $16.3 million at September 30, 2000 from $6.9 million at March 31, 2000. The increase resulted from net proceeds of approximately $10.5 million from the private placement of 1.43 million shares of our common stock during July and August 2000 and $858,000 from the exercise of common stock options and warrants, offset by operating cash requirements of $1.6 million and capital asset purchases of $140,000.

Accounts receivable increased to $367,000 at September 30, 2000 from $127,000 at March 31, 2000. Included in the balance at September 30, 2000 was $150,000 due from one customer, of which $75,000 was collected in October 2000. Also included in the September 30, 2000 balance was $102,000 due from two customers for shipments made to them at the end of September 2000.

Deferred revenue increased to $239,000 at September 30, 2000 from $97,000 at March 31, 2000. Included in the deferred revenue balance at September 30, 2000 are amounts related to deferred development fees from Amgen and deferred licensing fees from Serono pursuant to their agreements.

New Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, does not expect the adoption of SFAS 137 and 138 to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. The Company does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II

ITEM 1. LEGAL PROCEEDINGS

In April 1998, the Company was named as co-defendant in a product liability suit alleging injury and unspecified damages in excess of $50,000 to the plaintiff in connection with an injection administered using the B-2000. The case, Donovan vs. Bioject Inc. et al, case number 19-C0-99-8265, was brought before the Dakota County District Court in Hastings, MN. In May 2000, the suit was dismissed by the trial court. The plaintiff has appealed the trial court's decision. The Company intends to defend this matter vigorously but cannot be certain of the outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on September 14, 2000, at which the following actions were taken:

1.
The shareholders elected the three nominees for director to the Board of Directors of the Company. The three directors elected, along with the voting results, are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Grace K. Fey	5,983,626	79,211
Eric T. Herfindal	5,983,626	79,211
Richard J. Plestina	5,983,626	79,211
2.
The shareholders approved the 2000 Employee Stock Purchase Plan as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
2,448,161	104,851	32,945	3,476,880
3.
The shareholders approved amendments to the 1992 Stock Incentive Plan as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
2,348,846	198,346	38,765	3,476,880

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description
10	Bioject Medical Technologies, Inc. Restated 1992 Stock Incentive Plan
27	Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)
/s/ JAMES O'SHEA James O'Shea Chairman, Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)
/s/ CHRISTINE M. FARRELL Christine M. Farrell Controller & Secretary

QuickLinks

BIOJECT MEDICAL TECHNOLOGIES INC. FORM 10-Q INDEX
BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
BIOJECT MEDICAL TECHNOLOGIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II