Form 10-Q
period 2000-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2001-02-12
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

7620 SW Bridgeport Road
Portland, Oregon	97224
(Address of principal executive offices)	(Zip Code)

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
Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock without par value	7,889,452
(Class)	(Outstanding at February 12, 2001)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2000	2000

ASSETS
Current assets:
Cash and cash equivalents	$3,109,652	$6,883,524
Marketable securities	9,558,134	-
Accounts receivable, net of allowance for doubtful
accounts $68,957 of and $19,624	329,606	126,634
Inventories	825,467	833,416
Other current assets	168,039	64,806

Total current assets	13,990,898	7,908,380

Long-term marketable securities	2,806,722	-
Noncurrent receivables	13,074	-

Property and equipment, at cost:
Machinery and equipment	2,364,821	2,320,197
Production molds	2,113,834	2,060,977
Furniture and fixtures	179,312	175,210
Leasehold improvements	95,604	94,115
Assets-in-process	38,588	-

	4,792,159	4,650,499
Less - accumulated depreciation	(3,723,261)	(3,307,367)

	1,068,898	1,343,132
Other assets	578,648	562,795

Total assets	$18,458,240	$9,814,307

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$488,845	$194,605
Accrued payroll	177,236	309,160
Other accrued liabilities	335,020	377,166
Deferred revenue	67,140	96,727

Total current liabilities	1,068,241	977,658

Long Term Liabilites
Long Term Lease Payable	18,676	-
Deferred revenue	386,135	-

Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares
authorized; issued and outstanding:
Series A Convertible - 692,694 shares, $15 stated
value	13,164,246	12,305,533
Series C Convertible - 391,830 shares, no stated
value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized;
issued and outstanding 7,889,452 and 6,305,671
shares at December 31, 2000 and March 31, 2000	66,512,022	55,188,623
Accumulated deficit	(65,091,080)	(61,057,507)

Total shareholders' equity	16,985,188	8,836,649

Total liabilities and shareholders' equity	$18,458,240	$9,814,307

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,

	2000	1999	2000	1999

Revenue:
Net sales of products	$261,098	$120,033	$898,417	$563,417
Licensing and technology fees	210,562	150,000	587,552	500,000

	471,660	270,033	1,485,969	1,063,417

Operating expenses:
Manufacturing	546,643	428,199	1,703,371	1,337,999
Research and development	643,029	287,999	1,422,547	856,240
Selling, general and administrative	724,032	604,362	2,168,182	1,895,219

Total operating expenses	1,913,704	1,320,560	5,294,100	4,089,458

Operating loss	(1,442,044)	(1,050,527)	(3,808,131)	(3,026,041)

Interest income	230,174	55,154	638,218	122,971
Other loss	-	-	(4,947)	-

	230,174	55,154	633,271	122,971

Loss before income taxes	(1,211,870)	(995,373)	(3,174,860)	(2,903,070)
Provision for income taxes	-	-	-	-

Loss from continuing operations before
preferred stock dividend	(1,211,870)	(995,373)	(3,174,860)	(2,903,070)
Preferred stock dividend	(295,777)	(274,404)	(858,713)	(913,745)

Loss from continuing operations allocable to
common shareholders	(1,507,647)	(1,269,777)	(4,033,573)	(3,816,815)
Loss from discontinued operations allocable to
common shareholders	-	-	-	(449,786)
Gain on sale of discontinued operations	-	-	-	2,852,666

Gain from discontinued operations
allocable to common shareholders	-	-	-	2,402,880

Net loss allocable to common shareholders	$(1,507,647)	$(1,269,777)	$(4,033,573)	$(1,413,935)

Basic and diluted loss per common share from
continuing operations	$(0.19)	$(0.22)	$(0.56)	$(0.66)

Basic and diluted loss per common share from
discontinued operations	$-	$-	$-	$(0.08)

Basic and diluted income per common share
from sale of discontinued operations	$-	$-	$-	$0.49

Basic and diluted net loss per common share	$(0.19)	$(0.22)	$(0.56)	$(0.24)

Shares used in per share calculations	7,867,246	5,805,515	7,217,201	5,803,341

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,

	2000	1999

Cash flows from operating activities:
Net loss allocable to common shareholders	$(4,033,573)	$(1,413,935)
Adjustments to reconcile net loss to net cash
used in operating activities from continuing
operations:
Net loss from discontinued operations	-	449,786
Gain on sale of discontinued operations	-	(2,852,666)
Compensation expense related to stock options	16,020	-
Contributed capital for services	148,059	31,677
Loss on sale of assets	4,947	-
Depreciation and amortization	476,348	547,243
Preferred stock dividends	858,713	913,745
Changes in operating assets and liabilities:
Accounts receivable	(194,320)	139,560
Inventories	7,949	358,747
Other current assets	(103,233)	1,709
Accounts payable	279,641	3,290
Accrued payroll	(131,924)	10,017
Other accrued liabilities	(42,146)	(5,534)
Deferred revenue	356,548	100,000

Net cash used in operating activities of
continuing operations	(2,356,971)	(1,716,361)
Net cash provided operating activities of
discontinued operations	-	1,524,752

	(2,356,971)	(191,609)
Cash flows from investing activities:
Purchase of marketable securities	(14,453,184)	-
Sale of Marketable Securities	2,088,328	-
Purchase of Marathon Stock	-	(331,456)
Capital expenditures of continuing operations	(166,823)	(79,924)
Proceeds from sale of capital equipment	6,024	-
Other assets and noncurrent receivables	(50,566)	(34,862)

Net cash used in investing activities	(12,576,221)	(446,242)

Cash flows from financing activities:
Cash proceeds from the sale of Series C Preferred
stock	-	2,400,000
Cash proceeds from the sale common stock	11,159,320	109,562

Net cash provided by financing activities	11,159,320	2,509,562

Increase (decrease) in cash and cash equivalents	(3,773,872)	1,871,711

Cash and cash equivalents:
Beginning of period	6,883,524	1,274,311

End of period	$3,109,652	$3,146,022

The accompanying notes are an integral part of these consolidated financial statements.

     BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended December 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2000 is derived from Bioject Medical Technologies Inc.’s (“Bioject’s”) 2000 Annual Report on Forms 10-K and 10-K/A. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2000 Annual Report on 10-K/A. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	December 31, 2000	March 31, 2000

Raw materials and components	$381,472	$253,120
Work-in-process	14,946	3,764
Finished goods	429,049	576,532

	$825,467	$833,416

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended
	December 31,

	2000	1999

Stock options and warrants	2,484,636	2,581,305
Convertible preferred stock	2,561,572	2,377,053

Total	5,046,208	4,958,358

Note 4. Private Placement

In July and August 2000, the Company issued a total of 1.43 million shares of its common stock at an average price of $7.76 per share for total proceeds to the Company of $10.3 million, net of offering costs. The common stock was issued to a group of private equity investors led by Lone Pine Capital. In connection with this issuance, the Company issued two warrants exercisable for a total of 143,323 shares of its common stock at an average exercise price of $7.85 per share. The warrants are immediately exercisable and expire in July 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, prospects for sales of the company's products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that research and development efforts of the Company or others will not produce desired results, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable, the risk that cool.click™ sales will not increase as rapidly as anticipated, the Company's possible need for additional financing and uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, successfully attracting additional strategic corporate partners and successfully executing revenue-generating agreements with additional strategic partners. Readers of this 10-Q are referred to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Forms 10-K and 10-K/A for the year ended March 31, 2000 for further discussions of factors that could affect future results. Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

Overview

In fiscal 2001, the Company is focusing sales and marketing efforts on entering into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products the Biojector technology provides either increased medical effectiveness or a higher degree of market acceptance. The Company is targeting its direct sales efforts toward: i) sales to existing markets, specifically flu immunization providers, public health agencies and public school systems; ii) sales in states such as California, where the Company believes that needle-syringe safety legislation makes the Company's products more price competitive; and iii) sales to the U.S. military. Sales through distributors will target the home self-injection market.

In fiscal 2001, the Company's clinical research efforts are aimed primarily at clinical research collaborations in the area of DNA-based vaccines and medications. Product development efforts focus primarily in three areas: i) developing self-injectors targeted for the home use market, through continuing development of the Iject; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) furthering development of the intradermal adapter for the B-2000.

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

Results of Operations

Product sales increased to $261,000 and $898,000 for the three and nine month periods ended December 31, 2000, respectively, compared to $120,000 and $563,000, respectively, for the same periods in fiscal 2000. The increase in the three month period is primarily due to increases in unit sales volumes for B-2000 and cool.click™ devices and syringes. The increase in sales volume for the nine month period is primarily due to a shipment of B-2000 product to a public health account in the first quarter of fiscal 2001 and the commercialization of the cool.click™ in the second quarter. License and technology revenues increased to $211,000 and $588,000 for the three and nine month periods ended December 31, 2000, respectively, compared to $150,000 and $500,000, respectively, for the same periods during 1999. These increases are primarily due to the timing of various licensing fees received from existing strategic corporate partnership agreements.

During the third quarter of fiscal 2001, the Company amended its agreement with Serono to provide Serono with exclusive worldwide distribution rights for its recombinant human growth hormone using a customized version of Bioject's Vitajet™ 3 needle-free delivery system. In addition, Serono was given exclusive worldwide rights for AIDS wasting applications. In exchange for the exclusive worldwide licenses, the Company received licensing and technology fees, which are recognizable over the life of the agreement.

Manufacturing expense increased to $547,000 and $1.7 million for the three and nine month periods ended December 31, 2000, respectively, compared to $428,000 and $1.3 million, respectively, for the comparable periods of 1999. The increases are primarily due to increased sales volume of B-2000 and cool.click™ devices and syringes, and production costs related to the commercialization of the cool.click™.

Research and development expense increased to $643,000 and $1.4 million for the three and nine month periods ended December 31, 2000, respectively, compared to $288,000 and $856,000, respectively, for the comparable periods of 1999. The increases are primarily due to increased activity associated with the development of the Iject disposable and multi-use injectors and costs associated with the establishment of a medical advisory board.

Selling, general and administrative expenses increased to $724,000 and $2.2 million for the three and nine month periods ended December 31, 2000, respectively, compared to $604,000 and $1.9 million, respectively, for the comparable periods of 1999. Increased payroll and related expenses and travel accounted for the increases in selling and general and administrative expenses.

Interest income increased to $230,000 and $638,000 for the three and nine month periods ended December 31, 2000, respectively, compared to $55,000 and $123,000, respectively, for the comparable periods of 1999, due to increased cash balances resulting from net proceeds of $10.3 million from the private placement of 1.43 million shares of our common stock in July and August 2000.

Loss from discontinued operations of $450,000 in the nine months ended December 31, 1999 relates to the operating loss from the Company's former operations to develop and commercialize blood glucose monitoring technology, the license to which was sold in June 1999.

Gain on sale of discontinued operations of $2.9 million in the nine months ended December 31, 1999 is the gain recognized from the sale of the Company's blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999.

Liquidity and Capital Resources

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through December 31, 2000 total approximately $78.2 million.

Cash and cash equivalents and marketable securities increased to $15.5 million at December 31, 2000 from $6.9 million at March 31, 2000. The increase resulted from net proceeds of approximately $10.3 million from the private placement of 1.43 million shares of our common stock during July and August 2000 and $861,000 from the exercise of common stock options and warrants, offset by operating cash requirements of $2.4 million and capital asset purchases of $167,000.

Accounts receivable increased to $330,000 at December 31, 2000 from $127,000 at March 31, 2000. Included in the balance at December 31, 2000 is $162,000 due from two customers, $75,000 of which was received from one customer in February 2001.

Non-current receivables relate to the sale of used machinery and equipment for approximately $30,000. Approximately $8,650 is related to the current portion, which is included in the accounts receivable balance.

Accounts payable increased to $489,000 at December 31, 2000 from $195,000 at March 31, 2000. The increase is the result of increased production volume and research and development activities.

Deferred revenue relates to licensing fees due from Serono pursuant to their agreement.

Long term leases payable relate to the purchase of new machinery and equipment for approximately $31,000. Approximately $9,911 is related to the current portion, which is included in the accounts payable balance.

In December 2000, the Company authorized a one-time grant of restricted stock to all current non-employee directors. Each of the seven directors received 3,500 shares of common stock, which vests 50% on December 7, 2001 and 50% on December 7, 2002. The Company recorded deferred compensation of $145,000 related to the restricted stock grants, which is being charged against income over the next 24 months.

New Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“ SFAS 138”). In June 1999, the FASB issued Statement of Financial Accounting Standards ments and Hedging Activities” (“SFAS 137”). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, does not expect the adoption of SFAS 137 and 138 to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”). SAB 101 summarized certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which deferred the implementation date of SAB 101 until October 1, 2000. The Company does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II

ITEM 1. LEGAL PROCEEDINGS

In April 1998, the Company was named as co-defendant in a product liability suit alleging injury and unspecified damages in excess of $50,000 to the plaintiff in connection with an injection administered using the B-2000. The case, Donovan vs. Bioject Inc. et al, case number 19-C0-99-8265, was brought before the Dakota County District Court in Hastings, MN. In May 2000, the suit was dismissed by the trial court. The plaintiff has appealed the trial court’s decision. The Company intends to defend this matter vigorously but cannot be certain of the outcome.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description

     3 Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2001	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES O’SHEA

James O'Shea
Chairman, Chief Executive Officer
And President
(Principal Executive, Financial and Accounting Officer)

/s/ CHRISTINE M. FARRELL

Christine M. Farrell
Controller & Secretary