Form 10-K405
period 2001-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2001-06-21
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended: March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization) 7620 SW Bridgeport Road, Portland, Oregon (Address of principal executive offices)	93-1099680 (I.R.S. Employer Identification No.) 97224 (Zip Code)

Registrant’s telephone number, including area code:
503-639-7221

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $123,439,353 as of June 15, 2001 based upon the last sales price as reported by the Nasdaq SmallCap System.

        The number of shares outstanding of the Registrant’s Common Stock as of June 15, 2001 was 9,805,675 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive Proxy Statement for the 2001 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2001 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

Forward Looking Statements

        This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, prospects for sales of the Company’s products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that research and development efforts of the Company or others will not produce desired results, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable, the risk that demand from our strategic partners will not meet our expectations, the Company’s possible need for additional financing and uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, successfully attracting additional strategic corporate partners and successfully executing revenue-generating agreements with additional strategic partners.

        Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management’s estimates or opinions should change, even if new information becomes available or other events occur in the future.

General

        Bioject Medical Technologies Inc. (“Bioject” or the “Company”) commenced operations in 1985 for the purpose of developing, manufacturing and marketing jet injection systems for needle-free drug delivery. The Company licenses its technology to leading pharmaceutical and biotechnology companies for whose products the Company’s technology provides enhanced market acceptance or increased medical efficacy. The Company also sells its products directly to healthcare providers.

        Bioject’s needle-free injection technology works by forcing liquid medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure medication that penetrates the skin, depositing the medication in the tissue beneath.

        Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. The Company’s products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration (“FDA”) under section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”).

        Bioject’s primary corporate objective is to develop partnerships with pharmaceutical and biotechnology companies to enhance the delivery of their injected medications and vaccines. Because of needle-phobia, many injected products are under-utilized by patients. By licensing its needle-free injection technology, Bioject can provide a more appealing format for the drug company’s injected products. In return, the drug manufacturer can create substantial demand for Bioject’s injection systems. By enhancing injected products with proprietary, customized needle-free injection systems, Bioject expects to help its partners expand the market for their injected products.

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

        Currently, Bioject has three strategic partners: Amgen, AngioSense, and Serono.

        Amgen, Inc. and the Company entered into a clinical development and supply agreement for the disposable Iject system for delivery of injected medications for two undisclosed medical indications. In addition, Amgen has options to license the Iject for additional indications.

        AngioSense, Inc. licensed three of Bioject’s systems to jointly develop novel delivery systems to deliver angiogenic and other compounds directly to the cardiovascular system. These systems will include a pre-filled disposable injection system, the Aject, which will be designed for epicardial injections during surgical procedures and catheter-based endocardial injections. In June 2001, Microheart, Inc. purchased AngioSense and the license was transferred to Microheart.

        Serono S.A. (“Serono”) licensed Bioject’s Vitajet® injection system for delivery of Saizen® human growth hormone. The Vitajet® has been customized for use in the pediatric growth market, and is marketed as the cool.click™. During the third quarter of fiscal 2001, the Company amended its agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone. In addition, Serono was given exclusive worldwide rights to the Vitajet® device for AIDS wasting applications. In March 2001, the SeroJet™, a customized version of the Vitajet®, was cleared by the FDA for use with Serostim® for the treatment of AIDS wasting.

        The Company manufactures and directly markets a professional needle-free injection system, the Biojector® 2000 (the “Biojector® 2000” or “B-2000”), which allows healthcare professionals to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Using this technology to administer injections virtually eliminates the risk of contaminated needlestick injuries and the resulting blood-borne pathogen transmission, which is a major concern throughout the healthcare industry.

        The Company also markets the Vitajet®, a spring-powered, needle-free, self-injection device, the rights to which were acquired in a transaction with Vitajet Corporation in March 1998. The Vitajet® has regulatory clearance for administering injections of insulin and a modified Vitajet®, called the cool.click™, has regulatory clearance for administering Saizen®, Serono’s recombinant human growth hormone Saizen® for the treatment of pediatric growth hormone deficiency. In addition, a modified Vitajet® called the SeroJet™, has regulatory clearance for administering Serostim®, Serono’s recombinant human growth hormone Serostim® for the treatment of AIDS Wasting. See “Research and Product Development.”

        Following is a chronology of significant milestones achieved:

Date	Milestone
April 1987	Received FDA clearance to market a hand-held CO2-powered needle-free injection system.
February 1993	Began U.S. distribution of Biojector® 2000 system to hospitals and large clinics.
June 1994	Received FDA clearance to market a version of the Biojector® 2000 system in a configuration targeted at high volume injection applications.
October 1996	Received FDA clearance for a needle-free disposable vial access device.
March 1997	Received FDA clearance for certain enhancements to the Biojector® 2000 system.
September 1997	Entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology, which the Company licensed from Elan.
March 1998	Entered into a transaction with Vitajet Corporation whereby the Company acquired, along with certain other assets, the rights to the Vitajet®, a spring-powered, needle-free self-
injection device, with FDA clearance for administering injections of insulin.
January 1999	Received ISO9001 and EN46001 certification.
June 1999	Marathon, the joint venture formed with Elan, completed a sale of the license to the blood glucose monitoring technology and certain fixed assets related to the development of that technology.
November 1999	Received CE Mark certification for the Company’s jet injection systems, which allows the products to be sold in the European Union.
December 1999	Entered into a license and distribution agreement with Ares-Serono to deliver human growth hormone with a modified Vitajet® for the pediatric growth market.
February 2000	Entered into a clinical development and supply agreement for the Iject, a single use disposable jet injector.
June 2000	Received FDA clearance for a modified version of the Vitajet®, called the cool.click™, to administer injections of Serono’s human growth hormone Saizen®.
October 2000	Amended Serono’s license and distribution agreement to include exclusive worldwide rights for the cool.click™ injection device to deliver Saizen® and to include worldwide rights to deliver Serostim® for AIDS wasting applications with a modified Vitajet®, called the
SeroJet™.
March 2001	Received FDA clearance for a modified version of the Vitajet®, called the SeroJet™, to administer injections of Serono’s human growth hormone Serostim® for the treatment of AIDS wasting.
April 2001	Received FDA clearance to market a Reconstitution Kit and Vial Connector.

        “Biojector,” “Bioject” and “ Vitajet” are registered trademarks of the Company.

Needle Free Injection

        Medications are currently delivered using various methods, each of which has both advantages and limitations. The most commonly used drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous, intradermal and intramuscular injection, inhalation and transdermal “patch” diffusion. Many drugs are effective only when injected. Published data indicates that more than 1.7 billion needle-syringes are sold annually in the U.S. The Company believes that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1 ml.

        Injections using traditional needle-syringes suffer from many shortcomings, including: (i) the risk of needlestick injuries; (ii) the risk of penetrating a patient’s vein; and (iii) the patients’ aversion to needles and discomfort. The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient’s blood accidentally penetrates a healthcare worker’s skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and hepatitis B. Published data estimate that approximately 600,000 needlestick injuries occur in the U.S. each year.

        Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries has increased. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations require implementing “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” in biohazardous “sharps” containers and follow-up testing for victims of needlestick injuries. To date, 18 states, with an additional 12 pending, and the U.S. Occupational Safety and Health Administration have adopted legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

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

        In an effort to protect healthcare workers from needlestick injuries, many healthcare facilities have adopted more expensive, alternative technologies. One such technology is an intravenous (“IV”) port that permits medication to be injected directly into an IV line without requiring the use of a sharp needle for each administration. Another is use of one of a variety of “safety syringes.” These are generally disposable needle-syringes with a plastic sheath mechanism intended to cover the needle after use or with a needle that retracts after use. While these technologies can help to reduce accidental needlesticks, they cannot eliminate the risk.

Description of the Company’s Products

    Biojector 2000

        The Biojector® 2000 system consists of two components: a hand-held, reusable jet injector; and a sterile, single-use, disposable plastic syringe capable of delivering variable doses of medication up to 1 ml. The B-2000 system is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle.

        The first component of the system, the Biojector® 2000, is a portable hand-held device which is approximately the size of a flashlight. It is designed both for ease of use by healthcare professionals, as well as to be attractive and non-threatening to patients. The Biojector® 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased by the Company from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication. The B-2000 is also available with a tank adapter which allows the device to be attached to a large volume CO2 tank. The tank adapter eliminates the need to change CO2 cartridges after every ten injections and is an attractive option for applications where a large number of injections are given in a relatively short period of time.

        The second component of the system, the Biojector® single-use disposable syringe, is provided in a sterile, peel-open package and consists of a plastic, needle-free, variable dose syringe, a Vial Adapter needle-free syringe filling device, which is used to fill the syringe, and a safety cap. If requested by a customer, the product can also be supplied with a needle which is used as an alternative to the Vial Adapter for filling the syringe. The body of the syringe is transparent and has graduated markings to aid accurate filling by healthcare workers.

        There are five different Biojector® syringes, each of which is intended for a different injection depth or body type. The syringes are molded using the Company’s patented manufacturing process. A trained healthcare worker selects the syringe appropriate for the intended type of injection. One syringe size is for subcutaneous injections, while the others are designed for intramuscular injections, depending on the patient’s body characteristics and the location of the injection.

        Giving an injection with a Biojector® 2000 system is easy and straightforward. The healthcare worker giving the injection checks the CO2 pressure on an easy-to-read gauge at the rear of the injector, draws medication up into a disposable plastic syringe using either a needle or the Vial Adapter, inserts the syringe into the Biojector® 2000, presses the syringe tip against the appropriate disinfected surface on the patient’s skin, and then presses an actuator, thereby injecting the medication. A thin stream of medication is expelled at high velocity through a precision molded, small diameter orifice in the syringe. The medication is injected at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired depth.

        The current suggested retail list price for the Biojector® 2000 professional jet injector is $675, and the suggested retail list price for Biojector® syringes is $0.67 each. CO2 cartridges are sold for a suggested retail price of $0.50 per cartridge and average ten injections per cartridge. Discounts are offered for volume purchases.

    Vitajet

        The Vitajet® is also made-up of two components, a portable injector unit and a disposable syringe. It is smaller and lower in cost than other products in the Company’s needle-free offering. The method of operation and drug delivery is similar to the Biojector®, except that the Vitajet® is powered by a spring rather than by CO2. It is designed for self-injection and the technology was acquired to fill a gap in the Company’s product line for a low-cost, home use, needle-free device. Vitajet®’s regulatory labeling limits its use to the injection of Insulin. A modified Vitajet®, called the cool.click™, has received regulatory clearance for injection of Serono’s human growth hormone Saizen®. In addition, a modified Vitajet® called the SeroJet™, has regulatory clearance for administering the Serono human growth hormone Serostim® for the treatment of Aids Wasting. The Company believes that the Vitajet® has the potential to achieve regulatory labeling for additional subcutaneous injections.

        The current suggested retail price for the Vitajet® needle-free injector is $250. A three month supply (13-count) of Vitajet® syringes is sold for a suggested retail price of $60.

        The Company has other products in development which are intended to address other markets or to enhance the Biojector® 2000 system. See “Research and Product Development.”

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

        In recent years, several spring-driven, needle-free injectors have been developed and marketed, primarily for injecting insulin. Current list prices for such injectors range from approximately $250 to $600 per injector. The Company believes that market acceptance of these devices has been limited due to a combination of the cost of the devices coupled with the difficulties of their use.

        Also in recent years, various versions of a “safety syringe” have been designed and marketed. Most versions of the safety syringe generally involve a standard or modified needle-syringe with a plastic guard or sheath surrounding the needle. Such covering is usually retracted or removed in order to give an injection. The intent of the safety syringe is to reduce or eliminate needlestick injuries. However, while the safety syringe is in use and before the needle has been covered, a safety syringe still poses a risk of needlestick injury. Additionally, some safety syringes require manipulation after injection and pose the risk of needlestick injury during that manipulation. Safety syringes are also often bulky and add to contaminated waste disposal costs.

        Two U.K. companies, Powderject Pharmaceuticals plc and Weston Medical plc, are developing devices that will likely compete with the Company’s jet injection products for certain applications. Neither of these companies has yet obtained regulatory clearance to market jet injection products that compete with the Company’s products.

        The Company’s primary sales and marketing objective is to form licensing and supply arrangements with leading pharmaceutical and biotechnology companies whose products the Biojector® technology provides either increased medical efficacy or a higher degree of market acceptance. Agreements under this type of arrangement would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to the Company’s products for a specific application or medical indication; ii) development fees if the Company is customizing one of its products for the customer or developing a new product; iii) milestone payments related to the customer’s progress in developing products to be used in conjunction with the Company’s products; and iv) product revenues from sale of the Company’s products to the customer pursuant to a supply agreement. Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company’s injectable pharmaceutical products, along with the Company’s products, to end-users.

        The Company’s current sales and marketing effort is limited primarily to the United States. Pursuing these marketing strategies, the Company intends to eventually expand into international markets.

        The Company intends to grow direct sales of its needle-free injection systems by focusing its direct sales force on the military and public health markets. To implement its direct sales and marketing efforts, the Company currently employs a national sales manager, one east coast sales representative, one customer service representative, four part-time nurse trainers and a product manager. Bioject’s direct sales efforts have resulted in the signing of public health agreements for the state of North Carolina, the New York City Middle Schools and the health departments in the states of New Mexico, Oklahoma and Illinois. The Company also has a national contract with the Visiting Nurses Associations of America to promote the use of the B-2000 system in the association’s flu immunization programs.

        Selling to new customers in the Company’s target markets is often a lengthy process. A new customer is typically adopting the Company’s products as a new technology. Accordingly, the purchase approval process usually involves a lengthy product evaluation process, including testing and approval by several individuals or committees within the potential customer’s organization and thorough cost-benefit analysis.

        The medical equipment market is highly competitive, and competition is likely to intensify. Many of the Company’s existing and potential competitors have been in business longer than the Company and have substantially greater technical, financial, marketing, sales and customer support resources. The Company believes the primary competition for the Biojector® 2000 system and other needle-free jet injection systems it may develop is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.07 to $0.15 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.20 to $0.50 per unit. The average price per injection with the B-2000 is approximately $0.60.

        The Company expects to compete with traditional needle-syringes and safety syringes based on issues of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and reduced cost of compliance with OSHA regulations and other legislation. Except in the case of certain safety syringes, the Company does not expect to compete with needle-syringes based on purchase cost alone. However, the Company believes that the B-2000 system will compete effectively based on overall cost when all indirect costs, including disposal of syringes and testing, treatment and workers’ compensation expense related to needlestick injuries, are considered.

        The Company is aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 ml. or less. These compete primarily with the Vitajet®. The Company is not aware of any competing products with regulatory approval that have features and benefits comparable to the B-2000 system. The Biojector is suitable for both intramuscular and subcutaneous injections of up to 1 ml. in the professional and home injection markets. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with the Company’s products. There can be no assurance that the Company will be able to compete successfully in this market. A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While the Company does not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

Patents and Proprietary Rights

        The Company believes that the technology incorporated in its currently marketed Biojector® 2000 and Vitajet® devices and single-dose disposable plastic syringes, as well as the technology of products under development, give it significant advantages over both the manufacturers of competing needle-free jet injection systems and over prospective competitors seeking to develop similar systems. The Company attempts to protect its technology through a combination of trade secrets, confidentiality agreements and procedures and patent prosecution.

        The Company has three U.S. patents, which were issued with respect to jet injection technology and that were incorporated in earlier versions of the Company’s jet injection systems and which expire from July 2007 to November 2008.

        The Company has a total of 22 U.S. patents granted and 13 foreign patents granted. These cover various devices and methods pertinent to the Company’s needle free technology. Additionally, five new U.S. patent applications have been filed on matters specifically related to single use, disposable devices currently under development. The Company has also filed eight new foreign applications on matters already covered by U.S. patents. The Company generally files patent applications in Canada, Europe and Japan at the times and under the circumstances that it deems filing to be appropriate in each of those jurisdictions. There can be no assurance that any patents applied for will be granted or that patents held by the Company will be valid or sufficiently broad to protect the Company’s technology or provide a significant competitive advantage. The Company also relies on trade secrets and proprietary know-how that it seeks to protect through confidentiality agreements with its employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or be developed independently by competitors. In addition, the laws of foreign countries may not protect the Company’s proprietary rights to its technology, including patent rights, to the same extent as the laws of the U.S.

        The Company believes that it has independently developed its technology and attempts to assure that its products do not infringe on the proprietary rights of others. However, if infringement of the proprietary rights of others is alleged and proved, there can be no assurance that the Company could obtain necessary licenses to that technology on terms and conditions that would not have an adverse affect on the Company. The Company is not aware of any asserted claim that the Biojector® 2000, Vitajet® or any product under development violates the proprietary rights of any third party.

        If a dispute arises concerning the Company’s technology, the Company could become involved in litigation that might involve substantial cost to the Company. Such litigation might also divert substantial management attention away from Company operations and into efforts to enforce the Company’s patents, protect its trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings, the Company could be subject to significant liabilities to third parties. The Company might also be required to seek licenses from third parties in order to manufacture or sell its products. The Company’s ability to manufacture and sell its products might also be adversely affected by other unforeseen factors relating to the proceeding or its outcome.

Government Regulation

        The Company’s products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the FDA administers the FFDCA and has adopted regulations to administer that Act. These regulations include regulations that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries, and certain malfunctions to the FDA. Manufacturing facilities and certain Company records are also subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and the related regulations. Noncompliance with the Act or its regulations can result in a variety of regulatory steps including warning letters, product detentions, device alerts or field corrections, mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

        Unless exempted by regulation, the FFDCA provides that medical devices may not be commercially distributed in the U.S. unless they have been cleared by the FDA. The FFDCA provides two basic review procedures for pre-market clearance of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FFDCA. Under Section 510(k), manufacturers provide the FDA with a pre-market notification (“510(k) notification”) of the manufacturer’s intent to begin marketing the product. In the 510(k) notification, the manufacturer must establish, among other things, that the product it plans to market is substantially equivalent to another legally marketed product. To be substantially equivalent, a proposed product must have the same intended use and be as safe and effective as a legally marketed device. Further, it may not raise questions of safety and effectiveness that are different from those associated with a legally marketed device. Marketing a medical device may commence when the FDA issues a letter finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission, that it be provided with animal and/or human test results.

        If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval (“PMA”) application. A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification. A PMA typically requires more extensive testing before filing with the FDA and a longer FDA review process.

        A 510(k) notification is required when a device is being introduced into the market for the first time. A 510(k) notification is also required when the manufacturer makes a change or modification to an already marketed device that could significantly affect the device’s safety or effectiveness, or when there is a major change or modification in the intended use of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would require filing a new 510(k) notification. FDA regulations provide only limited guidance in making this determination.

        The Company is developing the Iject System, a single or multi-use prefilled disposable injector for self injection and pre-filled Biojector syringes. The Company plans to seek arrangements with pharmaceutical and biotechnology companies to package their medications in pre-filled Biojector syringes. See “Research and Product Development.” Before pre-filled Biojector syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties if stored in the pre-filled syringe. It is current FDA policy that such pre-filled syringes are evaluated by the FDA as drugs rather than medical devices. In order to market pre-filled syringes, pharmaceutical companies will be required to gain prior clearance from the FDA by means of a new or amended Drug Application (“NDA”) or an Abbreviated New Drug Application (“ANDA”). An NDA is a complex submission required to establish that a drug will be safe and effective for its intended uses. An ANDA is a less detailed process which does not require, among other things, that the applicant provide complete reports of preclinical and clinical studies of safety and efficacy as are required for NDAs. Assuming that the drugs used in the pre-filled syringes have previously been approved by the FDA for injection, the Company believes that the FDA will likely require ANDAs, rather than NDAs, to be submitted. The Company believes that if a drug intended to be used in the Company’s pre-filled syringe was already the subject of an approved NDA or ANDA for intramuscular or subcutaneous injection, then the main issue affecting clearance for use in the pre-filled syringe would be the ability of the syringe to store the drug, assure its stability until used and safely deliver the proper dose.

        The FDA also regulates the Company’s quality control and manufacturing procedures. It requires the Company and its contract manufacturers to demonstrate compliance with current Good Manufacturing Practices (“GMP”) Regulations. These regulations require, among other things, that i) the manufacturing process must be regulated and controlled by the use of written procedures, and ii) the ability to produce devices which meet the manufacturer’s specifications must be validated by extensive and detailed testing of every aspect of the process. GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. The FDA’s interpretation and enforcement of these requirements has been increasingly strict in recent years and will likely continue to be at least as strict in the future. Failure to adhere to GMP requirements would cause the products produced by the Company to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting them to periodic FDA inspections of manufacturing facilities. If the inspector observes conditions that might be violated, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise, the manufacturer may face potential regulatory action which might include physical recall of the product from the marketplace.

        In August 1998, the Company’s manufacturing facility was inspected by the FDA for compliance with Good Manufacturing Practices. The Company received no inspectional observations as a result of the inspection.

        The FDA’s Medical Device Reporting Regulation requires that the Company provide information to the FDA if any death or serious injuries alleged to have been associated with the use of the Company’s products occur. Any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to occur must also be reported. In addition, FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believes that the Company is not in compliance with these regulations, it may institute proceedings to detain or seize products, issue a product recall, seek injunctive relief or assess civil and criminal penalties against the violating company.

        The use and manufacture of the Company’s products are subject to OSHA and other federal, state and local laws and regulations that relate to such matters as: i) safe working conditions for healthcare workers and Company employees; ii) manufacturing practices; iii) environmental protection and disposal of hazardous or potentially hazardous substances; and iv) the policies of hospitals and clinics relating to complying with these laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with these laws, regulations or policies in the future, or that such laws, regulations or policies will not increase the costs or restrictions on the use of the Company’s products or otherwise have a materially adverse effect upon the Company’s ability to do business.

        Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretation. There can be no assurance that future changes in regulations or interpretations made by the FDA, OSHA or other regulatory bodies, will not adversely affect the Company.

        Sales of medical devices outside of the United States are subject to foreign regulatory requirements. The requirements for obtaining pre-market clearance by a foreign country may differ from those required for FDA clearance. Devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization. FDA authorization is generally required in order to export other medical devices.

        In June 1998, the Company received certification from TUV Product Services for the Company’s quality system, which meets the requirements of ISO 9001 and EN 46001. In November 1999, the Company received certification from TUV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive. This certification allows the Company to label its products with the CE Mark and sell them in the European Community.

Research and Product Development

        Research and development efforts are focused on enhancing the Company’s current product offerings and on developing new needle-free injection products. The Company uses clinical, magnetic resonance imaging and tissue studies to determine the reliability and performance of new and existing products. As of March 31, 2001, the Company’s research and product development staff, including clinical and regulatory staff members, consisted of ten employees and two outside contractors.

        The Company’s devices are currently being used in more than 35 clinical studies, both within and outside of the United States, of which 25 are DNA-related clinical research projects. These research projects are being conducted by companies leading the development of DNA-based medications as well as by the leading universities and governmental institutions conducting research in this area. The Company participates in these clinical collaborations under Research Agreements that provide the clinical researchers access to both existing and developing Biojector technology and to the Company’s clinical research staff. Under these agreements, the Company is typically granted access to the results of the study as they pertain to the effectiveness of the Company’s products.

        Developing DNA-based preventative and therapeutic treatments for a variety of diseases is a very active and growing area of medical research. Researchers hope to develop DNA-based treatments for diseases that have previously not been treatable as well as DNA-based alternatives to therapies currently used in the treatment of other diseases. Most DNA therapies currently being developed require injecting the medication either intramuscularly (into the muscle tissue) or intradermally (just under the skin). The Biojector® 2000 is currently the only jet injection device cleared by the FDA for intramuscular injections. The Company has developed an adapter for the Biojector syringe to allow the device to consistently deliver intradermal injections. This adapter is being used in clinical studies to deliver intradermal injections. Initial studies show the adapter to be effective. This adapter has not been cleared by the FDA to be marketed for intradermal injections and is not currently submitted to the FDA to gain clearance for those claims. If the Company’s jet injection technology is proven to enhance the performance of DNA-based medications, this area of medicine could present a significant opportunity for the Company to license its products to pharmaceutical and biotechnology companies for use in conjunction with their DNA-based medications. There can be no assurance that further clinical studies will prove conclusively that the Company’s technology is more effective in delivering DNA-based medications than alternative delivery systems that are either currently available or that may be developed in the future. Further, there can be no assurance, should the Company’s technology prove to be more effective in delivering DNA-based medications, that regulatory clearance will be gained to deliver any DNA-based medications using the Company’s products. Further, should intradermal delivery of DNA-based medications be critical to effective delivery of those compounds, there is no assurance that the Company will gain regulatory clearance for intradermal delivery DNA-based medications with its products.

        A primary focus of the Company’s product development efforts is on developing a new generation of personal injectors (the “Iject”) that are being designed to be smaller, disposable, more lightweight and less costly. These devices will target the growing market for patients administering their own injections in the home. The Company is seeking collaborations with pharmaceutical and biotechnology companies that will help fund the cost of this new generation of products.

        The Iject is a small, lightweight, gas-powered injection system designed for home or professional use. This system has two versions, one is a pre-filled, single-use disposable injector, and the other is a reusable injector that accepts pre-filled medication cartridges.

        The Iject is a versatile injection system that can be adapted to deliver subcutaneous, intramuscular, and intradermal injections, as well as a variety of injection volumes. Key design elements of the Iject, such as injection pressure and orifice geometry, are closely based on the field-proven Biojector technology. Because the Iject features a pre-filled syringe, it is designed to be a customized delivery system for specific injected medications and vaccines. Bioject intends to license the Iject technology to pharmaceutical and biotechnology companies who wish to improve the delivery of their injected products.

        Bioject’s leading Iject project is a disposable Iject licensed to Amgen for an undisclosed indication. Amgen has licensed the disposable Iject technology from Bioject for two medical indications, and holds options to license the technology for additional indications. Bioject has also licensed the Iject to AngioSense for delivery of injections directly into the cardiovascular system during surgical procedures. This version of the Iject is called the Aject. AngioSense is developing a surgical system around the Aject to deliver angiogenic compounds (compounds that promote the growth of new blood vessels.

        Bioject anticipates producing a whole family of Iject devices, each specially customized for the delivery of specific injected drugs and vaccines. Bioject will license the Iject technology to pharmaceutical and biotechnology companies for many different non-competing products. Bioject believes that licensing the Iject technology to a drug company partner creates a mutually beneficial relationship. The partner benefits by packaging their injected product in an attractive, non-threatening format that patients will prefer over competing products delivered with needles. In addition, Bioject’s technology offers clear benefits and low developmental risk—the Iject system does not require a reformulation of the injected product’s chemistry in order to work, unlike patches or inhalation-based drug delivery methods.

        Bioject benefits by having the partner’s sales and marketing organization promoting Bioject’s needle-free injection technology. In this way, the partner takes on the responsibility of educating healthcare professionals and patients about the benefits of needle-free injection. Also, the Company believes the strong, established sales organizations of the pharmaceutical industry will be able to drive large volumes of sales.

        The Company is also focusing product development efforts on developing pre-filled syringes for use with its B-2000 product and with other needle-free injectors presently being developed. When the pre-filled technology is perfected, the Company intends to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications, pre-packaged in Biojector pre-filled syringes. Purchasing syringes already filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector syringe. Before pre-filled Biojector syringes may be distributed for use in the U.S., pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner. This process could be lengthy. In addition, the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See “Governmental Regulation.” There can be no assurance that pharmaceutical or biotechnology companies will be willing to commit efforts to develop pre-filled packaging and pursue regulatory clearance or that regulatory clearance of pre-filled Biojector syringes will be obtained. Further, if such companies are willing to commit efforts and resources to gaining regulatory clearance to package and distribute their drugs in Biojector pre-filled syringes, there can be no assurance as to the number of drugs that will prove chemically and pharmacologically stable in a Biojector pre-filled syringe or of the number of drugs that will prove to be safe and effective for their intended use when packaged, stored and delivered in this manner.

Manufacturing

        The Company assembles the Biojector® 2000, the Vitajet®, and related syringes from components purchased from outside suppliers. In fiscal 2001, the Company also commenced production of limited quantities of cool.click™, the modified Vitajet® for human growth hormone. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for the Company’s products. Further, while the Company believes that it continues to maintain supplier relationships that will provide sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required by the Company to operate efficiently and profitably.

Employees

        As of March 31, 2001, the Company had 42 full-time employees, with 10 employees engaged in research and product development, four in sales and marketing, two in technical product support, 17 in manufacturing, and nine in administration. The Company engages a limited number of part-time consultants who assist with research and development and sales and marketing activities. As of March 31, 2001, there were two consultants and four per diem nurses on contract with the Company. None of the Company’s employees are represented by a labor union.

Product Liability

        The Company believes that its products reliably inject medications both subcutaneously and intramuscularly when used in accordance with product guidelines. The Company’s current insurance policies provide coverage at least equal to an aggregate limit of $11 million with respect to certain product liability claims. The Company has experienced one product liability claim to date, and does not expect to incur significant liability pursuant to that claim. See Item 3. “Legal Proceedings.” There can be no assurance, however, that the Company will not become subject to more such claims, that the Company’s current insurance would cover such claims, or that insurance will continue to be available to the Company in the future. The Company’s business may be adversely affected by product liability claims.

ITEM 2.    PROPERTIES

        The Company’s principal offices are located in Portland, Oregon in approximately 23,000 square feet of leased office and manufacturing space. The lease, which expires in September 2002, has a five-year renewal option. The monthly minimum lease obligation for this facility is approximately $16,000. This facility includes the Company’s sales and administration offices, research and engineering facilities, and manufacturing facilities, that include a clean room assembly area, assembly line, testing facilities and warehouse area.

        The Company leases additional warehouse space totaling approximately 5,000 square feet for finished goods storage and shipments to customers. This lease, which also expires in September 2002, has a five-year renewal option, and minimum monthly lease obligations totaling $2,000.

        The Company believes its current facilities will be sufficient to support its manufacturing operations for the next three to five fiscal years. As the Company requires additional space to accommodate growth in its sales, administration and manufacturing activities, it is the Company’s intention to lease additional facilities as required. The Company believes that, if necessary, it will be able to obtain facilities at rates and under terms comparable to those of the current leases.

ITEM 3.    LEGAL PROCEEDINGS

        In April 1998, the Company was named as co-defendant in a product liability suit alleging injury and unspecified damages in excess of $50,000 to the plaintiff in connection with an injection administered using the B-2000. The case, Donovan vs. Bioject Inc. et al, case number 19-C0-99-8265, was brought before the Dakota County District Court in Hastings, Minnesota. In May 2000, the suit was dismissed by the trial court. The plaintiff appealed the trial court’s decision, but the Company prevailed. The plaintiff may petition for review by the Minnesota Supreme Court and if so, the Company intends to defend this matter vigorously but cannot be certain of the outcome.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since September 29, 1999, the Company’s Common Stock has been traded on the Nasdaq SmallCap Market under the Symbol “BJCT.” Prior to that time, it had traded on the Nasdaq National Market. On October 13, 1999, the Company effected a 1:5 reverse stock split. The reverse split reduced the number of common shares outstanding from approximately 29 million to 5.8 million. The following table sets forth the high and low closing sale prices of the Company’s Common Stock on the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable.

Fiscal Year Ended March 31, 2000	High	Low
Quarter 1	$ 4.69	$2.66
Quarter 2	2.97	1.72
Quarter 3	9.50	1.19
Quarter 4	20.00	7.88

Fiscal Year Ended March 31, 2001	High	Low
Quarter 1	$11.25	$5.06
Quarter 2	10.00	5.44
Quarter 3	7.69	5.00
Quarter 4	11.19	6.88

        As of June 11, 2001, there were 614 shareholders of record and approximately 9,200 beneficial shareholders.

        The Company has not declared any dividends during its history and has no intention of declaring a dividend in the foreseeable future.

        In July and August 2000, the Company issued a total of 1.43 million shares of its common stock at an average price of $7.76 per share for total proceeds to the Company of $10.3 million, net of offering costs. In connection with this issuance, the Company issued two warrants exercisable for a total of 143,323 shares of its common stock at an average exercise price of $8.03 per share. The warrants are immediately exercisable and expire in July 2005 and August 2005.

        In November 2000, the Company issued a warrant exercisable for 10,000 shares of its common stock at a value of $64,500 in exchange for services. In addition, the Company issued 12,000 shares of its common stock with a value of $131,250 to an employee of the Company on March 30, 2001 in connection with the terms of an asset purchase agreement.

        Subsequent to year end, in May and June 2001, the Company issued a total of 1.63 million shares of its common stock at $10.00 per share for total proceeds to the Company of approximately $15 million, net of offering costs. In connection with these issuances, the Company issued warrants exercisable for a total of 374,900 shares of its common stock at an average exercise price of $11.20 per share. The warrants are immediately exercisable and expire in May and June 2006.

        In December 2000, the Company authorized a one-time grant of restricted stock to all current non-employee directors. Accordingly, Edward L. Flynn, William A. Gouveia, Sandra Panem, Grace Keeney Fey, Eric T. Herfindal, Richard J. Plestina and John Ruedy, M.D. each received 3,500 shares of common stock with a value of $5.94 per share.

        All of the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The statement of operations and balance sheet data set forth below for the five fiscal years in the period ended March 31, 2001, have been derived from the consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the detailed consolidated financial statements and notes thereto included elsewhere in this Report.

SUMMARY FINANCIAL INFORMATION
(in thousands, except per share data)

	For the year ended March 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data
Revenues	$ 2,033	$ 1,280	$ 2,697	$ 2,070	$ 2,391
Operating expenses	7,754	5,726	5,471	6,196	6,793
Loss from continuing operations allocable to common shareholders	(6,025)	(5,484)	(4,064)	(4,518)	(4,296)
Income (loss) from discontinued operations	—	2,403	(3,012)	(12,111)	—
Net loss allocable to common shareholders	(6,025)	(3,081)	(7,076)	(16,629)	(4,296)
Basic and diluted loss per common share from continuing operations	(0.82)	(0.94)	(0.72)	(0.98)	(1.29)
Basic and diluted loss per common share from discontinued operations	—	(0.08)	(0.53)	(2.61)	—
Basic and diluted gain per common share from sale of discontinued operations	—	0.49	—	—	—
Basic and diluted loss per common share	(0.82)	(0.53)	(1.25)	(3.59)	(1.29)
Shares used in per common share calculations	7,339	5,834	5,663	4,630	3,341

	March 31,
	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data
Working capital	$12,871	$ 6,931	$ 3,038	$ 3,019	$ 2,858
Total assets	17,989	9,814	8,591	6,978	7,088
Shareholders’ equity	16,674	8,837	5,748	5,975	5,766

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Bioject develops, manufactures and markets jet injection systems for needle-free drug delivery. The Company licenses its technology to leading pharmaceutical and biotechnology companies for whose products the Company’s technology provides increased medical efficacy or enhanced market acceptance. The Company also sells its products directly to healthcare providers.

        In fiscal 2001, the Company focused its sales and marketing efforts on entering into and expanding licensing and supply arrangements with leading pharmaceutical and biotechnology companies. The Company targeted its direct sales efforts toward the U.S. military and public health organizations..

        In fiscal 2001, the Company’s clinical research efforts were aimed primarily at clinical research collaborations in the area of DNA-based vaccines and medications. Product development efforts focused primarily in three areas: i) developing self-injectors targeted for the home use market, through continuing development of the Iject; ii) developing pre-filled syringes for use with the B-2000 and with other needle-free injectors presently being developed; and iii) furthering development of the intradermal adapter for the B-2000.

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

        The Company does not expect to report net income from operations in fiscal 2002.

Results of Operations

        Product sales increased to $1.4 million in fiscal 2001 from $702,000 in fiscal 2000 and $653,000 in fiscal 1999. Product sales in each of the three fiscal years consisted primarily of sales to public health and flu immunization clinics. The increase in fiscal 2001 is primarily due to increases in unit sales volumes for B-2000 and cool.click™ devices and syringes primarily to existing customers. The increase in fiscal 2000 is primarily attributable to an increase in new customer sales in states where needle safety legislation was enacted, as well as to increases in unit volume with existing customers.

        License and technology fees increased to $658,000 in fiscal 2001 from $578,000 in fiscal 2000 and decreased from $2.0 million in fiscal 1999. The increase in fiscal 2001 compared to fiscal 2000 is primarily due to the timing of various licensing fees received from existing strategic corporate partnership agreements. In addition, during the third quarter of fiscal 2001, the Company amended its agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone using a customized version of Bioject’s Vitajet® needle-free delivery system. In addition, Serono was given exclusive worldwide rights to the Vitajet® to AIDS wasting applications. In exchange for the exclusive worldwide licenses, the Company received licensing and technology fees, which are recognizable over the life of the agreement.

        The fiscal 1999 license and technology fees consisted primarily of development revenues for work on the pre-filled syringe technology under the Elan agreement, which was terminated in fiscal 2000, and licensing fees received under the July 1998 agreement with Merck, which was terminated in fiscal 1999.

        Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. Manufacturing expense increased to $2.8 million in fiscal 2001 from $1.8 million in fiscal 2000 and $2.0 million in fiscal 1999. The increase in fiscal 2001 is due to increased sales volume of B-2000 and cool.click™ devices and syringes, and production costs related to the commercialization of the cool.click™. In addition, the Company expensed $379,000 on the disposal of specialized fixed assets no longer being utilized by the Company. Production costs and levels in fiscal 2000 were relatively consistent with costs and levels in fiscal 1999.

        Research and development expense increased to $2.1 million in fiscal 2001 from $1.3 million in fiscal 2000 and $1.0 million in fiscal 1999. The increase in fiscal 2001 compared to fiscal 2000 is primarily due to increased activity associated with the development of the Iject disposable and multi-use injectors and increased clinical studies and related activities. The increase in research and development costs in fiscal 2000 from fiscal 1999 was primarily due to increased activity in the development of the disposable injector, pre-filled syringes, and the intradermal spacer.

        Selling, general and administrative expense increased to $2.9 million in fiscal 2001 from $2.5 million in both fiscal 2000 and 1999. Increased payroll and related expenses, travel, consulting and accounting related fees and compensation expenses associated with the issuance of warrants and restricted stock accounted for the increase in fiscal 2001 compared to fiscal 2000 and 1999.

        Interest income increased to $849,000 in fiscal 2001 from $126,000 in fiscal 2000 and $122,000 in fiscal 1999. The increase in fiscal 2001 is due to increased cash balances, which resulted from net proceeds of $10.3 million from the private placement of 1.43 million shares of common stock in July and August 2000.

        Loss from discontinued operations in fiscal 2000 and 1999 relates to the operating loss from the Company’s former operations to develop and commercialize blood glucose monitoring technology, the license to which was sold in June 1999.

        Gain on sale of discontinued operations of $2.9 million in fiscal 2000 represents the gain recognized from the sale of the Company’s blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party on June 30, 1999.

Liquidity and Capital Resources

        Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, exercises of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through March 31, 2001 total approximately $79.4 million. In addition, in May and June 2001, the Company issued 1.63 million shares of its common stock in two private placements for $10.00 per share, for total proceeds, net of offering costs of approximately $15 million.

        Cash and cash equivalents and marketable securities increased to $15.1 million at March 31, 2001 from $6.9 million at March 31, 2000. The increase resulted from net proceeds of approximately $10.3 million from the private placement of 1.43 million shares of our common stock during July and August 2000 and $2.1 million from the exercise of common stock options and warrants, offset by operating cash requirements of $3.9 million and capital asset purchases of $299,000.

        Accounts receivable increased to $440,000 at March 31, 2001 from $127,000 at March 31, 2000. The increase is due to an increase in product sales during fiscal 2001 compared to fiscal 2000. Included in the balance at March 31, 2001 was $345,000 due from two customers, $236,000 of which was received in April 2001.

        Inventories increased to $1.0 million at March 31, 2001 compared to $833,000 at March 31, 2000. The increase is due to additional purchases of raw materials for the commercialization of the cool.click™ and SeroJet™.

        Non-current receivables relate to the sale of used machinery and equipment for approximately $30,000. Approximately $9,500 is related to the current portion, which is included in the accounts receivable balance.

        Accounts payable increased to $323,000 at March 31, 2001 from $195,000 at March 31, 2000. The increase is the result of increased production volume and research and development activities.

        Deferred revenue primarily relates to licensing fees due from Serono pursuant to their agreement.

        Long term leases payable relate to the purchase of new machinery and equipment for approximately $31,000. Approximately $10,046 is related to the current portion, which is included in the accounts payable balance.

        In December 2000, the Company authorized a one-time grant of restricted stock to all current non-employee directors. Each of the seven directors received 3,500 shares of common stock, which vests 50% on December 7, 2001 and 50% on December 7, 2002. The Company recorded deferred compensation of $145,000 related to the restricted stock grants, which is being charged against income over the 24 month vesting period.

        The Company has fixed commitments for facilities rent and equipment leases, which total approximately $241,000 for fiscal 2002.

        The Company believes that cash position at March 31, 2001, combined with the subsequent equity financings, future revenues and other cash receipts will be sufficient to fund the Company’s operations through fiscal 2005. In addition, the Company is pursuing a number of additional financing sources. Even if the Company is successful in raising additional financing, unforeseen costs and expenses or lower than anticipated cash receipts from product sales or research and development activities could accelerate or increase the financing requirements. The Company has been successful in raising additional financing in the past and believes that sufficient funds will be available to fund future operations. However, there can be no assurance that the Company’s efforts will be successful, and there can be no assurance that such financing will be available on terms which are not significantly dilutive to existing shareholders. Failure to obtain needed additional capital on terms acceptable to the Company, or at all, would significantly restrict the Company’s operations and ability to continue product development and growth and would have a material adverse affect the Company’s business. The Company has no banking line of credit or other established source of borrowing.

New Accounting Pronouncements

        In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 138”). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, the adoption of SFAS 137 and 138 did not have a material impact on its financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”). SAB 101 summarized certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which deferred the implementation date of SAB 101 until October 1, 2000. The adoption of SAB 101 did not have a significant impact on the Company’s financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        No disclosure is required under this item.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Bioject Medical Technologies Inc:

        We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries, as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S /    ARTHUR ANDERSEN LLP

Portland, Oregon

April 27, 2001 (except with respect to the matter discussed in Note 9, as to which the date is June 7, 2001)

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 6,254,544	$ 6,883,524
Short-term marketable securities	5,933,664	—
Accounts receivable, net of allowance for doubtful accounts of $41,000 and $20,000	439,809	126,634
Inventories	1,019,601	833,416
Other current assets	155,174	64,806

Total current assets	13,802,792	7,908,380

Long-term marketable securities	2,869,031	—
Noncurrent receivable	11,540	—

Property and equipment, at cost:
Machinery and equipment	2,225,427	2,320,197
Production molds	1,159,103	2,060,977
Furniture and fixtures	179,312	175,210
Leasehold improvements	98,450	94,115
Assets in process	95,604	—

	3,757,896	4,650,499
Less—accumulated depreciation	(3,075,098)	(3,307,367)

	682,798	1,343,132
Other assets	622,850	562,795

Total assets	$17,989,011	$ 9,814,307

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 323,356	$ 194,605
Accrued payroll	271,146	309,160
Other accrued liabilities	235,263	377,166
Deferred revenue	101,640	96,727

Total current liabilities	931,405	977,658

Long-term liabilities:
Long-term lease payable	16,114	—
Deferred revenue	367,289	—

Commitments (Note 7)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible—692,694 shares, $15 stated value	13,453,593	12,305,533
Series C Convertible—391,830 shares, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 8,144,973 and 6,305,671 shares at March 31, 2001 and March 31, 2000	67,902,703	55,188,623
Accumulated deficit	(67,082,093)	(61,057,507)

Total shareholders’ equity	16,674,203	8,836,649

Total liabilities and shareholders’ equity	$17,989,011	$ 9,814,307

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended March 31,
	2001	2000	1999
Revenue:
Net sales of products	$1,375,367	$ 701,991	$ 653,326
Licensing/technology/development fees	657,658	578,273	2,043,841

	2,033,025	1,280,264	2,697,167

Operating expenses:
Manufacturing	2,768,581	1,847,152	1,981,923
Research and development	2,083,493	1,330,224	978,683
Selling, general and administrative	2,901,920	2,548,281	2,510,485

Total operating expenses	7,753,994	5,725,657	5,471,091

Operating loss	(5,720,969)	(4,445,393)	(2,773,925)

Interest income	849,390	125,561	122,020
Other expense	(4,947)	—	—

	844,443	125,561	122,020

Loss before income taxes	(4,876,526)	(4,319,832)	(2,651,905)
Provision for income taxes	—	—	—

Loss from continuing operations before preferred stock dividend	(4,876,526)	(4,319,832)	(2,651,905)
Preferred stock dividend	(1,148,060)	(1,164,519)	(1,412,341)

Loss from continuing operations allocable to common shareholders	(6,024,586)	(5,484,351)	(4,064,246)
Loss from discontinued operations allocable to common shareholders	—	(449,790)	(3,608,928)
Gain on sale of discontinued operations allocable to common shareholders	—	2,852,667	—
Minority interest allocation	—	—	597,000

Gain (loss) from discontinued operations allocable to common shareholders	—	2,402,877	(3,011,928)

Net loss allocable to common shareholders	$(6,024,586)	$(3,081,474)	$(7,076,174)

Basic and diluted loss per common share from continuing operations	$ (0.82)	$ (0.94)	$ (0.72)

Basic and diluted loss per common share from discontinued operations	$ —	$ (0.08)	$ (0.53)

Basic and diluted income per common share from sale of discontinued operations	$ —	$ 0.49	$ —

Basic and diluted net loss per common share	$ (0.82)	$ (0.53)	$ (1.25)

Shares used in per share calculations	7,338,832	5,834,177	5,663,048

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock						Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Series A		Series B		Series C		Accumulated Shares	Amount
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 1998	692,694	$ 7,826,157	134,333	$1,491,289	—	$ —	$5,100,608	$47,557,297	$(50,899,859)	$ 5,974,884
Issuance of common stock pursuant to warrant exercises	—	—	—	—	—	—	618,012	2,642,221	—	2,642,221
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	71,627	326,711	—	326,711
Issuance of warrants in exchange for services	—	—	—	—	—	—	—	32,242	—	32,242
Issuance of common stock for acquisition of assets	—	—	—	—	—	—	12,000	35,640	—	35,640
Preferred stock dividend	—	1,336,868	—	75,473	—	—	—	—	—	1,412,341
Issuance of preferred stock pursuant to joint venture agreement	—	—	—	—	391,830	2,400,000	—	—	—	2,400,000
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(7,076,174)	(7,076,174)

Balance at March 31, 1999	692,694	9,163,025	134,333	1,566,762	391,830	2,400,000	5,802,247	50,594,111	(57,976,033)	5,747,865
Reverse split on October 13, 1999	—	—	—	—	—	—	57	—	—	—
Issuance of common stock pursuant to warrant exercises	—	—	—	—			371,298	3,172,820	—	3,172,820
Issuance of common stock pursuant to stock option exercises	—	—	—	—			51,273	208,600	—	208,600
Compensation expense related to stock option grants	—	—	—	—	—	—	—	24,233	—	24,233
Issuance of common stock in exchange for services	—	—	—	—			15,000	131,156	—	131,156
Issuance of common stock to strategic partner	—	—	—	—			65,796	1,468,930	—	1,468,930
Preferred stock dividend	—	1,145,654	—	18,865	—	—	—	—	—	1,164,519
Amendment to Elan Agreement setting fixed conversion price and conversion of Series B into common stock warrants	—	1,996,854	(134,333)	(1,585,627)	—	—	—	(411,227)	—	—
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(3,081,474)	(3,081,474)

Balance at March 31, 2000	692,694	12,305,533	—	—	391,830	2,400,000	6,305,671	55,188,623	(61,057,507)	8,836,649
Issuance of common stock pursuant to warrant exercises	—	—	—	—	—	—	317,076	1,973,113	—	1,973,113
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	25,590	96,774	—	96,774
Compensation expense related to stock option grants	—	—	—	—	—	—	—	24,030	—	24,030
Issuance of common stock in exchange for services	—	—	—	—	—	—	63,411	297,492	—	297,492
Issuance of common stock and warrants in a private	—	—	—	—	—	—	—	—	—	—
placement in July and August 2000, net of offering costs	—	—	—	—	—	—	1,433,225	10,322,671	—	10,322,671
Preferred stock dividend	—	1,148,060	—	—	—	—	—	—	—	1,148,060
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(6,024,586)	(6,024,586)

Balance at March 31, 2001	692,694	$13,453,593	—	$ —	391,830	$2,400,000	8,144,973	$67,902,703	$(67,082,093)	$16,674,203

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss allocable to common shareholders	$(6,024,586)	$(3,081,474)	$(7,076,174)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Net loss from discontinued operations	—	449,790	3,011,928
Gain on sale of discontinued operations	—	(2,852,667)	—
Compensation expense related to stock options	24,030	24,233	—
Contributed capital for services	297,492	131,156	32,242
Loss on disposal of assets	384,312	—	—
Depreciation and amortization	623,402	730,796	707,494
Preferred stock dividends	1,148,060	1,164,519	1,412,341
Changes in operating assets and liabilities:
Accounts receivable	(313,175)	178,430	(151,343)
Inventories	(186,185)	417,770	640,784
Other current assets	(80,868)	(11,207)	21,693
Accounts payable	118,706	3,929	(306,505)
Accrued payroll	(38,014)	173,715	(82,979)
Other accrued liabilities	(141,903)	(490,830)	(222,734)
Deferred revenue	372,202	96,727	(10,000)

Net cash used in operating activities of continuing operations	(3,816,527)	(3,065,113)	(2,023,253)
Net cash provided by (used in) operating activities of discontinued operations	—	1,920,604	(1,102,875)

	(3,816,527)	(1,144,509)	(3,126,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(16,406,023)	—	—
Maturity of marketable securities	7,603,328	—	—
Purchase of Marathon Stock	—	(331,456)	—
Capital expenditures of continuing operations	(298,755)	(98,516)	(76,578)
Capital expenditures of discontinued operations	—	—	(281,729)
Proceeds from sale of capital equipment	9,357	—	—
Other assets and non-current receivables	(108,097)	(66,656)	(111,025)

Net cash used in investing activities	(9,200,190)	(496,628)	(469,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on capital lease obligations	(4,821)	—	—
Cash proceeds from the sale of Series C Preferred stock	—	2,400,000	—
Cash proceeds from the sale of common stock	12,392,558	4,850,350	2,968,932

Net cash provided by financing activities	12,387,737	7,250,350	2,968,932

Increase (decrease) in cash and cash equivalents	(628,980)	5,609,213	(626,528)
Cash and cash equivalents:
Beginning of period	6,883,524	1,274,311	1,900,839

End of period	$6,254,544	$6,883,524	$1,274,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stock subscription receivable	$ —	$ —	$2,400,000
Equipment sold in exchange for note receivable	27,000	—	—
Equipment purchased with capital lease	30,980	—	—
Purchase of fixed assets for stock	—	—	35,640

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY:

General

        The consolidated financial statements of Bioject Medical Technologies Inc. (the “Company”), include the accounts of Bioject Medical Technologies Inc. (“BMTI”), an Oregon corporation, and its wholly owned subsidiaries, Bioject Inc., an Oregon corporation (“Bioject”), and Marathon Medical Technologies Inc. (“Marathon”) (formerly Bioject JV Subsidiary Inc.), an Oregon corporation. All significant intercompany transactions have been eliminated. All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

        The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free drug delivery systems. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. Since its inception, the Company has incurred operating losses and at March 31, 2001, had an accumulated deficit of approximately $67.1 million. The Company’s revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from limited product sales of the B-2000 devices and syringes.

Factors That May Affect Future Results of Operations

        Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future, the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company’s business.

        To date, the Company’s revenues have not been sufficient to cover manufacturing and operating expenses. However, the Company believes that if its products attain significantly greater general market acceptance and if the Company is able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, the Company’s product sales volume will increase. Significantly higher product sales volumes will allow the Company to realize volume-related manufacturing cost efficiencies. This, in turn, will result in a reduced costs of goods as a percentage of sales, eventually allowing the Company to achieve positive gross profit. The Company believes that positive gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies will eventually allow the Company to operate profitably.

        The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company’s products, its ability to attain volume-related and automation-related manufacturing efficiencies, and the impact of inflation on the Company’s manufacturing and other operating costs. There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur.

2.    ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

        Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate debt instruments. The Company’s marketable securities are classified as “held to maturity.” See Note 3.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

March 31,	2001	2000
Raw materials and components	$ 579,476	$253,120
Work-in-process	0	3,764
Finished goods	440,125	576,532

	$1,019,601	$833,416

Property and Equipment

        For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Furniture and Fixtures	5 years
Machinery and Equipment	7 years
Computer Equipment	3 years
Production Molds	5 years

        Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

Other Assets

        Other assets include costs incurred in the patent application process, totaling $781,000 and $673,000 at March 31, 2001 and 2000, respectively. These costs are amortized on a straight-line basis over 17 years. Accumulated amortization totaled $266,000 and $227,000 at March 31, 2001 and 2000, respectively. Amortization expense related to the patents was $40,000 for the year ended March 31, 2001 compared to $30,000 for the years ended March 31, 2000 and March 31, 1999.

        Also included in other assets is $134,000 related to the cost of certain molds, tooling, patent rights and customer lists acquired from Vitajet Corporation in 1998, which is being amortized over 15 years. Accumulated amortization related to these assets was $27,000 and $18,000 at March 31, 2001 and 2000, respectively. Amortization expense totaled $9,000 for the years ended March 31, 2001 and 2000.

Accounting for Long-Lived Assets

        Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of” requires the Company to review its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In fiscal 2001, the Company wrote off $379,000 of specialized fixed assets that were no longer utilizable and are reflected in manufacturing expense.

Revenue Recognition for Product Sales

        The Company records revenue from sales of its products upon delivery and when title and risk of loss have passed to the customer. In fiscal 2001 two customers accounted for 25% and 12%, respectively of net product sales. In fiscal 2000 one customer accounted for 10% of net product sales. No customers accounted for greater then 10% of net product sales in fiscal 1999. At March 31, 2001, accounts receivable from two customers

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for 78% of total accounts receivable. At March 31 , 2000 and 1999, accounts receivable from one customer (different for each period) accounted for 51%, and 68%, respectively, of total accounts receivable.

Research and Development and Licensing/Technology/Development Revenues

        Prior to December 1999, licensing fees were recognized as revenue when due and payable since such fees were non-refundable and imposed no future performance requirements or other obligations on the Company. In December 1999, the SEC Staff issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” In accordance with SAB 101, all licensing revenue subsequent to December 1999 is recognized over the term of the license agreement. There was no cumulative effect of such accounting change since, as of December 1999, all prior licensing agreements had been terminated.

        Product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred. Expenditures for research and development are charged to expense as incurred.

        Significant licensing and technology development agreements are summarized as follows:

    Serono

        In December 1999, Bioject and Serono Laboratories, Inc. (“Serono”), the U.S. affiliate of Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, announced an exclusive license agreement in the U.S. and Canada to deliver Serono’s, Saizen® recombinant human growth hormone with a customized version of Bioject’s Vitajet® needle-free delivery system. In connection with the agreement, Serono paid a license fee to Bioject and signed a definitive supply agreement that commenced upon FDA clearance. The license fee is being recognized over the term of the agreement.

        During the third quarter of fiscal 2001, the Company amended its agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone using a customized version of Bioject’s Vitajet® needle-free delivery system. In addition, Serono was given exclusive worldwide rights to use a customized version of the Vitajet® for AIDS wasting applications. In exchange for the exclusive worldwide licenses, the Company received licensing and technology fees, which are being recognized over the term of the agreement.

    AngioSense

        In October 1999, Bioject announced a strategic alliance with AngioSense, Inc. (“AngioSense”) to jointly develop innovative delivery systems to treat cardiovascular disease. Bioject’s needle-free drug delivery systems will be modified for delivering bio-therapeutic solutions as a surgical instrument for minimally invasive surgical procedures with several proprietary catheters being developed by AngioSense for catheter-based cardiology interventions.

        The alliance granted AngioSense an exclusive license to Bioject’s Biojector® 2000 and Vitajet® jet injectors, as well as a customized version of Bioject’s Iject (called the Aject), a single-use disposable jet injector with a self-contained, pre-filled medication cartridge to treat or diagnose cardiac or cardiovascular diseases. According to the terms of the agreement, Bioject received an equity position of approximately 10 percent in AngioSense upon completion of certain product development milestones. Bioject accomplished those milestones as of December 31, 1999. Since AngioSense is a start-up company in the research and development phase and has not released a product on the market, the Company has not recorded an asset on the balance sheet to account for the equity interest due to significant uncertainties surrounding valuation and realization. In addition to a long-term manufacturing and supply agreement with AngioSense, Bioject will receive royalties on future product sales. Bioject will also receive significant funding to support the development of the disposable injector portion of the

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AngioSense delivery system. To date, the terms of the funding have yet to be mutually determined by the joint development team. At the time that the joint development team has determined the funding, it will then be accounted for on the percentage of completion method.

        Subsequent to year end, in June 2001, AngioSense was purchased by Microheart Inc., a developer of catheter devices, and the license was transferred to Microheart. As part of the purchase, Bioject will receive cash and an equity position in Microheart.

    Amgen

        In June 1999, the Company entered into a binding letter agreement with Amgen, Inc. (“Amgen”), which provided for an evaluation of Bioject’s jet injection technology for use with certain biopharmaceutical products. Terms of the agreement provided for up to $500,000 in licensing and technology fees based upon meeting certain milestones. Based upon achievement of the milestones per the binding letter agreement, the Company recorded revenue of $500,000 during fiscal 2000.

        On February 29, 2000, after successful completion of the milestones mentioned above, Amgen and the Company entered into a clinical development and supply agreement. In connection with the agreement, Amgen made a $1.5 million equity investment for 65,796 shares of Bioject’s common stock on mutually agreed terms. Amgen received an exclusive license to the Iject technology for the delivery of Amgen products for two indications. Amgen also received options to further license the technology for delivery of certain other Amgen products for other indications.

        In fiscal 2001, the Company received fees under this agreement for clinical development of the Iject. In addition, the agreement includes future payments to the Company, including payments linked to developmental milestones, option payments to include other Amgen drugs in the current agreement, and payments to support ongoing product development, clinical supplies, and tooling expenses. Payments in connection with the product development support are recorded using the percentage of completion method. Additional milestone payments will be recognized when achieved. In addition, the agreement outlines a potential future commercial supply agreement under which Bioject would provide Amgen with customized Iject systems.

    Merck

        In July 1998, the Company entered into an agreement with Merck & Co. (“Merck”), which provided Merck limited-term rights to use the B-2000 needle-free injection system with selected Merck vaccines. As part of the agreement, the Company also granted Merck exclusive rights to negotiate a long-term license to the B-2000 for certain medical indications. The Company received $1.5 million in fees under this agreement in fiscal 1999. In February 1999, citing a refinement in its vaccine development strategy, Merck advised the Company that it would not continue discussions to seek long-term license rights to the Company’s technology.

    Elan Corporation

On September 30, 1997, the Company entered into an agreement with Elan Corporation, plc to develop and commercialize Elan’s blood glucose monitoring technology, as well as to collaborate on further development of the Company’s jet injection technology. In order to accomplish these goals, Marathon Medical Technologies Inc. (“Marathon”)was formed, which was owned 80.1% by Bioject and 19.9% by Elan. In accordance with the agreement and the formation of Marathon, Elan contributed capital to the Company and received shares of the Company’s common and preferred stock as follows:

•	In fiscal 1998, Elan invested $2.8 million in Bioject in exchange for 545,455 shares of common stock and a five year warrant to purchase 350,000 shares of common stock at $12.50 per share;

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
Also in fiscal 1998, in exchange for the cancellation of a long-term promissory note due Elan for $12.015 million, the Company issued 692,694 shares of its Series A Convertible Preferred Stock for $10 million of the note plus accrued interest and 134,333 shares of its Series B Convertible Preferred Stock for $2.015 million of the note, with the Series A Convertible Preferred Stock accruing dividends at the rate of 9% per annum (compounded semi-annually) and the Series B Convertible Preferred Stock accruing no mandatory dividends.

•	The issuance of $2.4 million of Series C Convertible Preferred Stock in fiscal 1999 in exchange for additional funding for Marathon.

        In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon’s blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of the sale were $4.0 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon’s operations. Accordingly, Marathon’s assets, liabilities, loss from operations, gain on sale and cash flows are reported as Discontinued Operations in the accompanying financial statements.

        In connection with the sale and the Company’s related purchase of Elan’s interest in Marathon at June 30, 1999, the Company and Elan agreed to certain changes in the terms of Elan’s Series A and Series B Convertible Preferred Stock (“Series A Stock” and “Series B Stock”). The modified terms fixed the conversion price of the Series A Stock at $7.50 and gave the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to convert all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. Elan also exchanged its Series B Convertible Preferred Stock (“Series B Stock”), which would have been convertible into a minimum of 268,000 shares of the Company’s common stock without additional cash payments, for a Warrant that expires June 30, 2006 (the “Warrant”) to purchase 758,000 shares of Bioject’s common stock for $7.50 per share. The Company has the right to redeem the Warrant if it is exercised prior to June 30, 2004. Under the redemption provisions, if Elan notifies the Company that it intends to exercise all or any part of the Warrant to acquire stock in the Company, the Company has the right to redeem the Warrant by paying Elan cash of $2.015 million, the original issuance price of the Series B Stock, plus accrued interest at 15% per annum, compounded semi-annually from June 30, 1999. If Elan chooses to exercise less than all of the shares covered by the Warrant, Bioject may exercise its redemption right either for all of the shares covered by the Warrant or for only that portion being exercised, in which case the payment is prorated in proportion to the portion of the Warrant being exercised.

        The terms of the sale of the blood glucose monitoring technology also provide for the Company to receive a royalty on net sales of future products, if any, which may be developed in the future from the licensed technology. The agreement calls for a royalty of three percent of net sales until the Company has received total royalty payments of $10 million. The agreement then calls for a royalty of one percent of net sales thereafter. The Company has not received any royalties under this agreement and there can be no assurance that any future products will be successfully developed from the blood glucose monitoring technology or that such products, if developed, will be commercially successful. See Note 4—“Discontinued Operations.”

    Hoffman-LaRoche

        In January 1995, the Company entered into a joint development and exclusive licensing and distribution agreement with Hoffman-LaRoche (“LaRoche”), a major pharmaceutical company. The Company last received revenue under this agreement in fiscal 1998 and in June 1999, LaRoche advised the Company that, because of

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the additional time and cost required to gain regulatory clearance to use the B-2020 in conjunction with the LaRoche products and because of an overall change in its marketing strategy for the products in question, it did not intend to pursue distributing the B-2020 and it relinquished its exclusive rights to the product.

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for the years in which the taxes are expected to be paid. At March 31, 2001 and 2000, the Company had total deferred tax assets of approximately $30 million and $22 million, respectively, consisting principally of available net operating loss carryforwards. No benefit for these operating losses has been reflected in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS 109.

        As of March 31, 2001, the Company has net operating loss carryforwards of approximately $68.2 million available to reduce future federal taxable income, which expire in 2002 through 2021. Approximately $3.4 million of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. The principal differences between net operating loss carryforwards for tax purposes and the accumulated deficit result from deductions related to the exercise of stock options for income tax purposes.

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

Reclassifications

        Certain reclassifications have been made to the prior year’s amounts to conform to the current year presentation.

Comprehensive Income Reporting

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of fiscal 1999. Comprehensive loss did not differ from currently reported net loss in the periods presented.

Derivative Instruments and Hedging Activities

        In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 138”). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”). SFAS 137 is an amendment

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments nor does it participate in hedging activities and therefore, the adoption of SFAS 137 and 138 did not have a material impact on its financial position or results of operations.

Net Loss Per Share

        Basic loss per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year. Common equivalent shares from stock options and other common stock equivalents are excluded from the computation when their effect is antidilutive.

        The Company was in a loss position for all periods presented and, accordingly there is no difference between basic loss per share and diluted loss per share since the common stock equivalents and the effect of convertible preferred stock under the “if-converted” method would be antidilutive.

        Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Year Ended March 31,
	2001	2000	1999
Stock options and warrants	2,498,516	2,412,061	1,701,720
Convertible preferred stock	2,600,152	2,447,077	2,575,569
Total	5,098,668	4,859,138	4,277,289

Stock Split

        All share and per share amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for a 1:5 reverse stock split which was effective October 13, 1999.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    MARKETABLE SECURITIES:

        The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Accordingly, the held to maturity securities are recorded at amortized cost and the available for sale securities are recorded at fair value with unrealized gains and losses reported in a separate component of shareholders’ equity. Certain information regarding the Company’s marketable securities is as follows:

Held to Maturity	March 31, 2001	March 31, 2000
Fair Market Value	$8,872,894	—

Amortized Cost:
State and Local Government	—	—
Federal Government	$3,550,877	—
Corporate	5,251,818	—

Total	$8,802,695	—

Maturity Information:
Less than one year	$5,933,664	—
One to three years	2,869,031	—

Total	$8,802,695	—

4.    DISCONTINUED OPERATIONS:

        In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon’s blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of the sale were $4.0 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon’s operations. Accordingly, Marathon’s assets, loss from operations, gain on sale and cash flows are reported as Discontinued Operations in the accompanying financial statements.

5.    401(K) RETIREMENT BENEFIT PLAN:

        The Company has a 401(k) Retirement Benefit Plan for its employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). The Company provides for discretionary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be either in cash or Company common stock. For fiscal 2000 and 1999, the Company matched 37.5% of employee contributions up to 6% of salary with Company common stock. Effective April 1, 2000, the beginning of fiscal 2001, the Company agreed to match 50% of employee contributions up to 6% of salary with Company common stock. In fiscal 2001, 2000 and 1999, the Company recorded an expense of $39,000, $26,000, and $30,000, respectively, related to discretionary employer matches under the 401(k) Plan. The Board of Directors has reserved up to 60,000 shares of common stock for these voluntary employer matches, of which 35,437 shares have been issued and an additional 3,360 shares were committed to be issued at March 31, 2001.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    SHAREHOLDERS’ EQUITY:

Preferred Stock

        The Company has authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors. At March 31, 2001, the Company had preferred stock authorized and outstanding as follows (see also Note 2):

    Series A Convertible Preferred Stock

        Series A Convertible Preferred Stock (“Series A Stock”) accumulates dividends at 9% per annum, compounded semi-annually, payable in additional Series A Stock. In connection with the Company’s purchase of Elan’s interest in Marathon at June 30, 1999, the Company and Elan agreed to certain changes in the terms of Elan’s Series A Stock. The modified terms fixed the conversion price of the Series A Stock at $7.50 and gave the Company the right to redeem the Series A Stock for cash within ninety days of receiving notice of the intent to convert all or part of the Series A Stock into common stock of the Company. The redemption price is the original issuance price of the Series A Stock being converted plus accumulated preferred stock dividends thereon from the date of issuance of the Series A Stock. The Company has the right to redeem one-third of the outstanding shares of Series A Stock if the closing price of the Company’s common stock is over $11.25 per share on 20 out of any 30 consecutive trading days after October 15, 2000. The Company has the right to redeem another one-third of the outstanding shares of Series A Stock if the closing price of the Company’s common stock is over $11.25 per share on 20 out of any 30 consecutive trading days after October 15, 2001. The Company has the right to redeem the last one-third of the outstanding shares of Series A Stock if the closing price of the Company’s common stock is over $11.25 per share on 20 out of any 30 consecutive trading days after October 15, 2002. The Series A Stock automatically converts into common stock on October 15, 2004 without adjustment for accumulated preferred stock dividends. The Series A Stock has preference in liquidation to the common stock of the Company. A total of 692,694 shares with an original issuance value of $15.00 per share have been issued.

    Series B Convertible Preferred Stock

        In connection with the Company’s purchase of Elan’s interest in Marathon, the Company and Elan agreed to certain changes in Elan’s equity holdings in the Company. Elan exchanged its Series B Convertible Preferred Stock (“Series B Stock”), which would have been convertible into a minimum of 268,000 shares of the Company’s common stock without additional cash payments, for a Warrant that expires June 30, 2006 (the “Warrant”), to purchase 758,000 shares of Bioject’s common stock for $7.50 per share. The Company has the right to redeem the Warrant if it is exercised prior to June 30, 2004. Under the redemption provisions, if Elan notifies the Company that it intends to exercise all or any part of the Warrant to acquire stock in the Company, the Company has the right to redeem the Warrant by paying Elan cash of $2.015 million, the original issuance price of the Series B Stock, plus accrued interest at 15% per annum, compounded semi-annually from June 30, 1999. If Elan chooses to exercise less than all of the shares covered by the Warrant, Bioject may exercise its redemption right either for all of the shares covered by the Warrant or for only that portion being exercised, in which case the payment is prorated in proportion to the portion of the Warrant being exercised.

    Series C Convertible Preferred Stock

        Series C Convertible Preferred Stock (“Series C Stock”) has all of the rights and preferences of the Series A Stock including optional conversion, optional redemption and mandatory conversion, except that it does not accrue a mandatory dividend. It participates in any dividends paid pro rata with the common shareholders. The

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C Stock issuance price was equal to two times market value at the time it was issued. Its conversion price was equal to one-half of its issuance price. A total of 391,830 shares of Series C Stock with an original issuance value of $6.125 per share were issued and outstanding at March 31, 2001.

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

        In the future, the Company may incur a non-cash charge to compensation expense in connection with the issuance of 20,000 shares of Common Stock to the Company’s Chief Executive Officer. Under terms of the employment agreement, he will receive the shares of common stock when the Company first achieves two consecutive quarters of positive earnings per share. Upon issuance of such shares, the Company will record a non-cash charge to compensation expense at the fair market value of the stock on the last day of the quarter in which the shares are earned.

        All share and per share amounts in the accompanying consolidated financial statements and footnotes have been retroactively adjusted for a 1:5 reverse stock split which was effective October 13, 1999.

    Restricted Stock

        In December 2000, the Company authorized a one-time grant of restricted stock to all current non-employee directors. Each of the seven directors received 3,500 shares of common stock, which vests 50% on December 7, 2001 and 50% on December 7, 2002. The Company recorded deferred compensation of $145,000 related to the restricted stock grants, which is being charged against income over 24 months from date of grant.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plans

    1992 Stock Incentive Plan

        Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company’s common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. A total of up to 1,700,000 shares of the Company’s common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended. At March 31, 2001, the Company had options covering 392,833 shares of its common stock available for grant and 1,416,074 shares of common stock reserved for issuance pursuant to stock option exercises.

        Stock option activity is summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, March 31, 1998	462,984	$ 4.16
Options granted	68,215	6.80
Options exercised	(71,627)	4.56
Options cancelled or expired	(22,124)	5.53

Balances, March 31, 1999	437,448	4.44
Options granted	396,222	8.04
Options exercised	(51,273)	4.07
Options cancelled or expired	(49,310)	6.28

Balances, March 31, 2000	733,087	6.29
Options granted	338,550	9.38
Options exercised	(25,590)	3.78
Options cancelled or expired	(22,806)	11.02

Balances, March 31, 2001	1,023,241	$ 7.27

        The following table summarizes information about stock options outstanding at March 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.91 – 3.44	287,804	4.24	$ 3.25	219,927	$ 3.27
3.45 – 5.00	183,512	4.27	4.00	153,292	3.99
5.01 – 7.50	39,150	2.48	6.16	5,166	6.53
7.51 – 9.38	80,475	4.58	8.40	45,641	8.64
9.39 – 12.94	432,300	5.97	11.22	38,844	12.88

$1.91 – 12.94	1,023,241	4.41	$ 7.27	462,870	$ 4.88

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At March 31, 2000 and 1999, 333,441 and 304,343 options, respectively, were exercisable at weighted average exercise prices of $4.64 per share and $4.25 per share, respectively.

Employee Stock Purchase Plan

        In fiscal 2001, the Board of Directors and shareholders of the Company approved the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of 150,000 shares of common stock thereunder. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Board of Directors. The purchase price for shares purchased under the ESPP is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period. In May 2001, 8,145 shares were purchased under the ESPP at an average price of $5.05 per share.

    SFAS 123

        In October 1995, the Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company has elected to continue to account for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

        However, as prescribed by SFAS 123 the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2001, 2000 and 1999 using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year ended March 31,
	2001	2000	1999
Risk-free interest rate	6%	6%	6%
Expected dividend yield	0%	0%	0%
Expected lives	3 years	1.5 years	1.5 years
Volatility	116%	137%	97%

        The total value of options granted during fiscal 2001, 2000 and 1999 totaled $3.2 million, $3.2 million and $464,000, respectively, and is amortized on a pro forma basis over the vesting period of the options. The average per share fair value of options granted in 2001, 2000 and 1999 was $9.38, $8.04 and $6.80, respectively. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss and net loss per share would have increased as reflected in the following pro forma disclosure:

	Year Ended March 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net loss:
As reported	$(6,025)	$(3,081)	$(7,076)
Pro forma	(7,512)	(3,696)	(7,378)
Basic and diluted loss per share:
As reported	(0.82)	(0.53)	(1.25)
Pro forma	(1.02)	(0.68)	(1.30)

        The above determination of pro forma expense has been calculated consistent with SFAS 123, which does not take into consideration limitations on exercisability and transferability imposed by the Company’s Plan.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further, the valuation model is heavily weighted to stock price volatility, even with a declining stock price, which tends to increase the calculated value. The actual value, if any, and, therefore, imputed pro forma expense, will vary based on the exercise date and the market price of the related common stock when sold.

Warrants

        Warrant activity is summarized as follows:

	Shares	Exercise	Price Amount
Balances, March 31, 1998	1,852,714	$2.50 – 12.50	$13,299,557
Warrants issued in 10% reload, expiring March 2003	29,570	6.75	199,302
Warrants exercised	(618,012)	2.50 – 5.00	(2,642,221)

Balances, March 31, 1999	1,264,272	2.50 – 12.50	10,856,638
Warrants issued in connection with the Modification of the Elan Agreement, expiring June 2006	774,000	3.13 – 7.50	5,735,000
Warrants issued in connection with equity transactions, expiring in 2004 and 2005	12,000	2.80 – 8.36	75,926
Warrants exercised	(371,298)	2.80 – 12.50	(3,172,820)

Balances, March 31, 2000	1,678,974	2.80 – 12.50	13,494,744
Warrants issued in connection with equity transactions, expiring July 2005	143,323	7.94 – 8.81	1,150,823
Warrants issued for services, expiring November 2003	10,000	6.450	64,500
Warrants exercised	(317,076)	5.00 – 10.00	(1,973,113)
Warrants cancelled or expired	(39,947)	9.84 – 10.00	(398,971)

Balances, March 31, 2001	1,475,274	$2.80 – 12.50	$12,337,983

7.    COMMITMENTS:

Leases

        Bioject has operating leases for its manufacturing, sales and administrative facilities and warehouse facilities, which expire in September 2002, with options to renew for an additional five-year term. Bioject also leases office equipment under operating leases for periods up to five years. The Company also leases certain equipment under a capital lease. At March 31, 2001, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending March 31,	Operating	Capital
2002	$229,889	$11,196
2003	116,329	11,196
2004	4,140	5,598
2005	4,140	—
2006	4,140	—

Total minimum lease payments	$358,638	27,990

Less amounts representing interest		(1,832)

Present value of future minimum lease payments		$26,158

        Lease expense for the years ended March 31, 2001, 2000 and 1999 totaled $231,000, $212,000 and $232,000 respectively.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    RELATED PARTY TRANSACTIONS:

        See Note 4, “Discontinued Operations.”

9.    SUBSEQUENT EVENT—SALE OF STOCK:

        In May and June 2001, Bioject sold 1.63 million shares of its common stock in two private placements for $10.00 per share. Total proceeds, net of offering costs, were approximately $15 million. In connection with this sale of stock, Bioject issued warrants exercisable for 374,900 shares of its common stock at an average share price of $11.20 per share. The warrants are immediately exercisable and expire in May and June 2006.

        In June 2001, the Company received a demand for compensation from H.C. Wainwright & Co. (“Wainwright”) relating to the two private equity financings completed in May and June 2001 in which the Company raised an aggregate of $16 million. Wainwright asserted that pursuant to its June 7, 2000 contract with the Company, Wainwright had a right of first refusal to serve as placement agent for the two private placements and is entitled to full compensation as a result of the failure of the Company to offer the financings to it. The Company did not use Wainwright in the latest equity financings because of assurances not fulfilled. While management plans to vigorously contest this matter, its ultimate outcome is not presently determinable.

10.    QUARTERLY FINANCIAL DATA (UNAUDITED):

        Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2001 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year Ended March 31, 2000
Revenue	$ 233	$ 596	$ 283	$ 168
Operating expenses	1,237	1,567	1,334	1,588
Loss from continuing operations	(1,362)	(1,185)	(1,269)	(1,668)
Gain from discontinued operations	2,403	—	—	—
Net income (loss)	1,041	(1,185)	(1,269)	(1,668)
Basic and diluted loss per share from continuing operations	(0.23)	(0.20)	(0.22)	(0.29)
Basic and diluted loss per share from discontinued operations	(0.08)	—	—	—
Basic and diluted gain per share from sale of discontinued operations	0.49	—	—	—
Basic and diluted net income (loss) per share	0.18	(0.20)	(0.22)	(0.29)

Year Ended March 31, 2001
Revenue	$ 515	$ 536	$ 499	$ 483
Operating expenses	1,633	1,784	1,941	2,396
Net loss	(1,281)	(1,245)	(1,508)	(1,991)
Basic and diluted net loss per share	(0.20)	(0.17)	(0.19)	(0.25)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The Company has omitted from Part III the information that will appear in the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is included under “Election of Directors” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

        Information with respect to executive officers of the Company is included under “Executive Compensation and Other Transactions” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference. No information is required to be included for Item 405 of Regulation S-K for 2001.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under “Board of Directors Composition, Compensation and Committees,” “Executive Compensation and Other Transaction” (excluding the performance graph) and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to security ownership of certain beneficial owners and management is included under “Voting Securities and Principal Holders Thereof” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is included under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules

        The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

        There are no schedules required to be filed herewith.

Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

Exhibits

        The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended December 31, 2000.

10.1*	Employment Agreement with James C. O’Shea dated October 3, 1995. Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1995.

10.2*	Amended Employment Agreement between Bioject, Inc. and Joseph Michael Redmond dated
February 8, 2000. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended March 31, 2000.

10.3*	Restated 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2000.

10.4	Lease Agreement dated September 10, 1996 between Bridgeport Woods Business Park and Bioject
Inc. for the Portland, Oregon facility. Incorporated by reference to Exhibit 10.4.2 to Company’s
Form 10-Q for the quarter ended September 30, 1996.

10.5	Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and
Bioject Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to
Exhibit 10.5 to the Company’s Form 10-Q/A for the quarter ended December 31, 1996.

10.6	Form of Amended and Restated Registration Rights Agreement between Bioject Medical Technologies
Inc. and the participants in the 1995 private placement. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-80679).

Exhibit No.	Description
10.7	Form of Series “D” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.6 of the Company’s Form 8-K filed December 16, 1996.

10.8	Form of Series “E” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 4.7 of the Company’s Form 8-K filed December 16, 1996.

10.9	Form of Series “H” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended March 31, 1998.

10.10	Form of Series “I” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended March 31, 1998.

10.11	Form of Series “J” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended March 31, 1998.

10.12	Form of Series “K” Common Stock Purchase Warrant dated October 15, 1997. Incorporated by reference to Exhibit 10.43 to the Company’s Form 8-K filed October 31, 1997.

10.13	Form of Series “L” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K for the year ended March 31, 1998.

10.14	Form of Series “M” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year ended March 31, 1998.

10.15	Form of Series “N” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K for the year ended March 31, 1998.

10.16	Form of Series “O” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K for the year ended March 31, 1999.

10.19	Form of Series “P” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q for the quarter ended June 30, 1999.

10.17	Form of Series “R” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended March 31, 2000.

10.17.1	Form of Registration Rights Agreement for Series R Common Stock, dated December 1, 1999. Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended March 31, 2000.

10.18	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1996 private placement. Incorporated by reference to Exhibit 4.8 to the
Company’s Form 8-K filed December 16, 1996.

10.19	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement. Incorporated by reference to Exhibit 10.38 to the
Company’s Form 10-K for the year ended March 31, 1997.

10.20	Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical
Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.41 to the
Company’s Form 8-K filed October 31, 1997.

10.20.1	Agreement dated June 30, 1999 to amend Securities Purchase Agreement and Certain Related
Securities between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated
October 15, 1997. Incorporated by reference to Exhibit 10.64 to the Company’s 10-Q For the quarter ended June 30, 1999.

10.21	Registration Rights Agreement between Elan International Services, Ltd. and Bioject Medical
Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.42 to the
Company’s Form 8-K filed October 31, 1997.

Exhibit No.	Description
10.22	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono
Laboratories, Inc. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under
Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to
Exhibit 10.70 to the Company’s Form 10-Q for the quarter ended December 31, 1999.

10.22.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Exhibit 10.34.1to the Company’s Form 10-K for the year ended March 31, 2000.

10.23	License and Development Agreement dated February 29, 2000 between Bioject Inc. and Amgen Inc.
Confidential treatment has been granted with respect to certain portions of this Exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the
Securities Exchange Act of 1934, as amended. Incorporated by reference to Exhibit 10.35 to the
Company’s Form 10-K for the year ended March 31, 2000.

10.24	Stock Purchase Agreement dated February 29, 2000 between Bioject Medical Technologies Inc. and
Amgen Inc. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on
Form S-3 (Registration No. 333-32848) filed March 20, 2000.

10.25	Form of Series “S” Common Stock Purchase Warrant.

10.26	Form of Registration Rights Agreement for Series “S” Common Stock.

10.27	Form of Series “T” Common Stock Purchase Warrant.

10.28	Form of Registration Rights Agreement for Series “T” Common Stock.

10.29	Form of Series “U” Common Stock Purchase Warrant.

10.30	Form of Registration Rights Agreement for Series “U” Common Stock.

10.31	Form of Series “V” Common Stock Purchase Warrant.

10.32	Form of Registration Rights Agreement for Series “V” Common Stock.

10.33	Form of Series “W” Common Stock Purchase Warrant.

10.34	Form of Registration Rights Agreement for Series “W” Common Stock.

10.35	Form of Subscription Agreement dated May 23, 2001 between the Company and the investors in the May 2001 Private Placement.

10.36	Form of Subscription Agreement dated June 5, 2001 between the Company and the investors in the June 2001 Private Placement.

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended March 31, 1999.

23	Consent of Independent Public Accountants.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 21, 2001:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/S / JAMES C. O’SHEA
By:
James C. O’Shea
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

        Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on June 21, 2001.

Signature	Title

/S / JAMES C. O’SHEA James C. O’Shea	Chairman of the Board, President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

/S / SANDRA PANEM Sandra Panem	Director

/S / GRACE K. FEY Grace K. Fey	Director

/S / EDWARD L. FLYNN Edward L. Flynn	Director

/S / WILLIAM A. GOUVEIA William A. Gouveia	Director

/S / ERIC T. HERFINDAL Eric T. Herfindal	Director

/S / JOHN RUEDY , M.D. John Ruedy, M.D.	Director