Form 10-Q
period 2001-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2001-08-13
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes   X                              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock without par value	9,808,905
(Class)	(Outstanding at August 10, 2001)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30, 2001	March 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$22,300,434	$6,254,544
Short-term marketable securities	3,768,757	5,933,664
Accounts receivable, net of allowance for doubtful accounts of $36,000 and $41,000	528,078	439,809
Inventories	1,449,498	1,019,601
Other current assets	126,467	155,174

Total current assets	28,173,234	13,802,792

Long-term marketable securities	2,976,110	2,869,031
Noncurrent receivable	9,187	11,540

Property and equipment, at cost:
Machinery and equipment	2,252,785	2,225,427
Production molds	1,208,578	1,159,103
Furniture and fixtures	180,551	179,312
Leasehold improvements	95,604	98,450
Assets in process	111,811	95,604

	3,849,329	3,757,896
Less - accumulated depreciation	(3,154,773)	(3,075,098)

	694,556	682,798
Other assets	648,092	622,850

Total assets	$32,501,179	$17,989,011

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$561,277	$323,356
Accrued payroll	278,050	271,146
Other accrued liabilities	221,315	235,263
Deferred revenue	74,640	101,640

Total current liabilities	1,135,282	931,405

Long-term liabilities:
Long-term lease payable	13,518	16,114
Deferred revenue	377,504	367,289

Commitments

Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 692,694 shares, $15 stated value	13,759,282	13,453,593
Series C Convertible - 391,830 shares, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 9,808,905 and 8,144,973 shares at June 30, 2001 and March 31, 2001	83,308,004	67,902,703
Accumulated deficit	(68,492,411)	(67,082,093)

Total shareholders' equity	30,974,875	16,674,203

Total liabilities and shareholders' equity	$32,501,179	$17,989,011

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,

	2001	2000

Revenue:
Net sales of products	$491,372	$366,539
Licensing/technology fees	128,661	147,973

	620,033	514,512

Operating expenses:
Manufacturing	599,946	597,644
Research and development	528,841	355,005
Selling, general and administrative	850,999	679,998

Total operating expenses	1,979,786	1,632,647

Operating loss	(1,359,753)	(1,118,135)

Interest income	255,125	121,854
Other loss	-	(4,947)

	255,125	116,907

Loss before income taxes	(1,104,628)	(1,001,228)
Provision for income taxes	-	-

Loss from operations before preferred stock dividend	(1,104,628)	(1,001,228)
Preferred stock dividend	(305,690)	(279,931)

Net loss allocable to common shareholders	$(1,410,318)	$(1,281,159)

Basic and diluted net loss per common share	$(0.16)	$(0.20)

Shares used in per share calculations	8,803,181	6,377,358

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss allocable to common shareholders	$(1,410,318)	$(1,281,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to stock options	5,529	-
Contributed capital for services	121,737	-
Loss on sale of assets	-	4,947
Depreciation and amortization	95,459	141,593
Preferred stock dividends	305,690	279,931
Changes in operating assets and liabilities:
Accounts receivable	(88,269)	(362,134)
Inventories	(429,897)	82,408
Other current assets	28,015	(35,419)
Accounts payable	240,382	8,879
Accrued payroll	6,904	118,788
Other accrued liabilities	(13,948)	(56,588)
Deferred revenue	(16,785)	77,027

Net cash used in operating activities	(1,155,501)	(1,021,727)

Cash flows from investing activities:
Purchase of marketable securities	(992,172)	-
Maturity of marketable securities	3,050,000	-
Capital expenditures	(91,433)	(10,185)
Proceeds from sale of capital equipment	692	750
Other assets	(41,026)	(12,920)

Net cash provided by (used in) investing activities	1,926,061	(22,355)

Cash flows from financing activities:
Payments made on capital lease obligations	(2,461)	-
Cash proceeds from sale of common stock	15,277,791	783,594

Net cash provided by financing activities	15,275,330	783,594

Increase (decrease) in cash and cash equivalents	16,045,890	(260,488)

Cash and cash equivalents:
Beginning of period	6,254,544	6,883,524

End of period	$22,300,434	$6,623,036

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month periods ended June 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2001 is derived from Bioject Medical Technologies Inc.'s ("Bioject") 2001 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject's 2001 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	June 30, 2001	March 31, 2001

Raw materials and components	$ 846,177	$ 579,476
Work-in-process	16,120	0
Finished goods	587,201	440,125

	$1,449,498	$1,019,601

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended June 30,

	2001	2000

Stock options and warrants	2,877,649	2,343,395
Convertible preferred stock	2,640,896	2,484,402

Total	5,518,545	4,827,797

Note 4. Private Placement

In May and June 2001, Bioject sold a total of 1.63 million shares of its common stock in two private placements for $10.00 per share. Total proceeds, net of offering costs, were $15.1 million. In connection with these sales of stock, Bioject issued warrants exercisable for 374,900 shares of its common stock at an average price of $11.20 per share. The warrants are immediately exercisable and expire in May and June 2006.

Note 5. Contingent Liability

In June 2001, the Company received a demand for compensation from H.C. Wainwright & Co. ("Wainwright") relating to the private equity financing completed in May and June 2001 in which the Company raised proceeds of $15.1 million, net of offering costs. Wainwright asserted that pursuant to its June 7, 2000 contract with the Company, Wainwright had a right of first refusal to serve as placement agent for the two private placements and is entitled to full compensation as a result of the failure of the Company to offer them the financings. The Company did not utilize Wainwright in the latest equity financings because of past assurances not fulfilled. While management intends to vigorously contest this matter, its ultimate outcome is not presently determinable. As of June 30, 2001, the Company had not accrued for any potential liability. Any amounts ultimately paid to settle this matter would be recorded as additional offering fees and netted against shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, prospects for sales of the Company's products into new, high leverage markets, the Company's expectation to move into the commercialization phase with its product for the treatment of AIDS wasting, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that research and development efforts of the Company or others will not produce desired results, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable, the risk that the cool.clickTM or the SerojetTM will not be widely accepted by consumers and that sales of the cool.clickTM or the SerojetTM will not increase as rapidly as anticipated, the Company's possible need for additional financing, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, successfully attracting additional strategic corporate partners and successfully executing revenue-generating agreements with additional strategic partners. Readers of this Form 10-Q are referred to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended March 31, 2001, for further discussions of factors which could affect future results.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update forward-looking statements if conditions or management's estimates or opinions should change, even if new information becomes available or other events occur in the future.

Overview

Bioject develops needle-free injection systems that improve the way patients take important medications and vaccines.

The Company's long term goal is to become the leading supplier of injection systems to the pharmaceutical industry. In fiscal 2002, the Company will focus its business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners' injectable medications and vaccines, Bioject can enhance demand for these products in the healthcare provider and end user markets.

In fiscal 2002, the Company's clinical research efforts will be aimed primarily at clinical research collaborations in the area of vaccines and delivery. Currently, the Company is involved in collaborations with approximately 40 institutions.

In fiscal 2002, the Company's research and development efforts will be primarily focused on the development of the smaller, lighter Iject II, and the pre-filled, disposable intradermal injector. The Iject II has been modeled using a more stream-lined design, thus making it more cost effective to manufacture while retaining the same flexibility and performance characteristics of the original Iject.

The Iject II will be more economical for mid-priced injectable drugs. For vaccine delivery the Company is developing a pre-filled, disposable intradermal injector containing a very small power source and drug container, making it ideal for intradermal injections which are typically 0.1 mL in volume.

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including: i) the length of time to close product sales; ii) customer budget cycles; iii) the implementation of cost reduction measures; iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) the timing and amount of payments under licensing and technology development agreements; and vi) the timing of new product introductions by the Company and its competitors. The Company does not expect to report net income from operations in fiscal 2002.

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Product sales increased to $491,000 in the first quarter of fiscal 2002 from $367,000 in the first quarter of fiscal 2001, primarily due to an increase in unit sales volumes of Serono related products. Licensing and technology revenues decreased to $129,000 in the first quarter of fiscal 2002 compared to $148,000 in the comparable quarter of fiscal 2001. The decrease is attributable to the timing of licensing fees being received and recognized pursuant to existing strategic corporate partnership agreements. The Company is currently receiving licensing fees from Serono.

Manufacturing expense remained constant at $600,000 in the first quarter of fiscal 2002 compared to $598,000 during the first quarter of fiscal 2001. The Company experienced increased costs due to an increase in unit sales volumes of product sales, offset by decreased depreciation expense as a result of asset write-offs during the fourth quarter of fiscal 2001.

Research and development expense increased to $529,000 in the first quarter of fiscal 2002 from $355,000 in the first quarter of fiscal 2001. This increase is primarily due to increased activity associated with the development of the Iject disposable, multi-use injectors, and various other new product developments and improvements, increased payroll and related expenses, consulting and travel expenses.

Selling, general and administrative expenses increased to $851,000 in the first quarter of fiscal 2002 from $680,000 in the first quarter of fiscal 2001. Approximately $100,000 of the increase resulted from non-cash charges related to the issuance of warrants for consulting services to Medacorp, Inc. and the issuance of restricted stock to each current non-employee director in lieu of cash compensation. The remaining increases were primarily attributable to increases in payroll and related expenses, travel and consulting and accounting related fees.

Interest income increased to $255,000 in the first quarter of fiscal 2002 from $122,000 in the first quarter of fiscal 2001 as a result of increased cash balances, which resulted from net proceeds of $10.3 million from the private placement of 1.43 million shares of common stock in July and August 2000 and net proceeds of $15.1 million from the sale of 1.63 million shares in a private placement during May and June 2001.

Liquidity and Capital Resources

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through June 30, 2001 totaled approximately $94.6 million. The Company completed its latest round of financing in May and June 2001, selling 1.63 million shares of its common stock for $10.00 per share for net proceeds to the Company of $15.1 million.

Cash and cash equivalents increased to $22.3 million at June 30, 2001 from $6.3 million at March 31, 2001. The increase is primarily due to net proceeds from the sale of common stock of $15.3 million and the net maturity of $2.1 million of marketable securities, offset by $1.2 million used in operations.

Accounts receivable increased to $528,000 at June 30, 2001 from $440,000 at March 31, 2001. Included in the balance at June 30, 2001 was $304,000 due from one customer, of which $155,000 was collected in the second quarter of fiscal 2002. Also included in the June 30, 2001 balance was $100,000 due from one customer from a sale that was completed at the end of June 2001.

Inventories increased to $1.4 million at June 30, 2001 from $1.0 million at March 31, 2001 due to increases in raw materials and finished goods related to production of the cool.click and SeroJet.

Accounts payable increased to $626,000 at June 30, 2001 from $323,000 at March 31, 2001 due to the increase in inventories and the timing of payments made.

New Accounting Pronouncements

Hedging Activities

The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), in June 1998. SFAS 133 as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company adopted this Standard on April 1, 2002. Since the Company does not currently utilize hedging or other derivative instruments, the effect of adopting this standard did not have an effect on the Company's financial position or its results of operations.

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company does not expect that the adoption of either SFAS No. 141 or SFAS No. 142 to have a significant impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May and June 2001, the Company sold 1.63 million shares of its common stock in a private placement for $10.00 per share. Total proceeds, net of offering costs, were $15.1 million. In connection with these sales of stock, the Company issued warrants exercisable for 374,900 shares of common stock at an average exercise price of $11.20 per share. The warrants are immediately exercisable and expire in May and June 2006. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

There are no exhibits required to be filed with this Form 10-Q.

(b) Reports on Form 8-K

There was one report on Form 8-K filed during the quarter ended June 30, 2001. On May 23, 2001 a report on Form 8-K was filed pursuant to Item 5, other Events, relating to the Company's release of its fiscal year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

/s/ James O'Shea James O'Shea Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Christine M. Farrell Christine M. Farrell Controller & Secretary (Principal Financial and Accounting Officer)