Form 10-Q
period 2001-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2001-11-13
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1099680 (I.R.S. Employer Identification No.)

7620 SW Bridgeport Road Portland, Oregon (Address of principal executive offices)	97224 (Zip Code)

Registrant’s telephone number, including area code: 503-639-7221

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	9,842,815
(Class)	(Outstanding at November 8, 2001)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,846,551	$6,254,544
Short-term marketable securities	3,987,050	5,933,664
Accounts receivable, net of allowance for doubtful accounts of $36,000 and $41,000	888,080	439,809
Inventories	1,506,032	1,019,601
Other current assets	404,907	155,174

Total current assets	15,632,620	13,802,792
Long-term marketable securities	13,725,007	2,869,031
Noncurrent receivable	6,770	11,540
Property and equipment, at cost:
Machinery and equipment	2,311,274	2,225,427
Production molds	1,186,340	1,159,103
Furniture and fixtures	183,014	179,312
Leasehold improvements	95,604	98,450
Assets in process	280,622	95,604

	4,056,854	3,757,896
Less — accumulated depreciation	(3,237,101)	(3,075,098)

	819,753	682,798
Other assets	653,071	622,850

Total assets	$30,837,221	$17,989,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$487,714	$323,356
Accrued payroll	257,609	271,146
Other accrued liabilities	316,970	235,263
Deferred revenue	67,140	101,640

Total current liabilities	1,129,433	931,405
Long-term liabilities:
Long-term lease payable	10,887	16,114
Deferred revenue	335,719	367,289
Commitments
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 692,694 shares, $15 stated value	14,068,332	13,453,593
Series C Convertible - 391,830 shares, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 9,835,713 and 8,144,973 shares at September 30, 2001 and March 31, 2001, respectively	82,939,338	67,902,703
Accumulated deficit	(70,046,488)	(67,082,093)

Total shareholders’ equity	29,361,182	16,674,203

Total liabilities and shareholders’ equity	$30,837,221	$17,989,011

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,

	2001	2000	2001	2000

Revenue:
Net sales of products	$1,060,891	$306,780	$1,552,263	$652,319
Licensing and technology fees	34,285	229,017	162,946	376,990

	1,095,176	535,797	1,715,209	1,029,309
Operating expenses:
Manufacturing	1,089,466	595,084	1,685,557	1,171,728
Research and development	640,996	424,513	1,173,692	779,518
Selling, general and administrative	1,081,143	764,152	1,932,142	1,444,150

Total operating expenses	2,811,605	1,783,749	4,791,391	3,395,396

Operating loss	(1,716,429)	(1,247,952)	(3,076,182)	(2,366,087)
Interest income	471,401	286,190	726,526	408,044
Other loss	—	—	—	(4,947)

	471,401	286,190	726,526	403,097

Loss before income taxes	(1,245,028)	(961,762)	(2,349,656)	(1,962,990)
Provision for income taxes	—	—	—	—

Loss from operations before preferred stock dividend	(1,245,028)	(961,762)	(2,349,656)	(1,962,990)
Preferred stock dividend	(309,049)	(283,005)	(614,739)	(562,936)

Net loss allocable to common shareholders	$(1,554,077)	$(1,244,767)	$(2,964,395)	$(2,525,926)

Basic and diluted net loss per common share	$(0.16)	$(0.17)	$(0.32)	$(0.37)

Shares used in per share calculations	9,824,287	7,390,354	9,316,577	6,886,624

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss allocable to common shareholders	$(2,964,395)	$(2,525,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to stock options	11,058	8,010
Contributed capital for services	139,921	—
Loss on sale of assets	—	4,947
Depreciation and amortization	189,596	329,477
Preferred stock dividends	614,739	562,936
Changes in operating assets and liabilities:
Accounts receivable	(448,271)	(232,180)
Inventories	(486,431)	88,083
Other current assets	(251,124)	(82,498)
Accounts payable	169,313	157,589
Accrued payroll	(13,537)	42,442
Other accrued liabilities	81,707	(75,382)
Deferred revenue	(66,070)	142,110

Net cash used in operating activities:	(3,023,494)	(1,580,392)
Cash flows from investing activities:
Purchase of marketable securities	(13,856,714)	(11,839,067)
Maturity of marketable securities	4,947,352	—
Capital expenditures	(298,958)	(139,891)
Proceeds from sale of capital equipment	1,391	3,340
Other assets and noncurrent receivables	(57,814)	(41,825)

Net cash used in investing activities	(9,264,743)	(12,017,443)
Cash flows from financing activities:
Payments made on capital lease obligations	(4,955)	—
Cash proceeds from the sale common stock	14,885,199	11,184,599

Net cash provided by financing activities	14,880,244	11,184,599

Increase (decrease) in cash and cash equivalents	2,592,007	(2,413,236)
Cash and cash equivalents:
Beginning of period	6,254,544	6,883,524

End of period	$8,846,551	$4,470,288

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended September 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2001 is derived from Bioject Medical Technologies Inc.’s (“Bioject’s”) 2001 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2001 Annual Report on 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	September 30, 2001	March 31, 2001

Raw materials and components	$1,059,765	$579,476
Work-in-process	27,909	0
Finished goods	418,358	440,125

	$1,506,032	$1,019,601

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from diluted loss per share calculations, as their effect would have been antidilutive:

	Six Months Ended
	September 30,

	2001	2000

Stock options and warrants	3,244,328	2,528,985
Convertible preferred stock	2,682,103	2,522,136

Total	5,926,431	5,051,121

Note 4. Private Placement

In May and June 2001, Bioject sold a total of 1.63 million shares of its common stock in two private placements for $10.00 per share. Total proceeds, net of offering costs, were $14.6 million. In connection with these sales of stock, Bioject issued warrants exercisable for 453,140 shares of its common stock at an average price of $11.34 per share. The warrants are immediately exercisable and expire in May and June 2006.

Note 5. HC Wainwright Claim

In June 2001, the Company received a demand for compensation from H.C. Wainwright & Co. (“Wainwright”) relating to the private equity financing completed in May and June 2001 in which the Company raised proceeds of $15.1 million, net of offering costs. In September 2001, Bioject agreed to pay Wainwright $500,000. The $500,000 was netted against equity in the second quarter of fiscal 2002 as additional offering costs, lowering the net proceeds from this sale of stock to $14.6 million. In addition, Bioject issued warrants to Wainwright exercisable for 78,240 shares of the Company’s common stock at $11.99 per share. The warrants are immediately exercisable and expire in May 2006.

Note 6. Subsequent Events

Intent to Redeem Series A Preferred Stock

In October 2001, the Company announced its intention to redeem 24% of the outstanding shares of its Series A Preferred Stock, which is held by Elan Pharmaceuticals Investments, Ltd. (“Elan”). Elan disputed the Company’s right to redeem such shares at this time. To enforce its redemption rights, Bioject filed a lawsuit in U.S. District Court in Oregon seeking an injunction and declaratory judgment to compel Elan to abide by the redemption provisions in Bioject’s Articles of Incorporation. Subsequently, Bioject received notice from Elan of its intention to convert all of its shares of Series A Preferred Stock into shares of the Company’s common stock. As a result of Elan’s notice of intent to convert the Series A Preferred Stock, Bioject now has the right under its Articles of Incorporation and agreements with Elan to redeem all of the Series A Preferred Stock. To exercise this right, Bioject must redeem the Series A Preferred Stock on or prior to January 8, 2002. The total cost of redemption will be approximately $14.5 million.

Authorization for Issuance of Common Stock

In order to fund the redemption of the Series A Preferred Stock as discussed above, the Company’s Board of Directors authorized the issuance of up to 2.0 million shares of the Company’s common stock, subject to shareholder approval. The Company has scheduled a special shareholder meeting for November 20, 2001 to vote on this matter.

License and Development Agreement

In October 2001, the Company signed a license and development agreement (the “Agreement”) with Alkermes, Inc. to develop up to three undisclosed drug compounds as proprietary products using the Iject™ needle-free drug delivery system. The Agreement provides for $1.5 million in development fees to be paid starting in the third quarter of fiscal 2002, which will be recognized using the percentage of completion method and additional future payments for reaching significant regulatory milestones. Any additional drugs will have separate negotiated terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, current corporate partners, prospects for sales of the Company’s products into new, high leverage markets, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that research and development efforts of the Company or others will not produce desired results, the risk that the Company will not have sufficient cash to sustain itself to the time, if ever, that it is profitable, the risk that the cool.click™ or the Serojet™ will not be widely accepted by consumers and that sales of the cool.click™ or the Serojet™ will not increase as rapidly as anticipated, the Company’s possible need for additional financing, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, successfully attracting additional strategic corporate partners and successfully executing revenue-generating agreements with additional strategic partners. Readers of this Form 10-Q are referred to the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended March 31, 2001, for further discussions of factors, which could affect future results.

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

The Company’s long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical industry. In fiscal 2002, the Company will focus its business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, Bioject can enhance demand for these products in the healthcare provider and end user markets.

In fiscal 2002, the Company’s clinical research efforts will be aimed primarily at clinical research collaborations in the area of vaccines and delivery. Currently, the Company is involved in collaborations with approximately 30 institutions.

In fiscal 2002, the Company’s other research and development efforts will be primarily focused on the development of the smaller, lighter Iject II, and the pre-filled, disposable intradermal injector. The Iject II has been modeled using a more streamlined design, thus making it more cost effective to manufacture while retaining the same flexibility and performance characteristics of the original Iject. The Iject II will be more economical for mid-priced injectable drugs. For vaccine delivery, the Company is developing a pre-filled, disposable intradermal injector containing a very small power source and drug container, making it ideal for intradermal injections, which are typically 0.1 ml in volume.

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

Results of Operations

Product sales increased to $1.1 million and $1.6 million, respectively, for the three and six month periods ended September 30, 2001, compared to $307,000 and $652,000, respectively, for the same periods in 2000, primarily due to increases in the unit sales volumes of Serono related products.

License and technology revenues decreased to $34,000 and $163,000, respectively, for the three and six month periods ended September 30, 2001, compared to $229,000 and $377,000, respectively, for the same periods in 2000. The decreases are attributable to the timing of licensing fees being received and recognized pursuant to existing strategic corporate partnership agreements. In the first six months of fiscal 2002, the Company received licensing fees from Serono. Beginning in the third quarter of fiscal 2002, the Company will also receive technology development fees from Alkermes, Inc.

Manufacturing expense increased to $1.1 million and $1.7 million, respectively, for the three and six month periods ended September 30, 2001, compared to $595,000 and $1.2 million, respectively, for the comparable periods of 2000. The Company experienced increased costs due to an increase in unit sales volumes of product sales, offset in part by decreased depreciation expense as a result of asset write-offs during the fourth quarter of fiscal 2001.

Research and development expense increased to $641,000 and $1.2 million, respectively, for the three and six month periods ended September 30, 2001, compared to $425,000 and $780,000, respectively, for the comparable periods of 2000. These increases are primarily due to increased payroll and related expenses and travel expenses associated with the development of the Iject II disposable, the intradermal Iject II, and various other new product developments and improvements.

Selling, general and administrative expenses increased to $1.1 million and $1.9 million, respectively, for the three and six month periods ended September 30, 2001, compared to $764,000 and $1.4 million, respectively, for the comparable periods of 2000. Approximately $118,000 of the increase resulted from non-cash charges related to the issuance of warrants for consulting services to Medacorp, Inc. and the issuance of restricted stock to each current non-employee director in lieu of cash compensation. The remaining increases were primarily attributable to increases in payroll and related expenses, travel, recruiting, and professional fees.

Interest income increased to $471,000 and $727,000, respectively, for the three and six month periods ended September 30, 2001, compared to $286,000 and $408,000, respectively, for the comparable periods of 2000, as a result of increased cash and cash and cash equivalent balances, which resulted from net proceeds of $10.3 million from the private placement of 1.43 million shares of common stock in July and August 2000 and net proceeds of $14.6 million from the sale of 1.63 million shares in a private placements during May and June 2001.

Liquidity and Capital Resources

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through September 30, 2001 totaled approximately $94.1 million. The Company completed its latest round of financing in May and June 2001, selling 1.63 million shares of its common stock for $10.00 per share for net proceeds to the Company of $14.6 million.

Cash and cash equivalents increased to $8.8 million at September 30, 2001 from $6.3 million at March 31, 2001. The increase is primarily due to net proceeds from the sale of common stock of $14.8 million, offset by the net purchase of $8.9 million of marketable securities and $3.2 million used in operations.

Net accounts receivable increased to $888,000 at September 30, 2001, from $440,000 at March 31, 2001. Included in the balance at September 30, 2001, was $714,000 due from one customer primarily from a large sale that was completed in September 2001 of which $338,000 was collected in October and November 2001.

Inventories increased to $1.5 million at September 30, 2001, from $1.0 million at March 31, 2001 due to increases in raw materials and finished goods related to the production of the cool.click and SeroJet.

Other current assets increased to $405,000 at September 30, 2001, from $155,000 at March 31, 2001, primarily due to an increase in prepaid professional fees, which are being expensed over the next nine months.

Other accrued liabilities include $200,000 payable to Wainwright in connection with the Company’s sales of stock in May and June 2001. The $200,000 will be paid to Wainwright no later than August 2002.

Capital expenditures totaled $299,000 in the first six months of fiscal 2002, primarily for the purchase of an ERP computer system. Bioject expects capital expenditures of approximately $2 million in the second half of fiscal 2002, primarily for the purchase of a new office building to house executive and administrative personnel and capital equipment for manufacturing automation. Bioject anticipates funding capital expenditures in the remainder of fiscal 2002 with cash on hand and traditional bank financing.

New Accounting Pronouncements

Hedging Activities

The Financial Accounting Standards Board issued “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), in June 1998. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company adopted this Standard on April 1, 2001. Since the Company does not currently utilize hedging or other derivative instruments, the effect of adopting this standard did not have an effect on the Company’s financial position or its results of operations.

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 for its fiscal year beginning April 1, 2002. The Company does not expect that the adoption of either SFAS No. 141 or SFAS No. 142 to have a significant impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on September 13, 2001, at which the following actions were taken:

1.	The shareholders elected the three nominees for director to the Board of Directors of the Company. The three, Class Three directors elected, along with the voting results, are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting

James C. O’Shea	7,318,218	30,368
Sandra Panem, Ph.D.	7,318,818	29,768
John Ruedy, M.D.	7,318,821	29,765

The terms of the Company’s Class One and Class Two directors did not expire at the Company’s 2001 annual meeting. Accordingly, the terms of those directors continued after the meeting. Those directors are William A. Gouveia, Grace Keeney Fey, Eric T. Herfindal, Richard J. Plestina and Edward L. Flynn.

2.	The shareholders approved amendments to the 1992 Stock Incentive Plan as follows:

No. of Shares	No. of Shares	No. of Shares	No. of Broker
Voting For:	Voting Against:	Abstaining:	Non-Votes:

4,690,346	308,158	18,270	2,331,812

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2001	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

/s/ JAMES O’SHEA

James O’Shea Chairman, Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer)