Form 10-Q
period 2001-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2002-02-11
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	10,528,433
(Class)	(Outstanding at February 6, 2002)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$12,541,432	$6,254,544
Short-term marketable securities	3,987,050	5,933,664
Accounts receivable, net of allowance for doubtful accounts of $36,000 and $41,000	539,860	439,809
Inventories	1,844,521	1,019,601
Other current assets	431,560	155,174

Total current assets	19,344,423	13,802,792
Long-term marketable securities	13,725,007	2,869,031
Noncurrent receivable	6,770	11,540
Property and equipment, at cost:
Machinery and equipment	2,371,799	2,225,427
Production molds	1,186,340	1,159,103
Furniture and fixtures	193,481	179,312
Leasehold improvements	95,604	98,450
Assets in process	1,776,797	95,604

	5,624,021	3,757,896
Less - accumulated depreciation	(3,321,498)	(3,075,098)

	2,302,523	682,798
Other assets	679,002	622,850

Total assets	$36,057,725	$17,989,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492,976	$323,356
Accrued payroll	312,119	271,146
Other accrued liabilities	313,969	235,263
Deferred revenue	972,361	101,640

Total current liabilities	2,091,425	931,405
Long-term liabilities:
Long-term lease payable	10,887	16,114
Deferred revenue	410,019	367,289
Commitments
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 952,738 shares, $15 stated value	17,149,000	13,453,593
Series C Convertible - 391,830 shares, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,527,533 and 8,144,973 shares at December 31, 2001 and March 31, 2001, respectively	87,805,336	67,902,703
Accumulated deficit	(73,808,942)	(67,082,093)

Total shareholders’ equity	33,545,394	16,674,203

Total liabilities and shareholders’ equity	$36,057,725	$17,989,011

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,

	2001	2000	2001	2000

Revenue:
Net sales of products	$560,516	$267,098	$2,112,779	$925,417
Licensing and technology fees	434,729	210,562	597,675	587,552

	995,245	477,660	2,710,454	1,512,969
Operating expenses:
Manufacturing	1,272,129	552,643	2,957,686	1,730,371
Research and development	633,343	643,029	1,807,035	1,422,547
Selling, general and administrative	1,265,189	724,032	3,197,331	2,168,182

Total operating expenses	3,170,661	1,919,704	7,962,052	5,321,100

Operating loss	(2,175,416)	(1,442,044)	(5,251,598)	(3,808,131)
Interest income	317,630	230,174	1,044,156	638,218
Other loss	—	—	—	(4,947)

	317,630	230,174	1,044,156	633,271

Loss before income taxes	(1,857,786)	(1,211,870)	(4,207,442)	(3,174,860)
Provision for income taxes	—	—	—	—

Loss from operations before preferred stock dividend	(1,857,786)	(1,211,870)	(4,207,442)	(3,174,860)
Preferred stock dividend	(1,904,668)	(295,777)	(2,519,407)	(858,713)

Net loss allocable to common shareholders	$(3,762,454)	$(1,507,647)	$(6,726,849)	$(4,033,573)

Basic and diluted net loss per common share	$(0.38)	$(0.19)	$(0.71)	$(0.56)

Shares used in per share calculations	9,961,320	7,867,246	9,532,913	7,217,201

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,

	2001	2000

Cash flows from operating activities:
Net loss allocable to common shareholders	$(6,726,849)	$(4,033,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to stock options	16,587	16,020
Contributed capital for services	284,645	148,059
Loss on sale of assets	—	4,947
Depreciation and amortization	288,267	476,348
Preferred stock dividends	2,519,407	858,713
Changes in operating assets and liabilities:
Accounts receivable	(100,051)	(194,320)
Inventories	(824,920)	7,949
Other current assets	(273,007)	(103,233)
Accounts payable	171,853	279,641
Accrued payroll	40,973	(131,924)
Other accrued liabilities	78,706	(42,146)
Deferred revenue	913,451	356,548

Net cash used in operating activities	(3,610,938)	(2,356,971)
Cash flows from investing activities:
Purchase of marketable securities	(11,741,070)	(14,453,184)
Sale of marketable securities	2,831,708	2,088,328
Capital expenditures	(1,866,125)	(166,823)
Proceeds from sale of capital equipment	1,391	6,024
Other assets and noncurrent receivables	(98,019)	(50,566)

Net cash used in investing activities	(10,872,115)	(12,576,221)
Cash flows from financing activities:
Payments made on capital lease obligations	(7,460)	—
Cash proceeds from the sale common stock	20,777,401	11,159,320

Net cash provided by financing activities	20,769,941	11,159,320

Increase (decrease) in cash and cash equivalents	6,286,888	(3,773,872)
Cash and cash equivalents:
Beginning of period	6,254,544	6,883,524

End of period	$12,541,432	$3,109,652

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended December 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2001 is derived from Bioject Medical Technologies Inc.’s (“Bioject’s”) 2001 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2001 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	December 31, 2001	March 31, 2001

Raw materials and components	1,297,848	$579,476
Work-in-process	32,980	0
Finished goods	513,693	440,125

	$1,844,521	$1,019,601

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended
	December 31,

	2001	2000

Stock options and warrants	2,724,499	2,484,636
Convertible preferred stock	2,689,136	2,561,572

Total	5,413,635	5,046,208

Note 4. Private Placements

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

In December 2001, Bioject sold a total of 350,000 shares of its common stock in a private placement for $11.00 per share. Total proceeds, net of offering costs, were $3.4 million. In connection with the sale of stock, Bioject issued warrants for 17,500 shares of its common stock at an exercise price of $12.10. The warrants are immediately exercisable and expire in December 2006.

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

Note 6. Agreement with Elan Corporation plc

In October 2001, the Company announced its intention to redeem 24% of the outstanding shares of its Series A Preferred Stock, which is held by Elan Pharmaceuticals Investments, Ltd. (“Elan”). Elan disputed the Company’s right to redeem such shares at that time. To enforce its redemption rights, Bioject filed a lawsuit in U.S. District Court in Oregon seeking an injunction and declaratory judgment to compel Elan to abide by the redemption provisions in Bioject’s Articles of Incorporation. Subsequently, Bioject received notice from Elan of its intention to convert all of its shares of Series A Preferred Stock into shares of the Company’s common stock. As a result of Elan’s notice of intent to convert the Series A Preferred Stock, Bioject had the right under its Articles of Incorporation and agreements with Elan to redeem all of the Series A Preferred Stock for an aggregate redemption price of $14.5 million. Bioject had until January 8, 2002 to exercise this right.

In order to fund the potential redemption of the Series A Preferred Stock as discussed above, the Company’s Board of Directors authorized the issuance of up to 2.0 million shares of the Company’s common stock, and the issuance of common stock for that purpose was approved by the shareholders on November 20, 2001.

However, on December 12, 2001, Bioject and Elan came to an agreement wherein Elan agreed to the following:

•	to eliminate, on a prospective basis from October 15, 2001, the 9% cumulative annual dividend payable on the Series A Preferred Stock;

•	to terminate its Series K warrants which gave Elan the right to purchase 350,000 shares of Bioject common stock at $12.50 per share;

•	to partially exercise its Series P warrant to purchase 252,666 shares of Bioject common stock for $7.50 per share or a total of $1.9 million; and

•	to exercise the remaining Series P warrants to purchase 252,666 shares of common stock within 30 days after December 12, 2002 if the average closing market price over the ten trading days prior to that date is at least $12.50 per share, and to purchase 252,667 shares of common stock within 30 days after December 12, 2003 if the average closing market price over the ten trading days prior to that date is at least $15.00 per share.

In exchange, Bioject agreed to the following:

•	to issue to Elan an additional 260,044 shares of Series A Preferred Stock in full satisfaction of Bioject’s obligations with respect to dividends accrued on the Series A Preferred Stock through October 15, 2001;

•	to eliminate all rights of Bioject to redeem shares of Series A Preferred Stock or Series P warrants, particularly including the right that Bioject had proposed to exercise to override Elan’s Series A conversion rights by redeeming shares of Series A Preferred Stock as to which Elan had given notice of intent to convert;

•	to eliminate provisions that required the mandatory conversion of all outstanding shares of Series A Preferred Stock on October 15, 2004;

•	to dismiss the lawsuit Bioject had filed to enforce its Series A redemption rights; and

•	to eliminate provisions for redemption and mandatory conversion of the Series C Preferred Stock, which were less significant because these provisions did not include an override right to redeem shares following a notice of intent to convert.

Although both Bioject and Elan believe and intend that the foregoing agreements changing the rights of the Series A Preferred Stock and the Series C Preferred Stock were effective immediately, Bioject agreed to submit to its shareholders for approval at the next annual meeting in September 2002 amendments to its Articles of Incorporation to reflect all of the agreed upon changes.

In addition, pursuant to the agreement, Elan sold 545,455 shares of Bioject common stock it previously held along with the 252,666 shares it received upon exercise of a portion of the Series P warrant. After such sales, Elan does not hold any Bioject common stock. However, Elan holds 952,738 shares of nonvoting Series A Preferred Stock and 391,830 shares of nonvoting Series C Preferred Stock, each of which is convertible at any time into 2 shares of common stock or a total of 2.7 million shares.

In connection with the termination of the Series K warrant and the changes to the Series A Preferred Stock, Bioject recorded an additional preferred dividend charge of $1.7 million in the third quarter of 2002, which resulted in total preferred dividends in the third quarter of $1.9 million. The preferred dividend charge reflects a non-cash, accounting adjustment required under generally accepted accounting principles to record the fair market value of the Series A Preferred Stock after giving effect to modifications of the terms under the Elan agreement.

Note 7. License Agreement with Alkermes, Inc.

In October 2001, the Company signed a license and development agreement (the “Agreement”) with Alkermes, Inc. to develop up to three undisclosed drug compounds as proprietary products using the Iject™ needle-free drug delivery system. The Agreement provides for $3.5 million in development and license fees to be paid beginning in the third quarter of fiscal 2002, which will be recognized as revenue over the development period. Revenue recognized is limited to cash payments received to date and receivable for milestones achieved. Any additional drugs will have separate negotiated terms.

Note 8. License Agreements with Amgen, Inc.

In October 2001, the Company amended its agreement to develop the Iject device with Amgen, Inc. to include scope changes to the project. The development agreement provides for approximately $800,000 in development fees, which will be recognized as revenue over the development period. Revenue recognized will be limited to cash payments received to date and receivable for milestones achieved. Bioject is also providing Amgen with prototype devices, which will be paid for by Amgen as they are shipped.

In December 2001, the Company signed a new agreement with Amgen, Inc. to provide for the exclusive worldwide license of certain patents and intellectual property related to the B2000 System for certain drug indications (the “Agreement”). Unless extended pursuant to the Agreement terms, this license expires January 15, 2003. In exchange for this exclusive license, Amgen paid Bioject a development fee of $1.0 million in December 2001, which will be recognized as revenue over the development period. Revenue recognized is limited to cash payments received to date and receivable for milestones achieved. If Amgen elects to extend the term of the license in January 2003, additional license fees will become due.

Note 9. Purchase of Facility

In December 2001, Bioject purchased a new facility in New Jersey, which will house the Company’s executive and certain other offices. The facility is scheduled to be completed in March, 2002. The purchase price of the facility was $1.375 million and was paid for with existing cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, current corporate partners, prospects for sales of the Company’s products into new, high leverage markets, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that the Company’s products, including the cool.click™ or the Serojet™, will not be accepted by the market, the risk that the Company will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements, the fact that the Company’s business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, the risk that the Company may be unable to produce its products at a unit cost necessary for the products to be competitive in the market and the risk that the Company may be unable to comply with the extensive government regulations applicable to its business. Readers of this Form 10-Q are referred to the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended March 31, 2001, and the Company’s Registration Statement on Form S-3 dated January 30, 2002 for further discussions of factors which could affect future results.

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

The Company’s long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical industry. In fiscal 2002, the Company is focusing its business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, Bioject can enhance demand for these products in the healthcare provider and end user markets.

In fiscal 2002, the Company’s clinical research efforts have been aimed primarily at clinical research collaborations in the area of vaccines and delivery. Currently, the Company is involved in collaborations with approximately 30 institutions.

In fiscal 2002, the Company’s other research and development efforts have been primarily focused on the development of the smaller, lighter Iject II, and the pre-filled, disposable intradermal injector. The Iject II has been modeled using a more streamlined design, thus making it more cost effective to manufacture while retaining the same flexibility and performance characteristics of the original Iject.

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

Results of Operations

Product sales increased to $561,000 and $2.1 million for the three and nine month periods ended December 31, 2001, respectively, compared to $267,000 and $925,000, respectively, for the same periods of 2000, primarily due to increases in the unit sales volumes of Serono related products. Product sales were lower in the third quarter of fiscal 2002 compared to the second quarter of 2002 due to the timing of purchases by Serono. Serono purchased small quantities of the Serojet™ in the third quarter of fiscal 2002 and we expect them to purchase larger quantities in the fourth quarter of 2002 as they ramp up their launch schedule. Serono uses the Serojet™ for AIDS wasting applications.

License and technology revenues increased to $435,000 and $598,000, respectively, for the three and nine month periods ended December 31, 2001, compared to $211,000 and $588,000, respectively, for the same periods in 2000. Bioject signed several license and technology agreements in the first nine months of fiscal 2002. Bioject has received licensing fees from Serono during each quarter of fiscal 2002 and, beginning in the third quarter of fiscal 2002, has also received license fees and/or technology development fees from Alkermes, Elan and Amgen.

Manufacturing expense increased to $1.3 million and $3.0 million for the three and nine month periods ended December 31, 2001, respectively, compared to $553,000 and $1.7 million, respectively, for the comparable periods of 2000. The Company experienced increased costs in fiscal 2002 due to an increase in unit sales volumes, offset in part by decreased depreciation expense as a result of asset write-offs during the fourth quarter of fiscal 2001. Manufacturing expense increased in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002 due to one-time costs associated with the start-up of production of the Serojet™, which will be used by Serono for AIDS wasting applications.

Research and development expense was $633,000 and $1.8 million for the three and nine month periods ended December 31, 2001, respectively, compared to $643,000 and $1.4 million, respectively, for the comparable periods of 2000. The increase for the year to date period is primarily due to increased payroll and related expenses and travel expenses associated with the development of the Iject™ disposable and the Iject™ II disposable, the intradermal Iject™ II and various other new product developments and improvements.

Selling, general and administrative expenses increased to $1.3 million and $3.2 million for the three and nine month periods ended December 31, 2001, respectively, compared to $724,000 and $2.2 million, respectively, for the comparable periods of 2000. Approximately $301,000 of the increase for the nine month period resulted from non-cash charges related primarily to the issuance of stock options and warrants for consulting services and the issuance of restricted stock to each current non-

employee director in lieu of cash compensation. The remaining increases were primarily attributable to increases in payroll and related expenses, travel, recruiting and professional fees. Bioject hired two new executive officers, an Executive Vice President, General Manager and a Chief Financial Officer in the second and third quarters of fiscal 2002, respectively, which contributed to the overall increase in the third quarter of fiscal 2002.

Interest income increased to $318,000 and $1.0 million for the three and nine month periods ended December 31, 2001, respectively, compared to $230,000 and $638,000, respectively, for the comparable periods of 2000, as a result of increased cash and cash and cash equivalent balances, offset in part by lower interest rates. The increase in cash and cash equivalent balances resulted from net proceeds of $10.3 million from the private placement of 1.43 million shares of common stock in July and August 2000, net proceeds of $14.6 million from the sale of 1.63 million shares in private placements during May and June 2001, net proceeds of $3.4 million from the private placement of 350,000 shares of common stock in a private placement in December 2001, net proceeds of $1.9 million from Elan’s exercise of warrants during December 2001 and a $1.0 million license fee received from Amgen in December 2001, offset in part by $1.375 million used for the purchase of a new facility, $500,000 used for other capital expenditures and $3.6 million used in operations during the first nine months of fiscal 2002.

Preferred dividends in the third quarter of fiscal 2002 of $1.9 million include $1.7 million related to the changes made to the rights of the outstanding Series A Preferred Stock held by Elan. See Note 6.

Liquidity and Capital Resources

Since its inception in 1985, the Company has financed its operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from its initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through December 31, 2001 totaled approximately $100 million. The Company completed a round of financing in May and June 2001, selling 1.63 million shares of its common stock for $10.00 per share for net proceeds to the Company of $14.6 million. In addition, in December 2001, Elan exercised a warrant for 252,666 shares of the Company’s common stock for net proceeds to the Company of $1.9 million and the Company completed its latest round of financing, selling 350,000 shares of its common stock for $11.00 per share for net proceeds to the Company of $3.4 million.

Cash and cash equivalents increased to $12.5 million at December 31, 2001 from $6.3 million at March 31, 2001. The increase is primarily due to net proceeds from the sale of common stock of $20.8 million, offset by the net purchase of $8.9 million of marketable securities and $3.6 million used in operations.

Net accounts receivable increased to $540,000 at December 31, 2001 from $440,000 at March 31, 2001. Included in the balance at December 31, 2001, was $212,000 due from one customer, none of which is currently past due.

Inventories increased to $1.8 million at December 31, 2001 from $1.0 million at March 31, 2001 due to increases in raw materials and finished goods related to the production of the cool.click and SeroJet.

Other current assets increased to $432,000 at December 31, 2001 from $155,000 at March 31, 2001, primarily due to an increase in prepaid professional fees, which are being expensed over the next two quarters.

Other accrued liabilities include $200,000 payable to Wainwright in connection with the Company’s sales of stock in May and June 2001. The $200,000 was paid to Wainwright in January 2002.

Deferred revenue increased to $1.4 million at December 31, 2001 from $469,000 at March 31, 2001 primarily due to a $1.0 million license fee received from Amgen, Inc. in December 2001, which is being recognized over the term of the license period, which expires January 15, 2003.

Capital expenditures totaled $1.9 million in the first nine months of fiscal 2002, primarily for the purchase of an ERP computer system and a new office building. Bioject anticipates spending $500,000 in the fourth quarter of fiscal 2002 primarily for manufacturing automation and molds.

New Accounting Pronouncements

Hedging Activities

The Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), in June 1998. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in the derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company adopted this Standard on April 1, 2001. Since the Company does not currently utilize hedging or other derivative instruments, the effect of adopting this standard did not have an effect on the Company’s financial position or its results of operations.

Business Combinations and Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 for its fiscal year beginning April 1, 2002. The adoption of SFAS No. 141 did not have a significant impact on Bioject’s financial condition or results of operations. Bioject does not expect the adoption of SFAS No. 142 to have a significant impact on its financial condition or results of operations.

Asset Retirements and Impairment or Disposal of Long Lived Assets

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which will be effective beginning fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS Nos. 143 and 144 will be effective beginning in fiscal 2003. We do not expect the adoption of SFAS Nos. 143 and 144 to have a significant impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 6. of Notes to Consolidated Financial Statements for a description of changes to the rights of the outstanding Series A Preferred Stock and Series C Preferred Stock of the Company.

In December 2001, Bioject sold a total of 350,000 shares of its common stock in a private placement for $11.00 per share. Total proceeds, net of offering costs, were $3.4 million. In connection with the sale of stock, Bioject issued warrants for 17,500 shares of its common stock at an exercise price of $12.10. The warrants are immediately exercisable and expire in December 2006. Also in December 2001, Elan exercised warrants to purchase 252,666 shares of common stock at an exercise price of $7.50 per share. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on November 20, 2001, at which the following actions were taken:

1.	The shareholders approved the issuance of common stock of the Company to fund the possible redemption of the Company’s outstanding Series A Preferred Stock as follows:

	No. of Shares	No. of Shares	No. of Broker
No. of Shares Voting For:	Voting Against:	Abstaining:	Non-Votes:

5,735,245	551,433	2,240	—

Subsequent to this approval, the Company came to a separate agreement with Elan and did not redeem the Series A Preferred Stock (see Note 6).

2.	The shareholders ratified the provisions of Article IV, Section 2.6(a)(3) of the Company’s Amended and Restated Articles of Incorporation as follows:

	No. of Shares	No. of Shares	No. of Broker
No. of Shares Voting For:	Voting Against:	Abstaining:	Non-Votes:

5,736,765	548,933	3,220	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description

10.1	Agreement dated December 12, 2001 between the Company, Elan Pharmaceutical Investments, Ltd., and Elan International Services, Ltd.

10.2	Form of Series “P” Common Stock Purchase Warrant, as amended on December 12, 2001.

(b) Reports on Form 8-K

On December 14, 2001, the Company filed a report on Form 8-K to report under Item 5. Other Events that the Company had entered into the settlement agreement with Elan Pharmaceutical Investments, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2002	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

/s/ JAMES O’SHEA James O’Shea Chairman, Chief Executive Officer And President (Principal Executive Officer)

/s/ JOHN GANDOLFO John Gandolfo Chief Financial Officer (Principal Financial and Accounting Officer)