Form 10-K
period 2002-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2002-06-20
CIK 810084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: March 31, 2002

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

Common Stock, without par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes     ☑          No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $30,317,241 as of June 14, 2002 based upon the last sales price as reported by the Nasdaq SmallCap System.

      The number of shares outstanding of the Registrant’s Common Stock as of June 14, 2002 was 10,598,826 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the 2002 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2002 FORM 10-K ANNUAL REPORT

PART I

Item 1.     Business

General

      We commenced operations in 1985. We develop, manufacture and market jet injection systems for needle-free drug delivery. We license our technology to leading pharmaceutical and biotechnology companies for whose products our technology provides potentially increased medical efficacy or enhanced market acceptance. We also sell our products directly to healthcare providers.

      Our needle-free injection technology works by forcing liquid medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure medication that penetrates the skin, depositing the medication in the tissue beneath.

      Since our formation, we have been engaged principally in organizational, financing, research and development, and marketing activities. Our products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration (“FDA”) under section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”).

      We are actively pursuing strategic partnering relationships with a number of pharmaceutical and biotechnology companies under which we plan to grant specified rights or licenses to some or all of our products. The strategy anticipates that the rights or licenses will allow strategic partners to i) use the licensed products for specific applications or purposes or ii) market the licensed products in conjunction with certain of their products.

      Currently, we have two strategic partners: Ares-Serono and Alkermes.

      Ares-Serono Group, plc. (“Serono”) licensed our Vitajet® 3 injection system for delivery of Saizen® human growth hormone. The Vitajet® has been customized for use in the pediatric growth market, and is marketed as the cool.clickTM. Serono has exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone and AIDS wasting applications utilizing the Vitajet® 3 device. The SeroJetTM, a customized version of the Vitajet® 3, has been cleared by the FDA for use with Serostim® for the treatment of AIDS wasting.

      In October 2001, we signed a license and development agreement with Alkermes, Inc., a leader in the development of pharmaceutical products based on advanced drug delivery systems, to develop up to three undisclosed drug compounds as proprietary products using the IjectTM needle-free drug delivery system.

      We are actively pursuing additional strategic partnering relationships with a number of pharmaceutical and biotechnology companies.

      In addition, a portion of our revenues comes from the direct marketing of our needle-free injection system, the Biojector® 2000, or B-2000, to healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle.

      We also market the Vitajet®, a spring-powered, needle-free, self-injection device, which has regulatory clearance for administering injections of insulin.

      Following is a chronology of significant milestones achieved:

Date	Milestone

April 1987	Received FDA clearance to market a hand-held CO2 -powered needle-free injection system.
February 1993	Began U.S. distribution of our Biojector® 2000 system to hospitals and large clinics.
June 1994	Received FDA clearance to market a version of our Biojector® 2000 system in a configuration targeted at high volume injection applications.
October 1996	Received FDA clearance for a needle-free disposable vial access device.
March 1997	Received FDA clearance for certain enhancements to our Biojector® 2000 system.
September 1997	Entered into a joint venture agreement with Elan for the development and commercialization of certain blood glucose monitoring technology, which the Company licensed from Elan.
March 1998	Entered into a transaction with Vitajet Corporation whereby we acquired, along with certain other assets, the rights to the Vitajet®, a spring-powered, needle-free self-injection device, with FDA clearance for administering injections of insulin.
January 1999	Received ISO9001 and EN46001 certification.
June 1999	Marathon, the joint venture formed with Elan, completed a sale of the license to the blood glucose monitoring technology and certain fixed assets related to the development of that technology.
November 1999	Received CE Mark certification for our jet injection systems, which allows the products to be sold in the European Union.
December 1999	Entered into a license and distribution agreement with Ares-Serono to deliver human growth hormone with a modified Vitajet® for the pediatric growth market.
February 2000	Entered into a clinical development and supply agreement with Amgen for the IjectTM, a single use disposable jet injector.
June 2000	Received FDA clearance for a modified version of the Vitajet®, called the cool.clickTM, to administer injections of Serono’s human growth hormone Saizen®.
October 2000	Amended Serono’s license and distribution agreement to include exclusive worldwide rights for the cool.clickTM injection device to deliver Saizen® and to include worldwide rights to deliver Serostim® for AIDS wasting applications with a modified Vitajet®, called the SeroJetTM.
March 2001	Received FDA clearance for a modified version of our Vitajet®, called the SeroJetTM, to administer injections of Serono’s human growth hormone Serostim® for the treatment of AIDS wasting.
April 2001	Received FDA clearance to market a Reconstitution Kit and Vial Connector.
October 2001	Entered into a license and development agreement with Alkermes for the use of our IjectTM, single-use disposable jet injector.
October 2001	National Institutes of Health uses our Biojector® 2000 system in testing of first AIDS vaccine.
January 2002	Entered into an agreement with Memorial-Sloan Kettering for the use of our Biojector® 2000 system in DNA vaccine research.

      “Biojector,” “Bioject” and “ Vitajet “ are registered trademarks of Bioject Medical Technologies Inc.

Needle Free Injection

      Medications are currently delivered using various methods, each of which has both advantages and limitations. The most commonly used drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous, intradermal and intramuscular injection, inhalation and transdermal “patch” diffusion. Many drugs are effective only when injected. Published data indicates that more than 1.7 billion needle-syringes are sold annually in the U.S. We believe that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1 ml.

      Injections using traditional needle-syringes suffer from many shortcomings, including: (i) the risk of needlestick injuries; (ii) the risk of penetrating a patient’s vein; and (iii) the patients’ aversion to needles and discomfort. The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient’s blood accidentally penetrates a healthcare worker’s skin. Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and Hepatitis B. Published data estimate that 600,000 to 1,000,000 needlestick injuries occur in the U.S. each year.

      Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries has increased. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations were changed by Congress with passage of the Needlestick Safety Prevention Act, which was effective in 2001. These regulations require implementing “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” in biohazardous “sharps” containers, safer medical devices, including needleless systems, and follow-up testing for victims of needlestick injuries. To date, 24 states and the U.S. Occupational Safety and Health Administration have adopted legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

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

Description of Our Products

     Biojector® 2000

      Our Biojector® 2000 system consists of two components: a hand-held, reusable jet injector; and a sterile, single-use, disposable plastic syringe capable of delivering variable doses of medication up to 1.0 ml. The B-2000 system is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle.

      The first component of the system, the Biojector® 2000, is a portable hand-held device, which is approximately the size of a flashlight. It is designed both for ease of use by healthcare professionals, as well as to be attractive and non-threatening to patients. The Biojector® 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication. The B-2000 is also available with a tank adapter which allows the device to be attached to a large volume CO2 tank. The tank adapter eliminates the need to change CO2 cartridges after every ten injections and is an attractive option for applications where a large number of injections are given in a relatively short period of time.

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

      There are five different Biojector® syringes, each of which is intended for a different injection depth or body type. The syringes are molded using our patented manufacturing process. A trained healthcare worker selects the syringe appropriate for the intended type of injection. One syringe size is for subcutaneous injections, while the others are designed for intramuscular injections, depending on the patient’s body characteristics and the location of the injection.

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

      The current suggested retail list price for the Biojector® 2000 professional jet injector is $1,200, and the suggested retail list price for Biojector® syringes is $125 for a box of 100 syringes. CO2 cartridges are sold for a suggested retail price of $5.00 for a box of ten. Discounts are offered for volume purchases.

Vitajet®

      The Vitajet® is also made-up of two components, a portable injector unit and a disposable syringe. It is smaller and lower in cost than other products in our needle-free offering. The method of operation and drug delivery is similar to the Biojector®, except that the Vitajet® is powered by a spring rather than by CO2. Due to its ease of use and lower cost, it is a good solution for home-use self-injection. Vitajet®’s regulatory labeling limits its use to the injection of Insulin. A modified Vitajet®, called the cool.clickTM, has received regulatory clearance for injection of Serono’s human growth hormone Saizen® and another modified Vitajet®, called the SeroJetTM, has regulatory clearance for administering the Serono human growth hormone Serostim® for the treatment of AIDS Wasting. We believe that the Vitajet® has the potential to achieve regulatory labeling for additional subcutaneous injections.

      The current suggested retail price for the Vitajet® needle-free injector is $250. A three month supply (13-count) of Vitajet® syringes is sold for a suggested retail price of $60.

      We have other products under development, which are intended to address other markets or to enhance the Biojector® 2000 system. See “Research and Product Development.”

Marketing and Competition

      The traditional needle-syringe is currently the primary method for administering intramuscular and subcutaneous injections.

      During the last 20 years, there have been many attempts to develop portable one-shot jet injection hypodermic devices. Problems have arisen in the attempts to develop such devices including: (i) inadequate injection power, (ii) little or no control of pressure and depth of penetration, (iii) complexity of design, with related difficulties in cost and performance, (iv) difficulties in use, including filling and cleaning, and (v) the necessity for sterilization between uses.

      In recent years, several spring-driven, needle-free injectors have been developed and marketed, primarily for injecting Insulin. Current list prices for such injectors range from approximately $250 to $600 per injector. We believe that market acceptance of these devices has been limited due to a combination of the cost of the devices coupled with the difficulties of their use.

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

      One U.K. company, Weston Medical plc, is developing a device that will likely compete with our jet injection product for certain applications but has not obtained marketing regulatory clearance.

      Our primary sales and marketing objective is to form licensing and supply arrangements with leading pharmaceutical and biotechnology companies, which would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to our products for a specific application or medical indication; ii) development fees if we customize one of our products for the customer or develop a new product; iii) milestone payments related to the customer’s progress in developing products to be used in conjunction with our products; iv) royalty revenue derived from strategic partners’ drug sales; and v) product revenues from the sale of our products to the customer pursuant to a supply agreement. Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company’s injectable pharmaceutical products, along with our products, to end-users.

      We intend to focus the direct sales efforts of our needle-free injection systems on the military and public health markets. To implement our direct sales and marketing efforts, we currently employ a national sales manager, one customer service representative, and three part-time nurse trainers. Our direct sales efforts have resulted in the signing of public health agreements for the states of Alaska and Oklahoma, the New York City Department of Public Health and the County of San Francisco. We have also secured a 5-year contract through the Veterans Administration authorizing direct sales to all branches of the Department of Defense, U.S. Public Health Service and the Federal Bureau of Prisons.

      Selling to new customers in our target markets is often a lengthy process. A new customer is typically adopting our products as a new technology. Accordingly, the purchase approval process usually involves a lengthy product evaluation process, including testing and approval by several individuals or committees within the potential customer’s organization and a thorough cost-benefit analysis.

      The medical equipment market is highly competitive, and competition is likely to intensify. Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.08 to $0.22 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.22 to $1.00 per unit. The average price per injection with the B-2000 is approximately $0.65 to $0.90.

      We expect to compete with traditional needle-syringes and safety syringes based on issues of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and reduced cost of compliance with OSHA regulations and other legislation. Except in the case of certain safety syringes, we do not expect to compete with needle-syringes based on purchase cost alone. However, we believe that the B-2000 system will compete effectively based on overall cost when all indirect costs, including disposal of syringes and testing, treatment and workers’ compensation expenses related to needlestick injuries, are considered.

      We are aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 ml. or less. These compete primarily with the Vitajet®. We are not aware of any competing products with regulatory approval that have features and benefits comparable to the B-2000 system. The Biojector® is suitable for both intramuscular and subcutaneous injections of up to 1 ml. in the professional and home injection markets. Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with our products. There can be no assurance that we will be able to compete successfully in this market. A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While we do not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

Patents and Proprietary Rights

      We believe that the technology incorporated in our currently marketed Biojector® 2000 and Vitajet® devices and single-dose disposable plastic syringes, as well as the technology of products under development, give us significant advantages over both the manufacturers of competing needle-free jet injection systems and over prospective competitors seeking to develop similar systems. We attempt to protect our technology through a combination of trade secrets, confidentiality agreements and procedures and patent prosecution.

      We have three U.S. patents, which were issued with respect to jet injection technology and that were incorporated in earlier versions of our jet injection systems. These patents expire from July 2007 to November 2008.

      We have a total of 22 U.S. patents granted and 13 foreign patents granted. These cover various devices and methods pertinent to our needle free technology. Additionally, five new U.S. patent applications have been filed on matters specifically related to single use, disposable devices currently under development. We have also filed eight new foreign applications on matters already covered by U.S. patents. We generally file patent applications in Canada, Europe and Japan at the times and under the circumstances that we deem filing to be appropriate in each of those jurisdictions. There can be no assurance that any patents applied for will be granted or that patents held by us will be valid or sufficiently broad to protect our technology or provide a significant competitive advantage. We also rely on trade secrets and proprietary know-how that we seek to protect through confidentiality agreements with our employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or be developed independently by, competitors. In addition, the laws of foreign countries may not protect our proprietary rights to our technology, including patent rights, to the same extent as the laws of the U.S.

      We believe that we have independently developed our technology and attempt to assure that our products do not infringe on the proprietary rights of others. However, if infringement of the proprietary rights of others is alleged and proved, there can be no assurance that we could obtain necessary licenses to that technology on terms and conditions that would not have an adverse affect. We are not aware of any asserted claim that the Biojector® 2000, Vitajet® or any product under development violates the proprietary rights of any third party.

      If a dispute arises concerning our technology, we could become involved in litigation that might involve substantial cost. Such litigation might also divert substantial management attention away from our operations and into efforts to enforce our patents, protect our trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings, we could be subject to significant liabilities to third parties. We might also be required to seek licenses from third parties in order to manufacture or sell our products. Our ability to manufacture and sell our products might also be adversely affected by other unforeseen factors relating to the proceeding or its outcome.

Government Regulation

      Our products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the FDA administers the FFDCA and has adopted regulations to administer that Act. These regulations include regulations that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries and certain malfunctions to the FDA. Our manufacturing facilities and certain of our records are also subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and related regulations. Noncompliance with the Act or its regulations can result in a variety of regulatory steps including warning letters, product detentions, device alerts or field corrections, mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

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

      If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval application (“PMA”). A PMA must show that the device is safe and effective and is generally a much more complex submission than a 510(k) notification. A PMA typically requires more extensive testing before filing with the FDA and a longer FDA review process.

      A 510(k) notification is required when a device is being introduced into the market for the first time, when the manufacturer makes a change or modification to an already marketed device that could significantly affect the device’s safety or effectiveness, and when there is a major change or modification in the intended use of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would require filing a new 510(k) notification. FDA regulations provide only limited guidance in making this determination.

      We are developing the IjectTM System, a single or multi-use prefilled disposable injector for self injection and pre-filled Biojector® syringes. We plan to seek arrangements with pharmaceutical and biotechnology companies to package their medications in pre-filled Biojector® syringes. See “Research and Product Development.” Before pre-filled IjectTM or Biojector® syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties if stored in the pre-filled syringe. It is current FDA policy that such pre-filled syringes are evaluated by the FDA as drugs rather than medical devices. In order to market pre-filled syringes, pharmaceutical companies will be required to gain prior clearance from the FDA by means of a New or Amended Drug Application (“NDA”) or an Abbreviated New Drug Application (“ANDA”). An NDA is a complex submission required to establish that a drug will be safe and effective for its intended uses. An ANDA is a less detailed process, which does not require, among other things, that the applicant provide complete reports of preclinical and clinical studies of safety and efficacy as are required for NDAs. Assuming that the drugs used in the pre-filled syringes have previously been approved by the FDA for injection, we believe that the FDA will likely require ANDAs, rather than NDAs, to be submitted. We believe that if a drug intended to be used in one of our pre-filled syringes was already the subject of an approved NDA or an ANDA for intramuscular or subcutaneous injection, then the main issues affecting clearance for use in the pre-filled syringe would be i) the ability of the syringe to store the drug, ii) the ability of the manufacture to assure the drug’s stability until used, and iii) the ability to demonstrate that the syringe will safely deliver the proper dose.

      The FDA also regulates our quality control and manufacturing procedures. The FDA requires us and our contract manufacturers to demonstrate compliance with current Good Manufacturing Practices (“GMP”) Regulations. These regulations require, among other things, that i) the manufacturing process be regulated and controlled by the use of written procedures, and ii) the ability to produce devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process. GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. The FDA’s interpretation and enforcement of these requirements has been increasingly strict and will likely continue to be at least as strict in the future. Failure to adhere to GMP requirements would cause the products produced by us to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting their manufacturing facilities to periodic FDA inspections. If the inspector observes conditions that violate the requirements, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise, the manufacturer may face potential regulatory action, which may include physical recall of the product from the marketplace.

      Our manufacturing facility was inspected by the FDA for compliance with Good Manufacturing Practices in August 1998, with no violations indicated.

      The FDA’s Medical Device Reporting Regulation requires that we provide information to the FDA if any death or serious injury alleged to have been associated with the use of our products occurs. In addition, any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to occur must also be reported. FDA regulations prohibit a device from being marketed for unapproved or uncleared indications. If the FDA believes that we are not in compliance with these regulations, it may institute proceedings to detain or seize products, issue a product recall, seek injunctive relief or assess civil and criminal penalties.

      The use and manufacture of our products are subject to OSHA and other federal, state and local laws and regulations that relate to such matters as: i) safe working conditions for healthcare workers and other employees; ii) manufacturing practices; iii) environmental protection and disposal of hazardous or potentially hazardous substances; and iv) the policies of hospitals and clinics relating to complying with these laws and regulations. There can be no assurance that we will not be required to incur significant costs to comply with these laws, regulations or policies in the future, or that such laws, regulations or policies will not increase the costs or restrictions related to the use of our products or otherwise have a materially adverse affect upon our ability to do business.

      Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretation. There can be no assurance that future changes in regulations or interpretations made by the FDA, OSHA or other regulatory bodies, will not adversely affect us.

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

      In June 1998, we received certification from TUV Product Services for our quality system, which meets the requirements of ISO 9001 and EN 46001. In November 1999, we received certification from TUV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive. In addition, in April 2002 we received certification for ISO 9001-1994, EN 46001-1996 and ISO 13485-1996, which allows us to label our products with the CE Mark and sell them in the European Community and non European countries.

Research and Product Development

      Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products. We use clinical, magnetic resonance imaging and tissue studies to determine the reliability and performance of new and existing products. As of March 31, 2002, our research and product development staff, including clinical and regulatory staff members, consisted of 15 employees and one outside contractor.

      A primary focus of our research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, we believe our devices are being used in more than 30 clinical research projects both within and outside of the United States, approximately 20 of which are DNA-based. These research projects are being conducted by companies leading the development of DNA-based medications as well as by the leading universities and governmental institutions conducting research in this area. There can be no assurance that further clinical studies will prove conclusively that Bioject’s technology is more effective in delivering DNA-based medications than alternative delivery systems that are currently available or that may be developed in the future.

      Developing DNA-based preventative and therapeutic treatments for a variety of diseases is a very active and growing area of medical research. Researchers hope to develop DNA-based treatments for diseases that have previously not been treatable as well as DNA-based alternatives to therapies currently used in the treatment of other diseases. Most DNA therapies currently being developed require injecting the medication either intramuscularly (into the muscle tissue) or intradermally (just under the skin). The Biojector® 2000 is currently the only jet injection device cleared by the FDA for intramuscular injections. We have developed an adapter for the Biojector® syringe to allow the device to consistently deliver intradermal injections. This adapter is being used in clinical studies to deliver intradermal injections. Initial studies show the adapter to be effective. This adapter has not been cleared by the FDA to be marketed for intradermal injections and is not currently submitted to the FDA to gain clearance for those claims. If our jet injection technology is proven to enhance the performance of DNA-based medications, this area of medicine could present a significant opportunity for us to license our products to pharmaceutical and biotechnology companies for use in conjunction with their DNA-based medications. There can be no assurance that further clinical studies will prove conclusively that our technology is more effective in delivering DNA-based medications than alternative delivery systems that are either currently available or that may be developed in the future. Further, there can be no assurance, should our technology prove to be more effective in delivering DNA-based medications, that regulatory clearance will be gained to deliver any DNA-based medications using our products. Further, should intradermal delivery of DNA-based medications be critical to effective delivery of those compounds, there is no assurance that we will gain regulatory clearance for intradermal delivery DNA-based medications with our products.

      A primary focus of our product development efforts is on developing a new generation of personal injectors (the “IjectTM”) that are being designed to be smaller, disposable, lightweight and less costly. These devices will target the growing market for patients administering their own injections in the home.

      We anticipate producing a whole family of IjectTM devices, each specially customized for the delivery of specific injected drugs and vaccines, which could be licensed to pharmaceutical and biotechnology companies for many different non-competing products.

      We are also focusing product development efforts on developing pre-filled syringes for use with our B-2000 product and with other needle-free injectors presently being developed. When the pre-filled technology is perfected, we intend to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications, pre-packaged in Biojector® pre-filled syringes. Purchasing syringes already filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector® syringe. Before pre-filled Biojector® syringes may be distributed for use in the U.S., pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner. This process could be lengthy. In addition, the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector® pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See “Governmental Regulation.”

Manufacturing

      We assemble the Biojector® 2000, the Vitajet®, the cool.clickTM, the SeroJetTM and related syringes from components purchased from outside suppliers. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for our products. Further, while we believe that we continue to maintain supplier relationships that will provide a sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required for us to operate efficiently and profitably.

Employees

      As of March 31, 2002, we had 67 full-time employees, with 15 employees engaged in research and product development, 3 in sales and marketing, 11 in technical product support, 22 in manufacturing, and 16 in administration. We engage a limited number of part-time consultants who assist with research and development and sales and marketing activities. As of March 31, 2002, we had 3 consultants and 3 per diem nurses on contract. None of our employees are represented by a labor union.

Product Liability

      We believe that our products reliably inject medications both subcutaneously and intramuscularly when used in accordance with product guidelines. Our current insurance policies provide coverage at least equal to an aggregate limit of $11 million with respect to certain product liability claims. We have experienced one product liability claim to date, and did not incur a significant liability. There can be no assurance, however, that we will not become subject to more such claims, that our current insurance would cover such claims, or that insurance will continue to be available to us in the future. Our business may be adversely affected by product liability claims.

Factors That May Affect Our Business and Our Common Stock

      If our products are not accepted by the market, our business could fail. Our success will depend on market acceptance of our needle-free injection drug delivery systems, the Biojector® 2000 system and the Vitajet® system and on market acceptance of other products under development. If our products do not achieve market acceptance, our business could fail. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe. Use of the Biojector® 2000 system for intramuscular and subcutaneous injections eliminates the risk associated with needle syringes; however, the cost per injection is significantly higher. The Biojector® 2000, the IjectTM system, the Vitajet® system or any of our products under development may be unable to compete successfully with needle-syringes. A previous needle-free injection system manufactured by us did not achieve market acceptance and is no longer being marketed.

      We may be unable to enter into additional strategic corporate licensing and distribution agreements or maintain existing agreements, which could cause our business to suffer. A key component of our sales and marketing strategy is to enter into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products our technology provides either increased medical effectiveness or a higher degree of market acceptance. If we cannot enter into these agreements on terms favorable to us or at all, our business may suffer. In January 1995, we entered into an agreement with Hoffman La Roche Pharmaceuticals, whereby the parties anticipated that the product development phase of the agreement would develop into a supply and distribution agreement between us and Roche. In June 1999, Roche advised us that due to a longer and more costly than expected regulatory process to gain clearance to use the B-2020 in conjunction with Roche’s products, Roche had changed its marketing strategy. In making that change in marketing strategy, Roche abandoned its exclusive distribution rights to the B-2020 and did not seek a supply of the B-2020 from us.

      In July 1998, we entered into an agreement with Merck & Co., whereby the parties anticipated that the initial July 1998 agreement would lead to a long-term licensing and supply agreement between the two companies. In February 1999, Merck & Co. advised us that it would not continue, at that time, to pursue exclusive license to or supply of our products.

      In February 2000, we entered into a clinical development and supply agreement with Amgen, Inc. for our disposable Iject® system for delivery of two undisclosed medical indications. The agreement also gave Amgen options to license the Iject® for additional indications. In October 2001, we amended our agreement with Amgen to develop the Iject® device to include scope changes to the project. In December 2001, we signed a new agreement with Amgen to provide for the exclusive worldwide license of certain patents and intellectual property related to our B2000 System for certain drug indications. Unless extended pursuant to the agreement terms, this license was to expire January 15, 2003. However, in the fourth quarter of fiscal 2002, Amgen terminated its license and development agreement.

      All of the above agreements resulted in significant short-term revenue. None of the agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy.

      We may be unable to enter into future licensing or supply agreements with major pharmaceutical or biotechnology companies. Even if we enter into these agreements, they may not result in sustainable long-term revenues which, when combined with revenues from product sales, could be sufficient for us to operate profitably.

      We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At March 31, 2002, we had an accumulated deficit of $75.6 million. $62.6 million of the accumulated deficit relates to losses incurred in the needle-free segment of our operations. Approximately $13 million of the accumulated deficit relates to losses from our operations to develop the blood glucose monitoring technology, which was discontinued and sold to a third party in fiscal 2000. We may never be profitable, which could have a negative effect on our stock price. Historically, our revenues have been derived primarily from licensing and technology fees and from limited product sales. The product sales were principally sales to dealers in order to stock their inventories and to Homecare Management Inc., a company that we no longer sell to. More recently, we have sold our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability.

      We have reduced our sales force and may be unable to penetrate targeted market segments. In late fiscal 1998 and early fiscal 1999, we dramatically reduced our direct product sales force from one national and five district sales managers. We currently have one national sales manager who is focused on specifically targeted market segments. This reduced sales force may not have sufficient resources to adequately penetrate one or more of the targeted market segments. Further, if the sales force is successful in penetrating one or more of the targeted market segments, we are unable to assure you that our products will be accepted in those segments or that product acceptance will result in product revenues which, together with revenues from corporate licensing and supply agreements, will be sufficient for us to operate profitably.

      We have limited manufacturing experience, and may be unable to produce our products at the unit costs necessary for the products to be competitive in the market, which could cause our financial condition to suffer. We have limited experience manufacturing our products in commercially viable quantities. We have increased our production capacity for the Biojector® 2000 system and the Vitajet product line through automation of, and changes in, production methods, in order to achieve savings through higher volumes of production. If we are unable to do so, then our results of operations and financial condition could suffer. The current cost per injection of the Biojector® 2000 system and Vitajet® product line is substantially higher than that of traditional needle-syringes, our principal competition. A key element of our business strategy has been to reduce the overall manufacturing cost through automating production and packaging. There can be no assurance that we will achieve sales and manufacturing volumes necessary to realize cost savings from volume production at levels necessary to result in significant unit manufacturing cost reductions. Failure to do so will continue to make competing with needle-syringes on the basis of cost very difficult and will adversely affect our financial condition and results of operations. We may be unable to successfully manufacture devices at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect our financial condition and results of operations.

      We are subject to extensive government regulation and must continue to comply with these regulations or our business could suffer. Our products and manufacturing operations are subject to extensive government regulation in both the U.S. and abroad. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). In 1987, we received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. Although the Biojector® 2000 system incorporates changes from the system with respect to which our 1987 510(k) marketing clearance was received and expands its intended use, we made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device. Accordingly, we further concluded that the 1987 510(k) clearance permitted us to market the Biojector® 2000 system in the U.S. In June 1994, we received clearance from the FDA under 510(k) to market a version of our Biojector® 2000 system in a configuration targeted at high volume injection applications. In October 1996, we received 510(k) clearance for a needle-free disposable vial adapter device. In March 1997, we received additional 510(k) clearance for certain enhancements to our Biojector® 2000 system. In June 2000, we received 510(k) clearance for the cool.clickTM, a modified Vitajet®. In March 2001, we received 510(k) clearance for the SeroJetTM, also a modified Vitajet®. In April 2001, we received 501(k) clearance to market a reconstitution kit and vial adapter. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission.

      Future changes to manufacturing procedures could require that we file a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA pre-market approval (“PMA”) or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process. Under current FDA policy, applications involving pre-filled syringes would be evaluated by the FDA as drugs rather than devices, requiring FDA new drug applications or abbreviated new drug applications. Depending on the circumstances, drug regulation can be much more extensive and time consuming than device regulation.

      FDA regulatory processes are time consuming and expensive. Product applications submitted by the Company may not be cleared or approved by the FDA. In addition, our products must be manufactured in compliance with Good Manufacturing Practices as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions, and civil or criminal penalties.

      If we cannot meet international product standards, we will be unable to distribute our products outside of the United States, which could cause our business to suffer. Distribution of our products in countries other than the U.S. may be subject to regulation in those countries. Failure to satisfy these regulations would impact our ability to sell our products in these countries and could cause our business to suffer. In January 1999, we received certification from TUV Product Services for our quality system, which meets the requirements of ISO 9001 and EN 46001. In November 1999, we received certification from TUV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive. This certification allows us to label our products with the CE Mark and sell them in the European Community. We may be unable to continue to meet the standards of ISO 9001 or CE Mark certification.

      If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer. The price of our products exceeds the price of needle-syringes and if coverage or reimbursement levels are reduced, market acceptance of our products could be harmed. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector® 2000 system and Vitajet® product line exceeds the price of a needle-syringe, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of the Biojector® 2000 system and Vitajet® product line.

      We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 jet injector and disposable syringes as well as manufacturing processes to produce the Vitajet® consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, we have experienced delays in the delivery of certain components. To date, such delays have not had a material adverse effect on our operations. We may experience delays in the future, and these delays could have a material adverse effect on our financial condition and results of operations.

      If we are unable to manage our growth, our results of operations could suffer. If our products achieve market acceptance or if we are successful in entering into product supply agreements with major pharmaceutical or biotechnology companies, we expect to experience rapid growth. Such growth would require expanded customer service and support, increased personnel, expanded operational and financial systems, and implementing new and expanded control procedures. We may be unable to attract sufficient qualified personnel or successfully manage expanded operations. As we expand, we may periodically experience constraints that would adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect our financial condition and results of operations.

      We may be unable to compete in the medical equipment field, which could cause our business to fail. The medical equipment market is highly competitive and competition is likely to intensify. If we cannot compete, our business will fail. Our products compete primarily with traditional needle-syringes, “safety syringes” and also with other alternative drug delivery systems. While we believe our products provide a superior drug delivery method, there can be no assurance that we will be able to compete successfully with existing or newly developed drug delivery products. Many of our competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources. One or more of these competitors may develop an alternative drug delivery system that competes more directly with our products, and our products may be unable to compete successfully with such a product.

      We are dependent on a single technology, and if it cannot compete or find market acceptance, our business will suffer. Our strategy has been to focus our development and marketing efforts on our needle-free injection technology. Focus on this single technology leaves us vulnerable to competing products and alternative drug delivery systems. If our technology cannot find market acceptance or cannot compete against other technologies, business will suffer. We perceive that healthcare providers’ desire to minimize the use of the traditional needle-syringe has stimulated development of a variety of alternative drug delivery systems such as “safety syringes,” jet injection systems, nasal delivery systems and transdermal diffusion “patches”. In addition, pharmaceutical companies frequently attempt to develop drugs for oral delivery instead of injection. While we believe that for the foreseeable future there will continue to be a significant need for injections, alternative drug delivery methods may be developed which are preferable to injection.

      We rely on patents and proprietary rights to protect our proprietary technology. We rely on a combination of trade secrets, confidentiality agreements and procedures, and patents to protect our proprietary technologies. We have been granted a number of patents in the United States and several patents in other countries covering certain technology embodied in our current jet injection system and certain manufacturing processes. Additional patent applications are pending in the U.S. and certain foreign countries. The claims contained in any patent application may not be allowed, or any patent or our patents collectively may not provide adequate protection for our products and technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. In addition, the laws of foreign countries may not protect our proprietary rights to this technology to the same extent as the laws of the U.S. We believe we have independently developed our technology and attempt to ensure that our products do not infringe the proprietary rights of others. We know of no such infringement claims. However, any claims could have a material adverse effect on our financial condition and results of operations.

      If our products fail or cause harm, we could be subject to substantial product liability, which could cause our business to suffer. Producers of medical devices may face substantial liability for damages in the event of product failure or if it is alleged the product caused harm. We currently maintain product liability insurance and, to date, have experienced only one product liability claim. There can be no assurance, however, that we will not be subject to a number of such claims, that our product liability insurance would cover such claims, or that adequate insurance will continue to be available to us on acceptable terms in the future. Our business could be adversely affected by product liability claims or by the cost of insuring against such claims.

      We are highly dependent on our key employees, and our business could suffer if they were to leave. Our success depends on the retention of our executive officers, Mr. James O’Shea, Mr. John Gandolfo, Mr. Michael Temple, Dr. Richard Stout, Mr. Michael Redmond, and other key employees. Competition exists for qualified personnel and our success will depend, in part, on attracting and retaining qualified personnel. Failure in these efforts could have a material adverse effect on our business, financial condition or results of operations.

      There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The shares of our common stock currently outstanding will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale. We have registered approximately 12.0 million shares for resale on Form S-3 registration statements, including approximately 3.8 million shares issuable upon exercise of warrants and 2.7 million shares issuable upon conversion of preferred stock held by Elan Pharmaceutical Investments, Ltd. In addition, we have approximately 580,000 shares of common stock reserved for future grant under our stock option plan. As of March 31, 2002, options to purchase approximately 1.79 million shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting. These stock options generally have exercise prices significantly below the current price of our common stock. The possible sale of a significant number of these shares may cause the price of our common stock to fall.

      Our stock price may be highly volatile, which increases the risk of securities litigation. The market for our common stock and for the securities of other early-stage, small market-capitalization companies has been highly volatile in recent years. This increases the risk of securities litigation relating to such volatility. We believe that factors such as quarter-to-quarter fluctuations in financial results, reduction in the number of outstanding shares due to the recent reverse stock split, new product introductions by us or our competition, public announcements, changing regulatory environments, sales of common stock by certain existing shareholders, substantial product orders and announcement of licensing or product supply agreements with major pharmaceutical or biotechnology companies could contribute to the volatility of the price of our common stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

Item 2.     Properties

      Our principal manufacturing and support facilities are located in Portland, Oregon in approximately 23,000 square feet of leased office and manufacturing space. The lease, which expires March 31, 2004, has a five-year renewal option. The monthly minimum lease obligation for this facility is approximately $16,000. This facility includes our sales and certain administration offices, research and engineering facilities and manufacturing facilities. The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area.

      In December 2001, we purchased a new 5,000 square foot facility in New Jersey, which houses our executives and certain other offices. The purchase price of the facility was $1.375 million and was paid for with existing cash.

      We also lease additional warehouse space, totaling approximately 5,000 square feet, for finished goods storage and shipments to customers. This lease, which expires in September 2004, has a five-year renewal option, and minimum monthly lease obligations totaling $2,000.

      We believe that our current facilities will be sufficient to support our anticipated manufacturing operations and other needs for the next three to five fiscal years. We believe that, if necessary, we will be able to obtain alternative facilities at rates and under terms comparable to those of the current leases.

Item 3.     Legal Proceedings

      As of the date of filing this Form 10-K, we are not a party to any litigation that could have a material adverse affect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the Nasdaq SmallCap Market under the Symbol “BJCT.” The following table sets forth the high and low closing sale prices of our common stock.

Fiscal Year Ended March 31, 2001	High	Low

Quarter 1	$11.25	$5.06
Quarter 2	10.00	5.44
Quarter 3	7.69	5.00
Quarter 4	11.19	6.88

Fiscal Year Ended March 31, 2002	High	Low

Quarter 1	$14.90	$8.30
Quarter 2	13.30	8.80
Quarter 3	14.62	9.76
Quarter 4	13.30	3.84

      As of June 5, 2002, there were 1,152 shareholders of record and approximately 8,300 beneficial shareholders.

      We have not declared any dividends during our history and have no intention of declaring a dividend in the foreseeable future.

      In March 2002, we issued 38,000 shares of our common stock to Mr. Sergio Landau in exchange for services provided. The shares issued to Mr. Landau had a fair market value of $3.85 per share, for a total value of $146,000, on the date of issuance. Mr. Landau represented to us that he is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act of 1933. In issuing these securities, we relied on an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.     Selected Consolidated Financial Data

      The consolidated statement of operations and balance sheet data set forth below for the five fiscal years in the period ended March 31, 2002, have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Information

	For the Year Ended March 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue	$5,219	$2,033	$1,280	$2,697	$2,070
Operating expenses	12,309	7,754	5,726	5,471	6,196
Loss from continuing operations allocable to common shareholders	(8,491)	(6,025)	(5,484)	(4,064)	(4,518)
Income (loss) from discontinued operations allocable to common shareholders	—	—	2,403	(3,012)	(12,111)
Net loss allocable to common shareholders	(8,491)	(6,025)	(3,081)	(7,076)	(16,629)
Basic and diluted loss per common share from continuing operations	(0.87)	(0.82)	(0.94)	(0.72)	(0.98)
Basic and diluted loss per common share from discontinued operations	—	—	(0.08)	(0.53)	(2.61)
Basic and diluted income per common share from sale of discontinued operations	—	—	0.49	—	—
Basic and diluted loss per common share	(0.87)	(0.82)	(0.53)	(1.25)	(3.59)
Shares used in per common share calculations	9,778	7,339	5,834	5,663	4,630

	March 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data
Working capital	$13,414	$12,871	$6,931	$3,038	$3,019
Total assets	33,469	17,989	9,814	8,591	6,978
Shareholders’ equity	31,966	16,674	8,837	5,748	5,975

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We develop needle-free injection systems that improve the way patients take medications and vaccines.

      Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical industry. In fiscal 2002, we focused our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

      In fiscal 2002, our clinical research efforts were aimed primarily at clinical research collaborations in the areas of vaccines and delivery. Currently, we are involved in collaborations with approximately 30 institutions.

      In fiscal 2002, our other research and development efforts were primarily focused on the development of the smaller, lighter IjectTM II, and the pre-filled, disposable intradermal injector. The IjectTM II has been modeled using a more streamlined design, thus making it more cost effective to manufacture while retaining the same flexibility and performance characteristics of the original IjectTM. The IjectTM II will be more economical for mid-priced injectable drugs. For vaccine delivery, we are developing a pre-filled, disposable intradermal injector containing a very small power source and drug container, making it ideal for intradermal injections, which are typically 0.1 ml in volume.

      Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including: i) the length of time to close product sales; ii) customer budget cycles; iii) the implementation of cost reduction measures; iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) the timing and amount of payments under licensing and technology development agreements; and vi) the timing of new product introductions by us and our competitors.

      We do not expect to report net income from operations in fiscal 2003.

Results of Operations

      Product sales increased to $3.2 million in fiscal 2002 from $1.4 million in fiscal 2001 and $702,000 in fiscal 2000. Product sales in fiscal 2001 and 2000 consisted primarily of sales to public health and flu immunization clinics. The increase in product sales in fiscal 2002 is primarily due to sales of our cool.clickTM and SeroJetTM to Serono. Serono uses the cool.clickTM for administering Saizen® recombinant human growth hormone and uses the SeroJetTM for AIDS wasting applications. The increase in fiscal 2001 is primarily due to increases in unit sales volumes for B-2000 and cool.clickTM devices and syringes primarily to existing customers.

      License and development fees increased to $2.0 million in fiscal 2002 from $658,000 in fiscal 2001 and $578,000 in fiscal 2000. We signed several license and technology development agreements in fiscal 2002. We received licensing fees from Serono during each quarter of fiscal 2002 and, beginning in the third quarter of fiscal 2002, we also received license fees and/or technology development fees from Alkermes, Elan and Amgen. We received a non-refundable development fee of $1.0 million in the third quarter of fiscal 2002 from Amgen, which was to be recognized over the term of our agreement with them. However, in the fourth quarter of fiscal 2002, Amgen terminated its license and development agreement and, accordingly, we recognized the entire $1.0 million in the fourth quarter of fiscal 2002. No amounts are expected to be received from Amgen under these agreements in fiscal 2003.

      The increase in license and development fees in fiscal 2001 compared to fiscal 2000 is primarily due to the timing of various licensing fees received from existing strategic corporate partnership agreements. In addition, during the third quarter of fiscal 2001, we amended our agreement with Serono to provide them with exclusive worldwide distribution rights for their Saizen® recombinant human growth hormone using a customized version of our Vitajet® needle-free delivery system called the cool.clickTM. In addition, Serono was given exclusive worldwide rights to the Vitajet® for AIDS wasting applications, which is called the SeroJetTM. In exchange for the exclusive worldwide licenses, we received licensing and technology fees, which are being recognized over the life of the agreement.

      Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. Manufacturing expense increased to $4.7 million in fiscal 2002 from $2.8 million in fiscal 2001 and $1.8 million in fiscal 2000. We experienced increased costs in fiscal 2002 due to an increase in manufacturing personnel and unit sales volumes. In addition, in the third quarter of fiscal 2002 we incurred one-time costs associated with the start-up of production of the SeroJetTM, which will be used by Serono for AIDS wasting applications. The increase in fiscal 2001 manufacturing expense is due to increased sales volume of B-2000 and cool.clickTM devices and syringes, and production costs related to the commercialization of the cool.clickTM. In addition, in fiscal 2001, we expensed $379,000 related to the disposal of specialized fixed assets no longer being utilized.

      Research and development expense increased to $2.8 million in fiscal 2002 from $2.1 million in fiscal 2001 and $1.3 million in fiscal 2000. The increase in fiscal 2002 compared to fiscal 2001 is primarily due to increased payroll and related expenses and travel expenses associated with research collaborations and the development of the IjectTM disposable, the IjectTM II disposable, the intradermal IjectTM II and various other new product developments and improvements. The increase in fiscal 2001 compared to fiscal 2000 is primarily due to increased activity associated with the development of the IjectTM disposable and multi-use injectors and increased clinical studies and related activities.

      Selling, general and administrative expense increased to $4.8 million in fiscal 2002 from $2.9 million in fiscal 2001 and $2.5 million in fiscal 2000. Approximately $496,000 of the increase in fiscal 2002 resulted from non-cash charges related primarily to the issuance of common stock, stock options and warrants for consulting services and the issuance of restricted stock to each current non-employee director in lieu of cash compensation. The remaining increase is primarily attributable to increases in payroll and related expenses, travel, recruiting and professional fees. We hired two new executive officers, an Executive Vice President, General Manager and a Chief Financial Officer, in the second and third quarters of fiscal 2002, respectively, which contributed to the overall increase in salaries and related expenses in the second half of fiscal 2002. Increased payroll and related expenses, travel, consulting and accounting related fees and compensation expenses associated with the issuance of warrants and restricted stock accounted for the increase in fiscal 2001 compared to fiscal 2000.

      Interest income increased to $1.2 million in fiscal 2002 from $849,000 in fiscal 2001 and $126,000 in fiscal 2000. The increase in fiscal 2002 compared to fiscal 2001 is due to higher cash balances, partially offset by lower interest rates. The increase in cash and cash equivalent balances in fiscal 2002 resulted from the following:

•	net proceeds of $14.6 million from the sale of 1.63 million shares in private placements during May and June 2001;

•	net proceeds of $3.4 million from the private placement of 350,000 shares of common stock in a private placement in December 2001;

•	net proceeds of $1.9 million from Elan’s exercise of warrants during December 2001; and

•	a $1.0 million license fee received from Amgen in December 2001.

      These increases were offset in part by:

•	$1.375 million used for the purchase of a new facility;

•	$578,000 used for other capital expenditures; and

•	$6.661 million used in operations during fiscal 2002.

      The increase in fiscal 2001 is due to increased interest income resulting from increased cash balances, which resulted from net proceeds of $10.3 million from the private placement of 1.43 million shares of common stock in July and August 2000.

      Other expense of $93,000 represents a loss and real estate fees recognized on the resale of a house purchased from our Chief Executive Officer in conjunction with his relocation from Oregon to New Jersey in the fourth quarter of fiscal 2002.

      Preferred dividends of $2.5 million in fiscal 2002 include a non-cash charge of $1.7 million in fiscal 2002 related to the required accounting for changes made to the rights of the outstanding Series A Preferred Stock held by Elan. As of October 15, 2001, the Series A Preferred Stock ceased to accrue a 9% cumulative dividend.

      Loss from discontinued operations in fiscal 2000 relates to the operating loss from our former operations to develop and commercialize blood glucose monitoring technology, the license to which was sold in June 1999.

      Gain on sale of discontinued operations of $2.9 million in fiscal 2000 represents the gain recognized from the sale of our blood glucose monitoring technology, and certain fixed assets related to developing that technology, to a third party on June 30, 1999.

Liquidity and Capital Resources

      Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through March 31, 2002 totaled approximately $100 million. We completed a round of equity financing in May and June 2001, selling 1.63 million shares of our common stock for $10.00 per share for net proceeds of $14.6 million. In addition, in December 2001, Elan exercised a warrant for 252,666 shares of our common stock, which resulted in net proceeds of $1.9 million and we completed an equity financing, selling 350,000 shares of our common stock for $11.00 per share, which resulted in net proceeds of $3.4 million.

      Total cash and short and long-term marketable securities at March 31, 2002 were $27.0 million compared to $15.1 million at March 31, 2001. Working capital at March 31, 2002 was $13.4 million compared to $12.9 million at March 31, 2001.

      Net accounts receivable increased to $1.7 million at March 31, 2002 from $440,000 at March 31, 2001. Included in the balance at March 31, 2002, was $1.1 million due from Serono, all of which was collected in the first quarter of fiscal 2003.

      Inventories increased to $1.5 million at March 31, 2002 from $1.0 million at March 31, 2001 due to increases in raw materials and finished goods related to the production of the cool.clickTM and SeroJetTM.

      Accounts payable increased to $615,000 at March 31, 2002 from $323,000 at March 31, 2001 due primarily to increased inventory purchases.

      Deferred revenue decreased to $386,000 at March 31, 2002 from $469,000 at March 31, 2001 primarily due to the recognition of Serono licensing fee revenues in fiscal 2002. Deferred revenue at March 31, 2002 primarily relates to unrecognized Serono license fees.

      Receivable from related party of $150,000 at March 31, 2002 relates to a three-year, non-interest bearing loan to our Chief Executive Officer, related to his relocation assistance from Oregon to New Jersey. The note will be forgiven over the three-year term of the note at a rate of $50,000 in each of January 2003, 2004 and 2005, so long as he remains Bioject’s Chief Executive Officer.

      Capital expenditures totaled $2.0 million in fiscal 2002, primarily for the purchase of a new office building, an ERP computer system and manufacturing automation and molds. The $1.8 million of assets in process at March 31, 2002 primarily relates to our new office building in New Jersey, which was completed in April 2002. We anticipate spending up to $2.0 million in fiscal 2003, primarily for production automation for sterile fill of our Iject®disposable product and other manufacturing and office equipment.

New Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The adoption of SFAS No. 141 did not have a significant impact on our financial condition or results of operations and we expect that the adoption of SFAS No. 142 will not have a significant impact on our financial condition or results of operations.

Asset Retirements and Impairment or Disposal of Long Lived Assets

      In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues. The provisions of SFAS Nos. 143 and 144 were adopted April 1, 2002 and did not have a significant impact on our financial position or results of operations.

Critical Accounting Policies

      The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Pursuant to December 2001 Securities and Exchange Commission guidance, we have prepared the following discussion of critical accounting policies. See Note 2 to our Consolidated Financial Statements for additional information.

      Our critical accounting policies include the following:

•	revenue recognition for product development and license fee revenues; and

•	inventory reserves.

Revenue Recognition for Product Development and License Fee Revenues

      In accordance with Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement. Should agreements be terminated prior to completion or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. The FASB’s Emerging Issues and Task Force (“EITF”) is evaluating the accounting for multiple element arrangements in

EITF 00-21. We believe our accounting policy is consistent with the views expressed by the EITF, however the accounting may change when final consensus is reached.

Inventory Reserves

      We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors. All inventories are reviewed annually to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record reserves for inventory based on the above factors. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Forward Looking Statements

      This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Some of the risk factors that could cause actual results to differ from those projected in forward looking statements are described under the heading “Factors that May Affect Our Business and Our Common Stock.”

      Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. We assume no obligation to update forward-looking statements if conditions or management’s estimates or opinions should change, even if new information becomes available or other events occur in the future.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      No disclosure is required under this item.

Item 8.     Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Bioject Medical Technologies Inc:

      We have audited the accompanying consolidated balance sheet of Bioject Medical Technologies Inc. (an Oregon Corporation) and subsidiaries as of March 31, 2002 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Portland, Oregon

May 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS*

To the Board of Directors and Shareholders of Bioject Medical Technologies Inc:

      We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries, as of March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Portland, Oregon

April 27, 2001

*	This report is a copy of a previously issued Arthur Andersen LLP report and this report has not been reissued by Arthur Andersen LLP.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$7,612,766	$6,254,544
Short-term marketable securities	3,593,060	5,933,664
Accounts receivable, net of allowance for doubtful accounts of $14,000 and $41,000	1,666,969	439,809
Receivable from related party, current portion	50,000	—
Inventories, net	1,460,913	1,019,601
Other current assets	225,438	155,174

Total current assets	14,609,146	13,802,792
Long-term marketable securities	15,751,774	2,869,031
Noncurrent receivable	—	11,540
Receivable from related party	100,000	—
Property and equipment, at cost:
Machinery and equipment	2,371,239	2,225,427
Production molds	1,296,065	1,159,103
Furniture and fixtures	199,188	179,312
Leasehold improvements	95,604	98,450
Assets in process	1,768,823	95,604

	5,730,919	3,757,896
Less — accumulated depreciation	(3,416,333)	(3,075,098)

	2,314,586	682,798
Other assets	693,925	622,850

Total assets	$33,469,431	$17,989,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$614,856	$323,356
Accrued payroll	353,662	271,146
Other accrued liabilities	143,168	235,263
Deferred revenue	83,808	101,640

Total current liabilities	1,195,494	931,405

Long-term liabilities:
Long-term lease payable	5,519	16,114
Deferred revenue	302,399	367,289
Commitments (Note 8)
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible — 952,738 and 692,694 shares at March 31, 2002 and 2001, $15 stated value	17,149,000	13,453,593
Series C Convertible — 391,830 shares at March 31, 2002 and 2001, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,572,435 and 8,144,973 shares at March 31, 2002 and March 31, 2001	87,989,718	67,902,703
Accumulated deficit	(75,572,699)	(67,082,093)

Total shareholders’ equity	31,966,019	16,674,203

Total liabilities and shareholders’ equity	$33,469,431	$17,989,011

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,

	2002	2001	2000

Revenue:
Net sales of products	$3,235,122	$1,375,367	$701,991
Licensing and development fees	1,983,623	657,658	578,273

	5,218,745	2,033,025	1,280,264
Operating expenses:
Manufacturing	4,718,202	2,768,581	1,847,152
Research and development	2,830,966	2,083,493	1,330,224
Selling, general and administrative	4,759,395	2,901,920	2,548,281

Total operating expenses	12,308,563	7,753,994	5,725,657

Operating loss	(7,089,818)	(5,720,969)	(4,445,393)
Interest income	1,211,633	849,390	125,561
Other expense	(93,014)	(4,947)	—

	1,118,619	844,443	125,561

Loss before income taxes	(5,971,199)	(4,876,526)	(4,319,832)
Provision for income taxes	—	—	—

Loss from continuing operations before preferred stock dividend	(5,971,199)	(4,876,526)	(4,319,832)
Preferred stock dividend	(2,519,407)	(1,148,060)	(1,164,519)

Loss from continuing operations allocable to common shareholders	(8,490,606)	(6,024,586)	(5,484,351)
Loss from discontinued operations allocable to common shareholders	—	—	(449,790)
Gain on sale of discontinued operations allocable to common shareholders	—	—	2,852,667

Gain from discontinued operations allocable to common shareholders	—	—	2,402,877

Net loss allocable to common shareholders	$(8,490,606)	$(6,024,586)	$(3,081,474)

Basic and diluted loss per common share from continuing operations	$(0.87)	$(0.82)	$(0.94)

Basic and diluted loss per common share from discontinued operations	$—	$—	$(0.08)

Basic and diluted income per common share from sale of discontinued operations	$—	$—	$0.49

Basic and diluted net loss per common share	$(0.87)	$(0.82)	$(0.53)

Shares used in per share calculations	9,777,801	7,338,832	5,834,177

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock

							Common Stock

	Series A		Series B		Series C					Total
							Accumulated		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity

Balance at March 31, 1999	692,694	$9,163,025	134,333	$1,566,762	391,830	$2,400,000	5,802,247	$50,594,111	$(57,976,033)	$5,747,865
Reverse split on October 13, 1999	—	—	—	—	—	—	57	—	—	—
Issuance of common stock pursuant to warrant exercises	—	—	—	—			371,298	3,172,820	—	3,172,820
Issuance of common stock pursuant to stock option exercises	—	—	—	—			51,273	208,600	—	208,600
Compensation expense related to stock option grants	—	—	—	—	—	—	—	24,233	—	24,233
Issuance of common stock in exchange for services	—	—	—	—			15,000	131,156	—	131,156
Issuance of common stock to strategic partner	—	—	—	—			65,796	1,468,930	—	1,468,930
Preferred stock dividend	—	1,145,654	—	18,865	—	—	—	—	—	1,164,519
Amendment to Elan Agreement setting fixed conversion price and conversion of Series B into common stock warrants	—	1,996,854	(134,333)	(1,585,627)	—	—	—	(411,227)	—	—
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(3,081,474)	(3,081,474)

Balance at March 31, 2000	692,694	12,305,533	—	—	391,830	2,400,000	6,305,671	55,188,623	(61,057,507)	8,836,649
Issuance of common stock pursuant to warrant exercises	—	—	—	—	—	—	317,076	1,973,113	—	1,973,113
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	25,590	96,774	—	96,774
Compensation expense related to stock option grants	—	—	—	—	—	—	—	24,030	—	24,030
Issuance of common stock in exchange for services	—	—	—	—	—	—	63,411	297,492	—	297,492
Issuance of common stock and warrants in a private placement in July and August 2000, net of offering costs	—	—	—	—	—	—	1,433,225	10,322,671	—	10,322,671
Preferred stock dividend	—	1,148,060	—	—	—	—	—	—	—	1,148,060
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(6,024,586)	(6,024,586)

Balance at March 31, 2001	692,694	13,453,593	—	—	391,830	2,400,000	8,144,973	67,902,703	(67,082,093)	16,674,203
Issuance of common stock pursuant to warrant exercises	—	—	—	—	—	—	341,331	2,436,118	—	2,436,118
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	42,506	242,971	—	242,971
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	—	—	24,625	131,968	—	131,968
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	—	—	39,000	496,360	—	496,360
Issuance of common stock and warrants in a private placement in May and June 2001, net of offering costs	—	—	—	—	—	—	1,630,000	14,575,585	—	14,575,585
Issuance of common stock and warrants in a private placement in December 2001, net of offering costs	—	—	—	—	—	—	350,000	3,380,013	—	3,380,013
Modification to terms of Elan’s Series A Preferred Stock and common stock warrants	—	2,857,930	—	—	—	—	—	(1,176,000)	—	1,681,930
Preferred stock dividend	260,044	837,477	—	—	—	—	—	—	—	837,477
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(8,490,606)	(8,490,606)

Balance at March 31, 2002	952,738	$17,149,000	—	$—	391,830	$2,400,000	10,572,435	$87,989,718	$(75,572,699)	$31,966,019

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss allocable to common shareholders	$(8,490,606)	$(6,024,586)	$(3,081,474)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Net loss from discontinued operations	—	—	449,790
Gain on sale of discontinued operations	—	—	(2,852,667)
Compensation expense related to stock options	60,080	24,030	24,233
Contributed capital for services	459,466	297,492	131,156
Other non-cash loss, net	88,878	384,312	—
Depreciation and amortization	397,491	623,402	730,796
Preferred stock dividends	2,519,407	1,148,060	1,164,519
Changes in operating assets and liabilities:
Accounts receivable	(1,227,160)	(313,175)	178,430
Inventories	(441,312)	(186,185)	417,770
Other current assets	(75,979)	(80,868)	(11,207)
Related party receivable	(150,000)	—	—
Accounts payable	290,950	118,706	3,929
Accrued payroll	82,516	(38,014)	173,715
Other accrued liabilities	(92,095)	(141,903)	(490,830)
Deferred revenue	(82,722)	372,202	96,727

Net cash used in operating activities of continuing operations	(6,661,086)	(3,816,527)	(3,065,113)
Net cash provided by operating activities of discontinued operations	—	—	1,920,604

Net cash used in operations	(6,661,086)	(3,816,527)	(1,144,509)
Cash flows from investing activities:
Purchase of marketable securities	(19,496,797)	(16,406,023)	—
Maturity of marketable securities	8,954,658	7,603,328	—
Purchase of Marathon Stock	—	—	(331,456)
Purchase of related party property	(601,000)	—	—
Proceeds from sale of related party property	507,986	—	—
Capital expenditures of continuing operations	(1,953,023)	(298,755)	(98,516)
Proceeds from sale of capital equipment	1,391	9,357	—
Other assets	(127,331)	(108,097)	(66,656)

Net cash used in investing activities	(12,714,116)	(9,200,190)	(496,628)
Cash flows from financing activities:
Payments made on capital lease obligations	(10,045)	(4,821)	—
Cash proceeds from the sale of Series A Preferred Convertible stock	—	—	2,400,000
Cash proceeds from the sale of common stock	20,743,469	12,392,558	4,850,350

Net cash provided by financing activities	20,733,424	12,387,737	7,250,350

Increase (decrease) in cash and cash equivalents	1,358,222	(628,980)	5,609,213
Cash and cash equivalents:
Beginning of year	6,254,544	6,883,524	1,274,311

End of year	$7,612,766	$6,254,544	$6,883,524

Supplemental disclosure of cash flow information:
Equipment sold in exchange for note receivable	$—	$27,000	$—
Equipment purchased with capital lease	—	30,980	—
Equipment received in exchange for forgiveness of note	20,000	—	—
Note receivable forgiven in exchange for property received	15,864	—	—
Modification to terms of Elan’s Series A Preferred Stock and common stock warrants	2,857,930	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

General

      The consolidated financial statements of Bioject Medical Technologies Inc. (the “Company”), include the accounts of Bioject Medical Technologies Inc., an Oregon corporation, and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. All references to the Company include Bioject Medical Technologies Inc. and its subsidiaries, unless the context requires otherwise.

      The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free drug delivery systems. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities. Since its inception, the Company has incurred operating losses and, at March 31, 2002, had an accumulated deficit of approximately $75.6 million. The Company’s revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from product sales of the B-2000 and Vitajet® devices and syringes.

Factors That May Affect Future Results of Operations

      Future revenues will depend upon acceptance and use by healthcare providers and on the Company successfully entering into license, development and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, the Company cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on its business. In the future, the Company is likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect the Company’s business.

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

      The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company’s products, our ability to attain volume-related and automation-related manufacturing efficiencies, and the impact of inflation on the Company’s manufacturing and other operating costs. There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur.

2.     Significant Accounting Policies

Cash Equivalents and Marketable Securities

      Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. The Company had $6.4 million and $3.9 million of cash equivalents as of March 31, 2002 and 2001, respectively. Marketable securities consist primarily of government and corporate debt instruments, which are classified as “held to maturity.” See Note 4.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	March 31,

	2002	2001

Raw materials and components	$917,785	$579,476
Finished goods	543,128	440,125

	$1,460,913	$1,019,601

Property and Equipment

      For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Furniture and Fixtures	5 years
Machinery and Equipment	7 years
Computer Equipment	3 years
Production Molds	5 years

      Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related lease or the estimated useful lives of the assets. Upon completion of the Company’s new office building, which is reflected in assets in process, it will be depreciated over 40 years.

Other Assets

      Other assets include costs incurred in the patent application process, totaling $903,000 and $781,000 at March 31, 2002 and 2001, respectively. These costs are amortized on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Accumulated amortization totaled $307,000 and $266,000 at March 31, 2002 and 2001, respectively. Amortization expense related to the patents was $47,000, $40,000 and $30,000, for the years ended March 31, 2002, 2001 and 2000, respectively.

      Also included in other assets is $134,000 related to the cost of certain molds, tooling, patent rights and customer lists acquired from Vitajet Corporation in 1998, which is being amortized over 15 years. Accumulated amortization related to these assets was $36,000 and $27,000 at March 31, 2002 and 2001, respectively. Amortization expense totaled $9,000 for the years ended March 31, 2002, 2001 and 2000.

Accounting for Long-Lived Assets

      Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ” requires the Company to review its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In fiscal 2001, the Company wrote off $379,000 of specialized fixed assets that were no longer utilizable; such cost is reflected in manufacturing expense. Beginning in fiscal 2003, the Company will adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. See Note 10.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Product Sales

      The Company records revenue from sales of its products upon delivery, which is when title and risk of loss have passed to the customer. In fiscal 2002, one customer accounted for 65% of net product sales. In fiscal 2001, two customers accounted for 25% and 12%, respectively, of net product sales. In fiscal 2000 one customer accounted for 10% of net product sales. At March 31, 2002, accounts receivable from one customer accounted for 66% of total accounts receivable. At March 31, 2001, accounts receivable from two customers accounted for 78% of total accounts receivable.

License and Development Fees

      In accordance with Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” license fee revenue is recognized over the term of the license agreement. Product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred.

      Current significant licensing and technology development agreements are summarized as follows:

Serono

      In December 1999, Bioject and Serono Laboratories, Inc. (“Serono”), the U.S. affiliate of Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, announced an exclusive license agreement in the U.S. and Canada to deliver Serono’s, Saizen® recombinant human growth hormone with a customized version of Bioject’s Vitajet® needle-free delivery system, the cool.clickTM. In connection with the agreement, Serono paid a license fee to Bioject and signed a definitive supply agreement that commenced upon FDA clearance. No technology development fees were required under the agreement. The license fee is being recognized over the term of the agreement.

      During the third quarter of fiscal 2001, the Company amended its agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone using the cool.clickTM. In addition, Serono was given exclusive worldwide rights to use a customized version of the Vitajet®, the SeroJetTM, for AIDS wasting applications. In exchange for the exclusive worldwide licenses, the Company received licensing fees, which are being recognized over the term of the agreement.

Alkermes, Inc.

      In October 2001, the Company signed a license and technology development agreement with Alkermes, Inc. to develop up to three undisclosed drug compounds as proprietary products using the IjectTM needle-free drug delivery system. The agreement provides for $3.5 million in development fees to be paid beginning in the third quarter of fiscal 2002, which will be recognized as revenue over the development period. Revenue recognized is limited to cash payments received to date and receivable for milestones achieved. Any additional drugs will have separately negotiated terms.

Research and Development

      Expenditures for research and development are charged to expense as incurred.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes” (“SFAS No. 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates for

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years in which the taxes are expected to be paid. At March 31, 2002 and 2001, the Company had total deferred tax assets of approximately $30.8 million and $30.0 million, respectively, consisting principally of available net operating loss carryforwards. No benefit for these operating losses has been reflected in the accompanying financial statements as they do not satisfy the recognition criteria set forth in SFAS No. 109.

      As of March 31, 2002, the Company has net operating loss carryforwards of approximately $74.3 million available to reduce future federal taxable income, which expire in 2003 through 2022. Approximately $3.6 million of the Company’s carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

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

Reclassifications

      Certain reclassifications have been made to the prior years’ amounts to conform to the current year’s presentation.

Comprehensive Income Reporting

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

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

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Year Ended March 31,

	2002	2001	2000

Stock options and warrants	3,082,212	2,498,516	2,412,061
Convertible preferred stock	2,689,136	2,600,152	2,447,077

Total	5,771,348	5,098,668	4,859,138

3.     Agreements with Elan Corporation

      On September 30, 1997, the Company entered into an agreement with Elan Corporation, plc to develop and commercialize Elan’s blood glucose monitoring technology, as well as to collaborate on further development of the Company’s jet injection technology. In order to accomplish these goals, Marathon Medical Technologies Inc. (“Marathon”) was formed, which was owned 80.1% by Bioject and 19.9% by Elan.

      In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon’s blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999 for gross proceeds of $4.0 million, which resulted in a gain of approximately $2.9 million. See Note 5.

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

      In October 2001, the Company announced its intention to redeem 24% of the outstanding shares of its Series A Preferred Stock, which is held by Elan. Elan disputed the Company’s right to redeem such shares at that time. To enforce its redemption rights, Bioject filed a lawsuit in U.S. District Court in Oregon seeking an injunction and declaratory judgment to compel Elan to abide by the redemption provisions in Bioject’s Articles of Incorporation. Subsequently, Bioject received notice from Elan of its intention to convert all of its shares of Series A Preferred Stock into shares of the Company’s common stock. As a result of Elan’s notice of intent to convert the Series A Preferred Stock, Bioject had the right under its Articles of Incorporation and agreements with Elan to redeem all of the Series A Preferred Stock for an aggregate redemption price of $14.5 million. Bioject had until January 8, 2002 to exercise this right.

      On December 12, 2001, the Company and Elan came to an agreement wherein Elan agreed to the following:

•	to eliminate, on a prospective basis from October 15, 2001, the 9% cumulative annual dividend payable on the Series A Preferred Stock;

•	to terminate its Series K common stock warrants which gave Elan the right to purchase 350,000 shares of Bioject common stock at $12.50 per share;

•	to partially exercise its Series P warrant to purchase 252,666 shares of Bioject common stock for $7.50 per share or a total of $1.9 million; and

•	to exercise the remaining Series P warrants to purchase 252,666 shares of common stock within 30 days after December 12, 2002 if the average closing market price over the ten trading days prior to

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that date is at least $12.50 per share, and to purchase 252,667 shares of common stock within 30 days after December 12, 2003 if the average closing market price over the ten trading days prior to that date is at least $15.00 per share.

      In exchange, the Company agreed to the following:

•	to issue to Elan an additional 260,044 shares of Series A Preferred Stock in full satisfaction of its obligations with respect to dividends accrued on the Series A Preferred Stock through October 15, 2001;

•	to eliminate all of its rights to redeem shares of Series A Preferred Stock, particularly including the right that it had proposed to exercise to override Elan’s Series A conversion rights by redeeming shares of Series A Preferred Stock as to which Elan had given notice of intent to convert;

•	to eliminate provisions that required the mandatory conversion of all outstanding shares of Series A Preferred Stock on October 15, 2004;

•	to dismiss the lawsuit it had filed to enforce its Series A redemption rights; and

      In connection with the termination of the Series K warrant and the changes to the Series A Preferred Stock, the Company recorded an additional preferred dividend charge of $1.7 million in the third quarter of 2002, which resulted in total preferred dividends in the third quarter of $1.9 million. The preferred dividend charge reflects a non-cash, accounting adjustment required under generally accepted accounting principles to record the fair market value of the Series A Preferred Stock after giving effect to modifications of the terms under the Elan agreement.

4.     Marketable Securities

      The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Accordingly, the held to maturity securities are recorded at amortized cost. Certain information regarding the Company’s marketable securities is as follows:

	March 31,	March 31,
Held to Maturity	2002	2001

Fair Market Value	$19,098,338	$8,872,894

Amortized Cost:
State and Local Government		—
Federal Government	$11,940,315	$3,550,877
Corporate	7,404,519	5,251,818

Total	$19,344,834	$8,802,695

Maturity Information:
Less than one year	$3,593,060	$5,933,664
One to three years	15,751,774	2,869,031

Total	$19,344,834	$8,802,695

5.     Discontinued Operations

      In May 1999, rather than continue to fund the cost of its development, the Company entered into negotiations to sell Marathon’s blood glucose monitoring technology, and certain fixed assets related to developing the technology, to a third party. The sale was completed on June 30, 1999. The gross proceeds of

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sale were $4.0 million. The gain realized on the sale was approximately $2.9 million, net of associated expenses of the transaction and a $500,000 provision for expenses to wind-up Marathon’s operations. Accordingly, Marathon’s assets, loss from operations, gain on sale and cash flows are reported as Discontinued Operations in the accompanying financial statements.

6.     401(k) Retirement Benefit Plan

      The Company has a 401(k) Retirement Benefit Plan for its employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). The Company provides for discretionary employer matches of employee contributions up to 6% of salary and for discretionary profit sharing contributions to all employees. Such employer matches and contributions may be either in cash or Company common stock. For fiscal 2000, the Company matched 37.5% of employee contributions up to 6% of salary with Company common stock. Effective April 1, 2000, the beginning of fiscal 2001, the Company agreed to match 50% of employee contributions up to 6% of salary with Company common stock. In fiscal 2002, 2001 and 2000, the Company recorded an expense of $55,000, $39,000 and $26,000, respectively, related to discretionary employer matches under the 401(k) Plan. The Board of Directors has reserved up to 60,000 shares of common stock for these voluntary employer matches, of which 39,000 shares have been issued and an additional 9,078 shares were committed to be issued at March 31, 2002.

7.     Shareholders’ Equity

     Preferred Stock

      The Company has authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors. At March 31, 2002, the Company had preferred stock authorized and outstanding as follows (see also Note 3):

     Series A Convertible Preferred Stock

      The Company’s Series A Convertible Preferred Stock (“Series A Stock”) is held by Elan Pharmaceuticals Investments, Ltd. (“Elan”). The terms of the Series A Stock were modified in December 2001 to:

•	eliminate the 9% cumulative annual dividend after October 15, 2001;

•	eliminate the mandatory redemption provisions as well as all other redemption rights that the Company previously had; and

•	eliminate the automatic conversion provision.

      The Series A Stock has preference in liquidation to the common stock of the Company. A total of 952,738 shares of Series A Stock were outstanding at March 31, 2002, which are convertible, at any time upon Elan’s election, on a 2-for-1 basis into a total of 1,905,476 shares of the Company’s common stock.

Series C Convertible Preferred Stock

      The Company’s Series C Convertible Preferred Stock (“Series C Stock”) is also held by Elan. The Series C Stock has preference in liquidation to the common stock of the Company. A total of 391,830 shares of Series C Stock were outstanding at March 31, 2002, which are convertible, at any time upon Elan’s election, on a 2-for-1 basis into a total of 783,660 shares of the Company’s common stock.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

      Holders of common stock are entitled to one vote for each share held on all matters to be voted on by shareholders. No shares have been issued subject to assessment, and there are no preemptive or conversion rights and no provision for redemption, purchase or cancellation, surrender or sinking or purchase funds. Holders of common stock are not entitled to cumulate their shares in the election of directors. Certain holders of common stock have certain demand and piggyback registration rights enabling them to register their shares for sale under the 1933 Securities Act.

      In the future, the Company may incur a non-cash charge to compensation expense in connection with the issuance of 20,000 shares of common stock to the Company’s Chief Executive Officer. Under terms of his employment agreement, he will receive the shares of common stock when the Company first achieves two consecutive quarters of positive earnings per share. Upon issuance of such shares, the Company will record a non-cash charge to compensation expense at the fair market value of the stock on the last day of the quarter in which the shares are earned.

Common Stock Issued in Connection with Private Placements During Fiscal 2002 and 2001

	Number of	Average	Net Proceeds
	Shares	Price Per	to the
Date	Issued	Share	Company

December 2001	350,000	$11.00	$3.4 million
May - June 2001	1,630,000	10.00	14.6 million
July - August 2000	1,433,225	7.76	10.3 million

	3,413,225		$28.3 million

Restricted Common Stock

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

Stock Plans

1992 Stock Incentive Plan

      Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company’s common stock at prices and vesting as determined by a committee of the Board. Except for options whose terms were extended, options granted under a prior plan maintain their previous option price, vesting and expiration dates. A total of up to 2,700,000 shares of the Company’s common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended. At March 31, 2002, the Company had options covering 580,069 shares of its common stock available for grant and a total of 2,373,619 shares of common stock reserved for issuance.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity is summarized as follows:

		Weighted
	Shares	Average
	Subject to	Exercise Price
	Options	Per Share

Balances, March 31, 1999	437,448	$4.44
Options granted	396,222	8.04
Options exercised	(51,273)	4.07
Options cancelled or expired	(49,310)	6.28

Balances, March 31, 2000	733,087	6.29
Options granted	338,550	9.38
Options exercised	(25,590)	3.78
Options cancelled or expired	(22,806)	11.02

Balances, March 31, 2001	1,023,241	7.27
Options granted	927,993	8.58
Options exercised	(42,506)	5.72
Options cancelled or expired	(115,178)	10.93

Balances, March 31, 2002	1,793,550	$7.75

      The following table summarizes information about stock options outstanding at March 31, 2002:

Options Outstanding
					Options Exercisable
			Weighted
			Average	Weighted		Weighted
			Remaining	Average	Number of	Average
			Contractual	Exercise	Shares	Exercise
Range of Exercise Prices		Number	Life (Years)	Price	Exercisable	Price

$ 1.91 - 3.44		274,820	3.46	$3.25	244,009	$3.26
3.75 - 4.60		522,058	4.25	4.39	130,913	3.81
5.00 - 9.38		129,823	5.47	7.14	86,249	7.14
10.06 - 10.	98	308,999	6.05	10.14	80,404	10.06
11.05 - 13.	88	557,850	6.27	11.92	94,540	12.69

$ 1.91 - 13.	88	1,793,550	5.16	$7.75	636,115	$6.16

      At March 31, 2001 and 2000, 462,870 and 333,441 options, respectively, were exercisable at weighted average exercise prices of $4.88 per share and $4.64 per share, respectively.

     Employee Stock Purchase Plan

      In fiscal 2001, the Board of Directors and shareholders of the Company approved the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of 150,000 shares of common stock thereunder. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Board of Directors. The purchase price for shares purchased under the ESPP is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period. During fiscal 2002 and 2001, 12,505 and 8,145 shares, respectively, were purchased under the ESPP at an average price of $5.41 and $5.05 per share, respectively.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      However, as prescribed by SFAS 123 the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2002, 2001 and 2000 using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended March 31,

	2002	2001	2000

Risk-free interest rate	4.0%	6.0%	6.0%
Expected dividend yield	0%	0%	0%
Expected lives	3 years	3 years	1.5 years
Volatility	122%	116%	137%

      The total fair value of options granted during fiscal 2002, 2001 and 2000 totaled $5.9 million, $2.3 million and $2.5 million, respectively, and is amortized on a pro forma basis over the vesting period of the options. The average per share fair value of options granted in 2002, 2001 and 2000 was $6.19, $6.68 and $4.95, respectively. Options generally vest equally over three years. If the Company had accounted for these plans in accordance with SFAS 123, the Company’s net loss and net loss per share would have increased as reflected in the following pro forma disclosure:

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net loss:
As reported	$(8,491)	$(6,025)	$(3,081)
Pro forma	(11,863)	(7,512)	(3,696)
Basic and diluted net loss per share:
As reported	(0.87)	(0.82)	(0.53)
Pro forma	(1.21)	(1.02)	(0.68)

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

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Warrants

      Warrant activity is summarized as follows:

	Shares	Exercise Price	Amount

Balances, March 31, 1999	1,264,272	$2.50 - 12.50	$10,856,638
Warrants issued in connection with the modification of the Elan Agreement, expiring June 2006	774,000	3.13 - 7.50	5,735,000
Warrants issued in connection with equity transactions, expiring in 2004 and 2005	12,000	2.80 - 8.36	75,926
Warrants exercised	(371,298)	2.80 - 12.50	(3,172,820)

Balances, March 31, 2000	1,678,974	2.80 - 12.50	13,494,744
Warrants issued in connection with equity transactions, expiring July 2005	143,323	7.78 - 8.44	1,125,076
Warrants issued for services, expiring November 2003	10,000	6.45	64,500
Warrants exercised	(317,076)	5.00 - 10.00	(1,973,113)
Warrants cancelled or expired	(39,947)	9.84 - 10.00	(398,971)

Balances, March 31, 2001	1,475,274	2.80 - 12.50	12,312,236
Warrants issued in connection with equity transactions, expiring 2006	470,640	11.00 - 13.50	5,348,493
Warrants issued for services, expiring May and November 2004	20,000	6.45	129,000
Warrants issued for services, expiring August 2006	5,000	10.34	51,700
Warrants terminated in connection with modifications to the Elan agreement	(350,000)	12.50	(4,375,000)
Warrant exercised by Elan	(252,666)	7.50	(1,894,995)
Other warrants exercised	(88,665)	4.14 - 11.00	(541,123)

Balances, March 31, 2002	1,279,583	$2.80 - 13.50	$11,030,311

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Commitments

     Leases

      Bioject has operating leases for its manufacturing, sales and administrative facilities, which expire in March 2004 and for its warehouse facilities, which expire in September 2004, both with options to renew for an additional five-year term. Bioject also leases office equipment under operating leases for periods up to five years. The Company also leases certain equipment under a capital lease. At March 31, 2002, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the Year Ending March 31,	Operating	Capital

2003	$235,057	$11,196
2004	242,178	5,598
2005	18,450	—
2006	4,140	—

Total minimum lease payments	$499,825	16,794

Less amounts representing interest		(691)

Present value of future minimum lease payments		$16,103

      Lease expense for the years ended March 31, 2002, 2001 and 2000 totaled $241,000, $231,000 and $212,000 respectively.

9.     Related Party Transactions

      In January 2002, the Company loaned $150,000 to Mr. James O’Shea, its Chief Executive Officer, in order to assist Mr. O’Shea with his relocation from Oregon to New Jersey. The note is non-interest bearing and will be forgiven in $50,000 increments in each of January 2003, 2004 and 2005, so long as Mr. O’Shea remains the Company’s Chief Executive Officer.

      In October 2001, the Company committed to purchase Mr. O’Shea’s residence in Oregon for $601,000 if not sold by January 1, 2002. The Company purchased the residence in January 2002 and sold it in March 2002 for $541,000, recognizing a loss, including real estate fees, of $93,000 on the sale.

      See also Note 5, “Discontinued Operations.”

10.     New Accounting Pronouncements

     Business Combinations and Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. The adoption of SFAS No. 141 did not have a significant impact on Bioject’s financial condition or results of operations and it does not expect that the adoption of SFAS No. 142 will have a significant impact on its financial condition or results of operations.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Asset Retirements and Impairment or Disposal of Long Lived Assets

      In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues. The provisions of SFAS Nos. 143 and 144 were adopted April 1, 2002 and did not have a significant impact on Bioject’s financial position or results of operations.

11.     Quarterly Financial Data

      Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2002 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter

	(In thousands, except per share data)
	(unaudited)
Year Ended March 31, 2001
Revenue	$514	$536	$478	$505
Operating expenses	1,632	1,784	1,920	2,418
Net loss	(1,281)	(1,245)	(1,508)	(1,991)
Basic and diluted net loss per share	(0.20)	(0.17)	(0.19)	(0.25)

Year Ended March 31, 2002
Revenue	$620	$1,095	$995	$2,509
Operating expenses	1,980	2,812	3,171	4,346
Net loss(1)	(1,410)	(1,554)	(3,763)	(1,764)
Basic and diluted net loss per share	(0.16)	(0.16)	(0.38)	(0.17)

(1)	Net loss in the third quarter of fiscal 2002 includes an additional non-cash preferred dividend charge of $1.7 million related to modifications made to the Company’s outstanding Series A Preferred Stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 10, 2002, the Audit Committee of our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP. Arthur Andersen LLP’s reports on our financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and during the subsequent interim period through the date of dismissal, May 10, 2002, there have not been any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

      Also on May 10, 2002, based on the recommendation of the Audit Committee of our Board of Directors, we engaged the firm of KPMG LLP to be our independent public accountants. We did not consult KPMG LLP at any time prior to May 10, 2002 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

      We have been unable to obtain the consent of Arthur Andersen LLP, our former independent public accountants, as to the incorporation by reference of their report for our fiscal years ended March 31, 2001 and March 31, 2000 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance upon Rule 437a of the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP’s consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

PART III

      We have omitted from Part III the information that will appear in our definitive proxy statement for our 2002 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

      The Consolidated Financial Statements, together with the report thereon of either KPMG LLP or Arthur Andersen LLP, are included on the pages indicated below:

      There are no schedules required to be filed herewith.

Reports on Form 8-K

      The Company filed one report on Form 8-K during the quarter ended March 31, 2002 pursuant to Item 5. Other Events, dated and filed February 27, 2002 regarding an announcement by Amgen Inc. of its election not to pursue further development of IjectTM and B2000 devices.

Exhibits

      The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended March 31, 2001.
3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended December 31, 2000.
10.1*	Employment Agreement with James C. O’Shea dated October 3, 1995. Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1995.
10.2*	Amended Employment Agreement between Bioject Inc. and Joseph Michael Redmond dated February 8, 2000. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended March 31, 2000.
10.3*	Restated 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2000.
10.4	Lease Agreement dated September 10, 1996 between Bridgeport Woods Business Park and Bioject Inc. for the Portland, Oregon facility. Incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 1996.
10.5	Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and Bioject Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the Company’s Form 10-Q/A for the quarter ended December 31, 1996.
10.6	Form of Amended and Restated Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1995 private placement. Incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-80679).

Exhibit
No.	Description

10.7	Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and John Gandolfo.
10.8	Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and Michael A. Temple.
10.9	Form of Series “H” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.10	Form of Series “I” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.11	Form of Series “J” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.12	Form of Series “L” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.13	Form of Series “M” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.14	Form of Series “N” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.15	Form of Series “O” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.
10.16	Form of Series “P” Common Stock Purchase Warrant, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001.
10.17	Form of Series “R” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.17.1	Form of Registration Rights Agreement for Series R Common Stock, dated December 1, 1999. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.18	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1996 private placement. Incorporated by reference to exhibit 4.8 of the Company’s Form 8-K dated December 11, 1996.
10.19	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1997.
10.20	Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.41 to the Company’s Form 8-K filed October 31, 1997.
10.20.1	Agreement dated June 30, 1999 to amend Securities Purchase Agreement and certain related securities between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.64 the Company’s 10-K For the quarter ended June 30, 1999.
10.21	Registration Rights Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.42 to the Company’s Form 8-K filed October 31, 1997.
10.22	Agreement dated December 12, 2001 between the Company, Elan Pharmaceutical Investments, Ltd. and Elan International Services, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001.
10.23	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1999.

Exhibit
No.	Description

10.23.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.24	License and Development Agreement dated February 29, 2000 between Bioject Inc. and Amgen Inc. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.25	Stock Purchase Agreement dated February 29, 2000 between Bioject Medical Technologies Inc. and Amgen Inc. Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-32848) filed March 20, 2000.
10.26	Form of Series “S” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.27	Form of Registration Rights Agreement for Series “S” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.28	Form of Series “T” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.29	Form of Registration Rights Agreement for Series “T” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.30	Form of Series “U” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.31	Form of Registration Rights Agreement for Series “U” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.32	Form of Series “V” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.33	Form of Registration Rights Agreement for Series “V” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.34	Form of Series “W” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.35	Form of Registration Rights Agreement for Series “W” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.36	Form of Series “X” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.37	Form of Series “Y” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.38	Form of Series “Z” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.39	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and Leerink Swann & Company dated December 2001. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
16	Letter re change in certifying accountant. Incorporated by reference to the Company’s Form 8-K/A-3 dated May 10, 2002.
21	List of Subsidiaries. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.
23	Consent of KPMG LLP

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 20, 2002:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/ JAMES C. O’SHEA

James C. O’Shea
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive, Financial
and Accounting Officer)

      Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on June 20, 2002.

Signature	Title

/s/ JAMES C. O’SHEA James C. O’Shea	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN GANDOLFO John Gandolfo	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ SANDRA PANEM Sandra Panem	Director

/s/ GRACE K. FEY Grace K. Fey	Director

/s/ EDWARD L. FLYNN Edward L. Flynn	Director

/s/ WILLIAM A. GOUVEIA William A. Gouveia	Director

/s/ ERIC T. HERFINDAL Eric T. Herfindal	Director

/s/ RICHARD PLESTINA Richard Plestina	Director

/s/ JOHN RUEDY, M.D. John Ruedy, M.D.	Director

EXHIBIT INDEX

      The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended March 31, 2001.
3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended December 31, 2000.
10.1*	Employment Agreement with James C. O’Shea dated October 3, 1995. Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1995.
10.2*	Amended Employment Agreement between Bioject Inc. and Joseph Michael Redmond dated February 8, 2000. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended March 31, 2000.
10.3*	Restated 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2000.
10.4	Lease Agreement dated September 10, 1996 between Bridgeport Woods Business Park and Bioject Inc. for the Portland, Oregon facility. Incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 1996.
10.5	Lease Extension Agreement dated October 4, 1994, between Earl J. Itel and Loris Itel Trust and Bioject Inc., for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the Company’s Form 10-Q/ A for the quarter ended December 31, 1996.
10.6	Form of Amended and Restated Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1995 private placement. Incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-3 (No. 33-80679).
10.7	Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and John Gandolfo.
10.8	Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and Michael A. Temple.
10.9	Form of Series “H” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.10	Form of Series “I” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.11	Form of Series “J” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.12	Form of Series “L” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.13	Form of Series “M” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.14	Form of Series “N” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.15	Form of Series “O” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.
10.16	Form of Series “P” Common Stock Purchase Warrant, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001.
10.17	Form of Series “R” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.17.1	Form of Registration Rights Agreement for Series R Common Stock, dated December 1, 1999. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.

Exhibit
No.	Description

10.18	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1996 private placement. Incorporated by reference to exhibit 4.8 of the Company’s Form 8-K dated December 11, 1996.
10.19	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the participants in the 1997 private placement. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1997.
10.20	Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.41 to the Company’s Form 8-K filed October 31, 1997.
10.20.1	Agreement dated June 30, 1999 to amend Securities Purchase Agreement and certain related securities between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.64 the Company’s 10-K For the quarter ended June 30, 1999.
10.21	Registration Rights Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.42 to the Company’s Form 8-K filed October 31, 1997.
10.22	Agreement dated December 12, 2001 between the Company, Elan Pharmaceutical Investments, Ltd. and Elan International Services, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001.
10.23	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 1999.
10.23.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.24	License and Development Agreement dated February 29, 2000 between Bioject Inc. and Amgen Inc. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.25	Stock Purchase Agreement dated February 29, 2000 between Bioject Medical Technologies Inc. and Amgen Inc. Incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-32848) filed March 20, 2000.
10.26	Form of Series “S” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.27	Form of Registration Rights Agreement for Series “S” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.28	Form of Series “T” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.29	Form of Registration Rights Agreement for Series “T” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.30	Form of Series “U” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.31	Form of Registration Rights Agreement for Series “U” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.32	Form of Series “V” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.33	Form of Registration Rights Agreement for Series “V” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

Exhibit
No.	Description

10.34	Form of Series “W” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.35	Form of Registration Rights Agreement for Series “W” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.36	Form of Series “X” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.37	Form of Series “Y” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.38	Form of Series “Z” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.39	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and Leerink Swann & Company dated December 2001. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
16	Letter re change in certifying accountant. Incorporated by reference to the Company’s Form 8-K/A-3 dated May 10, 2002.
21	List of Subsidiaries. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.
23	Consent of KPMG LLP.