Form 10-Q
period 2002-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2002-08-08
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1099680 (I.R.S. Employer Identification No.)

211 Somerville Road, Route 202 North, Bedminster, NJ (Address of principal executive offices)	07921 (Zip Code)

Registrant’s telephone number, including area code: (908) 470-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	10,598,826

(Class)	(Outstanding at August 8, 2002)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2002 (unaudited) and March 31, 2002	2

	Consolidated Statements of Operations — Three Months Ended June 30, 2002 and 2001 (unaudited)	3

	Consolidated Statements of Cash Flows — Three Months Ended June 30, 2002 and 2001 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	9

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,309,947	$7,612,766
Short-term marketable securities	3,823,877	3,593,060
Accounts receivable, net of allowance for doubtful accounts of $26,000 and $14,000	805,083	1,666,969
Receivable from related party, current portion	50,000	50,000
Inventories, net	1,289,098	1,460,913
Other current assets	337,910	225,438

Total current assets	13,615,915	14,609,146
Long-term marketable securities	14,479,652	15,751,774
Receivable from related party	75,000	100,000
Property and equipment, net of accumulated depreciation of $3,509,116 and $3,416,333	2,590,496	2,314,586
Other assets	728,018	693,925

Total assets	$31,489,081	$33,469,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353,784	$614,856
Accrued payroll	311,919	353,662
Other accrued liabilities	102,363	143,168
Deferred revenue	67,140	83,808

Total current liabilities	835,206	1,195,494
Long-term liabilities:
Long-term lease payable	2,781	5,519
Deferred revenue	285,323	302,399
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible — 952,738 shares at June 30, 2002 and March 31, 2002, $15 stated value	17,149,000	17,149,000
Series C Convertible — 391,830 shares at June 30, 2002 and March 31, 2002, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,598,826 and 10,572,435 shares at June 30, 2002 and March 31, 2002	88,187,301	87,989,718
Accumulated deficit	(77,370,530)	(75,572,699)

Total shareholders’ equity	30,365,771	31,966,019

Total liabilities and shareholders’ equity	$31,489,081	$33,469,431

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,

	2002	2001

Revenue:
Net sales of products	$679,456	$491,372
Licensing/technology fees	366,122	128,661

	1,045,578	620,033
Operating expenses:
Manufacturing	1,069,863	599,946
Research and development	792,974	528,841
Selling, general and administrative	1,215,930	850,999

Total operating expenses	3,078,767	1,979,786

Operating loss	(2,033,189)	(1,359,753)
Interest income	235,562	255,125
Other loss	(204)	—

	235,358	255,125

Loss before income taxes	(1,797,831)	(1,104,628)
Provision for income taxes	—	—

Loss from operations before preferred stock dividend	(1,797,831)	(1,104,628)
Preferred stock dividend	—	(305,690)

Net loss allocable to common shareholders	$(1,797,831)	$(1,410,318)

Basic and diluted net loss per common share	$(0.17)	$(0.16)

Shares used in per share calculations	10,588,757	8,803,181

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss allocable to common shareholders	$(1,797,831)	$(1,410,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses related to stock, stock option and warrant issuances	136,488	127,266
Depreciation and amortization	132,600	95,459
Preferred stock dividends	—	305,690
Changes in operating assets and liabilities:
Accounts receivable	861,886	(88,269)
Inventories	171,815	(429,897)
Other current assets	(112,472)	28,015
Accounts payable	(261,214)	240,382
Accrued payroll	(41,743)	6,904
Other accrued liabilities	(40,805)	(13,948)
Deferred revenue	(33,744)	(16,785)

Net cash used in operating activities	(985,020)	(1,155,501)
Cash flows from investing activities:
Purchase of marketable securities	—	(992,172)
Maturity of marketable securities	1,041,305	3,050,000
Capital expenditures	(368,693)	(91,433)
Proceeds from sale of capital equipment	—	692
Other assets	(48,910)	(41,026)

Net cash provided by investing activities	623,702	1,926,061
Cash flows from financing activities:
Payments made on capital lease obligations	(2,596)	(2,461)
Cash proceeds from sale of common stock	61,095	15,277,791

Net cash provided by financing activities	58,499	15,275,330

Increase (decrease) in cash and cash equivalents	(302,819)	16,045,890
Cash and cash equivalents:
Beginning of period	7,612,766	6,254,544

End of period	$7,309,947	$22,300,434

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three month periods ended June 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2002 is derived from Bioject Medical Technologies Inc.’s 2002 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2002 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	June 30, 2002	March 31, 2002

Raw materials and components	$693,814	$917,785
Finished goods	595,284	543,128

	$1,289,098	$1,460,913

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended June 30,

	2002	2001

Stock options and warrants	3,210,491	2,877,649
Convertible preferred stock	2,689,136	2,640,896

Total	5,899,627	5,518,545

Note 4. Subsequent Event — Shareholder Rights Plan

On July 1, 2002, Bioject’s board of directors adopted a shareholder rights agreement. To implement the agreement, Bioject issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on July 19, 2002.

The purpose of the rights agreement is to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt. The agreement was not adopted in response to any efforts to acquire the Company and the Company is not aware of any such efforts.

Each right initially entitles shareholders to purchase a fractional share of Bioject’s preferred stock for $50.00. However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of Bioject’s common stock, all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for shares of Bioject having a value of twice the right’s then-current exercise price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets, and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that our products, including the cool.click™ or the SeroJet™, will not be accepted by the market, the risk that we will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements, the fact that our business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our business. Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended March 31, 2002, for further discussions of factors which could affect future results.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical industry. In fiscal 2003, we will focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In fiscal 2003, our clinical research efforts will be aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 30 institutions.

In fiscal 2003, our other research and development efforts will be primarily focused on the development of the smaller, lighter Iject™ II and development of products for our strategic partners. The Iject™ II has been modeled using a more streamlined design, thus making it more cost effective to manufacture while retaining the same flexibility and performance characteristics of the original Iject™.

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

Results of Operations

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Product sales increased to $679,000 in the first quarter of fiscal 2003 from $491,000 in the first quarter of fiscal 2002, primarily due to increased sales of B2000 syringes and vial adapters to new and existing customers and the cool.click™, which is sold to Serono for use with Saizen, Serono’s pediatric human growth hormone.

License and development fees increased to $366,000 in the first quarter of fiscal 2003 from $129,000 in the first quarter of fiscal 2002. We currently have licensing and/or development agreements with Serono and Alkermes.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. Manufacturing expense increased to $1.1 million in the first quarter of fiscal 2003 from $600,000 in the first quarter of fiscal 2002. The increased manufacturing expense in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 is primarily due to production of the cool.click™ for Serono’s U.S. customers and for their worldwide launch of the cool.click™ and the increase in manufacturing overhead due to increased payroll and related expenses.

Research and development expense increased to $793,000 in the first quarter of fiscal 2003 from $529,000 in the first quarter of fiscal 2002. The increase in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 is primarily due to increased payroll and related expenses and expenses associated with research collaborations and the development of the Iject™ II disposable product, and various other new product developments and improvements.

Selling, general and administrative expenses increased to $1.2 million in the first quarter of fiscal 2003 from $851,000 in the first quarter of fiscal 2002. Approximately $258,000 of the increase resulted from increases in payroll and related expenses due to the addition of two executive officers in the second and third quarters of fiscal 2002 and the addition a Vice President of Business Development in the first quarter of fiscal 2003.

Preferred stock dividends were zero in the first quarter of fiscal 2003 compared to $306,000 in the first quarter of fiscal 2002 due to changes made to the terms of our Series A Preferred Stock in the third quarter of fiscal 2002.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through June 30, 2002 totaled approximately $100 million.

Total cash, cash equivalents and short and long-term marketable securities at June 30, 2002 were $25.6 million compared to $27.0 million at March 31, 2002. Working capital at June 30, 2002 was $12.8 million compared to $13.4 million at March 31, 2002.

Net accounts receivable decreased to $805,000 at June 30, 2002 from $1.7 million at March 31, 2002 due primarily to the timing of payments received from Serono. Included in the balance at June 30, 2002, was $353,000 due from Serono.

Inventories decreased to $1.3 million at June 30, 2002 from $1.5 million at March 31, 2002 due to the timing of production and shipments made in the first quarter of fiscal 2003.

Accounts payable decreased to $354,000 at June 30, 2002 from $615,000 at March 31, 2002 due primarily to the timing of payments made and decreased inventory purchases.

Receivable from related party, current and long-term, totaling $125,000 at June 30, 2002 relates to a three-year, non-interest bearing loan to our Chief Executive Officer, related to his relocation assistance from Oregon to New Jersey. The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains Bioject’s Chief Executive Officer.

Capital expenditures totaled $369,000 in the first quarter of fiscal 2003, primarily for the purchase of production molds for manufacturing and office equipment for the New Jersey office. We anticipate spending up to a total of $2.0 million in fiscal 2003, primarily for production automation for sterile fill of our Iject™ disposable product and other manufacturing and office equipment.

NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies have not changed since the disclosure included in our Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 1, 2002, we issued a warrant to MedaCorp in exchange for consulting services exercisable for 15,000 shares of our common stock at an exercise price of $4.85 per share. The warrant is immediately exercisable and expires June 1, 2005. In issuing this warrant, we relied on an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

On July 1, 2002, our board of directors adopted a shareholder rights agreement. To implement the agreement, we issued a dividend of one right for each share of our common stock held by shareholders of record as of the close of business on July 19, 2002.

Each right initially entitles shareholders to purchase a fractional share of Bioject preferred stock for $50.00. However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of our common stock, all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for shares of Bioject having a value of twice the shareholder right’s then-current exercise price.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Second Amendment to Lease dated April 22, 2002, by and between Bridgeport Woods Business Park, LLC and Bioject, Inc.

10.2	Lease Extension Agreement dated June 5, 2002, by and between Earl J. Itel and Lois Itel Trust and Bioject, Inc.

99.1	Certification of the Chief Executive Officer

99.2	Certification of the Chief Financial Officer

(b)  Reports on Form 8-K

There was one report on Form 8-K filed during the quarter ended June 30, 2002. On May 10, 2002 a report on Form 8-K was filed pursuant to Item 4, Changes in Registrant’s Certifying Accountant. This Report on Form 8-K was amended on May 16th, May 22nd and May 24th.

In addition, one report on Form 8-K was filed on July 2, 2002 pursuant to Item 5. Other Events and Regulation FD Disclosure, regarding the adoption by the board of directors of a rights agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

/s/ JAMES O’SHEA

James O’Shea Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ JOHN GANDOLFO

John Gandolfo Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)