Form 10-Q
period 2002-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2002-10-28
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1099680 (I.R.S. Employer Identification No.)

211 Somerville Road (Route 202 North) Bedminster, New Jersey (Address of principal executive offices)	07921 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value (Class)	10,598,826 (Outstanding at October 28, 2002)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — September 30, 2002 (unaudited) and March 31, 2002	2
	Consolidated Statements of Operations - Three and Six Months Ended September 30, 2002 and
	2001 (unaudited)	3
	Consolidated Statements of Cash Flows - Six Months Ended September 30, 2002 and 2001
	(unaudited)	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	10
PART II — OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 6.	Exhibits and Reports on Form 8-K	11
Signatures		12
Certifications		13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,931,476	$7,612,766
Short-term marketable securities	10,294,490	3,593,060
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $14,000	631,794	1,666,969
Receivable from related party, current portion	50,000	50,000
Inventories, net	1,389,390	1,460,913
Other current assets	269,383	225,438

Total current assets	14,566,533	14,609,146
Long-term marketable securities	11,686,644	15,751,774
Receivable from related party	62,500	100,000
Property and equipment, net of accumulated depreciation of $3,619,216 and $3,416,333	2,657,929	2,314,586
Other assets	753,360	693,925

Total assets	$29,726,966	$33,469,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516,934	$614,856
Accrued payroll	195,173	353,662
Other accrued liabilities	138,773	143,168
Deferred revenue	76,046	83,808

Total current liabilities	926,926	1,195,494
Long-term liabilities:
Long-term lease payable	27,689	5,519
Deferred revenue	268,587	302,399
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 952,738 shares at September 30, 2002 and March 31, 2002, $15 stated value	17,149,000	17,149,000
Series C Convertible - 391,830 shares at September 30, 2002 and March 31, 2002, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,598,826 and 10,572,435 shares at September 30, 2002 and March 31, 2002	88,247,316	87,989,718
Accumulated deficit	(79,292,552)	(75,572,699)

Total shareholders’ equity	28,503,764	31,966,019

Total liabilities and shareholders’ equity	$29,726,966	$33,469,431

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Net sales of products	$872,241	$1,060,891	$1,551,697	$1,552,263
Licensing and technology fees	290,379	34,285	656,501	162,946

	1,162,620	1,095,176	2,208,198	1,715,209
Operating expenses:
Manufacturing	974,874	1,089,466	2,044,737	1,685,557
Research and development	999,255	640,996	1,792,229	1,173,692
Selling, general and administrative	1,275,506	1,081,143	2,491,436	1,932,142

Total operating expenses	3,249,635	2,811,605	6,328,402	4,791,391

Operating loss	(2,087,015)	(1,716,429)	(4,120,204)	(3,076,182)
Interest income	165,957	471,401	401,519	726,526
Other loss	(964)	—	(1,168)	—

	164,993	471,401	400,351	726,526

Loss before income taxes	(1,922,022)	(1,245,028)	(3,719,853)	(2,349,656)
Provision for income taxes	—	—	—	—

Net loss	(1,922,022)	(1,245,028)	(3,719,853)	(2,349,656)
Preferred stock dividend	—	(309,049)	—	(614,739)

Net loss allocable to common shareholders	$(1,922,022)	$(1,554,077)	$(3,719,853)	$(2,964,395)

Basic and diluted net loss per common share	$(0.18)	$(0.16)	$(0.35)	$(0.32)

Shares used in per share calculations	10,598,826	9,824,287	10,583,157	9,316,577

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss allocable to common shareholders	$(3,719,853)	$(2,964,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses related to stock, stock option and warrant issuances	196,503	150,979
Depreciation and amortization	270,017	189,596
Preferred stock dividends	—	614,739
Changes in operating assets and liabilities:
Accounts receivable	1,035,175	(448,271)
Inventories	71,523	(486,431)
Other current assets	(43,945)	(251,124)
Accounts payable	(104,525)	169,313
Accrued payroll	(158,489)	(13,537)
Other accrued liabilities	(4,395)	81,707
Deferred revenue	(41,574)	(66,070)

Net cash used in operating activities:	(2,499,563)	(3,023,494)
Cash flows from investing activities:
Purchase of marketable securities	(4,500,000)	(13,856,714)
Maturity of marketable securities	1,863,700	4,947,352
Capital expenditures	(511,231)	(298,958)
Proceeds from sale of capital equipment	—	1,391
Other assets and noncurrent receivables	(89,069)	(57,814)

Net cash used in investing activities	(3,236,600)	(9,264,743)
Cash flows from financing activities:
Payments made on capital lease obligations	(6,222)	(4,955)
Cash proceeds from the sale of common stock	61,095	14,885,199

Net cash provided by financing activities	54,873	14,880,244

Increase (decrease) in cash and cash equivalents	(5,681,290)	2,592,007
Cash and cash equivalents:
Beginning of period	7,612,766	6,254,544

End of period	$1,931,476	$8,846,551

Supplemental Disclosure of Non-Cash Activity:
Purchase of assets with capital lease	$34,995	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended September 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of March 31, 2002 is derived from Bioject Medical Technologies Inc.’s 2002 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2002 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	September 30, 2002	March 31, 2002

Raw materials and components	$813,551	$917,785
Finished goods	575,839	543,128

	$1,389,390	$1,460,913

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended
	September 30,

	2002	2001

Stock options and warrants	3,220,307	3,244,328
Convertible preferred stock	2,689,136	2,682,103

Total	5,909,443	5,926,431

Note 4. Shareholder Rights Plan

On July 1, 2002, Bioject adopted a shareholder rights agreement. To implement the agreement, Bioject issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on July 19, 2002.

The purpose of the rights agreement is to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt. The agreement was not adopted in response to any efforts to acquire Bioject and the Company’s management is not aware of any such efforts.

Each right initially entitles shareholders to purchase a fractional share of Bioject’s preferred stock for $50.00. However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of Bioject’s common stock (or 20% in the case of Mazama Capital Inc.), all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for shares of Bioject having a value of twice the right’s then-current exercise price. See also Note 6. Subsequent Event — Amendment to Shareholder Rights Agreement.

Note 5. License Agreement with Merial

In August 2002, Bioject entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system the Vetjet™, which is currently in development. Merial will initially focus on delivery of vaccines to food-producing animals. The agreement provides for monthly payments to Bioject for product development, with additional payments at key product development and regulatory milestones. Revenue will be recognized over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved. Bioject will also receive royalty payments on Merial’s vaccine sales, which utilize the needle-free injector system. Any additional indications or drugs will have separately negotiated terms.

Note 6. Subsequent Event — Amendment to Shareholder Rights Agreement

In October 2002, the shareholder rights agreement was amended to allow Mazama Capital Management, Inc. to own more than 15% but less than 20% of Bioject’s common stock without triggering the exercise of the rights.

Note 7. Subsequent Event — Change in Year End

In October 2002, the Company changed its fiscal year end from March 31 to December 31. The Company will file a transition report on Form 10-K for the nine-month period ending December 31, 2002.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical industry. In the current fiscal year, we have been focusing, and will continue to focus, our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In the current fiscal year, our clinical research efforts have been, and will continue to be, aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 30 institutions.

In the current fiscal year, our other research and development efforts have been, and will continue to be, primarily focused on the development of the smaller, lighter Iject™ II and development of products for our strategic partners. The Iject™ II has been modeled using a more streamlined design, thus making it more cost effective to manufacture while retaining the same flexibility and performance characteristics of the original Iject™.

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

We do not expect to report net income from operations in the current fiscal year.

Results of Operations

Product sales were $872,000 and $1.6 million, respectively, for the three and six month periods ended September 30, 2002, compared to $1.1 million and $1.6 million, respectively, for the same periods in 2001. Second-quarter product sales were lower than the prior year due to increased sales of SeroJet™ products to Serono in the second quarter of last year in anticipation of their product launch which occurred in the fourth quarter of our last fiscal year. Product sales in both the 2002 and 2001 periods were primarily sales of our B2000 gas-powered product line and the spring-powered product line which includes the cool.click™, which is sold to Serono for use with Saizen, Serono’s pediatric human growth hormone. In addition to selling in the U.S., in September 2002, Serono began selling Saizen for administration with the cool.click™ in Europe.

License and technology revenues increased to $290,000 and $657,000, respectively, for the three and six month periods ended September 30, 2002, compared to $34,000 and $163,000, respectively, for the same periods in 2001. The increases are due to existing strategic partners and the additional new agreement with Merial in August 2002. We currently have licensing and/or development agreements with Serono, Alkermes and Merial.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. Manufacturing expense was $975,000 and $2.0 million, respectively, for the three and six month periods ended September 30, 2002, compared to $1.1 million and $1.7 million, respectively, for the comparable periods of 2001. The decrease in manufacturing expense for the three month period ended September 30, 2002 compared to the previous year’s quarter is a result of lower sales and production of the SeroJet™. The increased manufacturing expense in the six month period ended September 30, 2002 compared to the six month period ended September 30, 2001 is primarily due to increased production of the cool.click™ for Serono’s U.S. customers and for their worldwide launch of the cool.click™ and the resulting increase in manufacturing overhead due to increased payroll and related expenses.

Research and development expense increased to $1.0 million and $1.8 million, respectively, for the three and six month periods ended September 30, 2002, compared to $641,000 and $1.2 million, respectively, for the comparable periods of 2001. These increases are primarily due to increased payroll and related expenses and expenses associated with research collaborations, the development of the Iject™ II disposable product, development of Vetjet™ and various other new product developments and improvements.

Selling, general and administrative expenses increased to $1.3 million and $2.5 million, respectively, for the three and six month periods ended September 30, 2002, compared to $1.1 million and $1.9 million, respectively, for the comparable periods of 2001. Approximately $168,000 and $301,000 of the increases in the three and six month periods, respectively, resulted from increases in payroll and related expenses due to the addition of two executive officers in the second and third quarters of our fiscal year ended March 31, 2002 and the addition of a Vice President of Business Development in the quarter ended June 30, 2002.

Interest income decreased to $166,000 and $402,000, respectively, for the three and six month periods ended September 30, 2002, compared to $471,000 and $727,000, respectively, for the comparable periods of 2001, as a result of lower cash and investment balances in fiscal 2003. We have not raised any capital during the current fiscal year and therefore have been utilizing our existing cash and investment balances for operations.

Preferred stock dividends were zero in the three and six months ended September 30, 2002 compared to $309,000 and $615,000 for the comparable periods ended September 30, 2001 due to changes made to the terms of our Series A Preferred Stock in the quarter ended December 31, 2002.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. Net proceeds received from issuance of securities from inception through September 30, 2002 totaled approximately $100 million.

Total cash, cash equivalents and short and long-term marketable securities at September 30, 2002 were $23.9 million compared to $27.0 million at March 31, 2002. Working capital at September 30, 2002 was $13.6 million compared to $13.4 million at March 31, 2002.

Net accounts receivable decreased to $632,000 at September 30, 2002 from $1.7 million at March 31, 2002 due primarily to the timing of payments received from Serono. Included in the balance at September 30, 2002, was $275,000 due from Merial, all of which is current.

Accounts payable decreased to $517,000 at September 30, 2002 from $615,000 at March 31, 2002 due primarily to the timing of payments made and decreased inventory purchases.

Receivable from related party, current and long-term, totaling $112,500 at September 30, 2002 relates to a three-year, non-interest bearing loan to our Chief Executive Officer, related to his relocation assistance from Oregon to New Jersey. The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains Bioject’s Chief Executive Officer.

Capital expenditures totaled $546,000, including a $35,000 capital lease, in the six months ended September 30, 2002, primarily for the purchase of production molds for manufacturing, production automation for sterile fill of our Iject™ disposable product, certain testing equipment and office equipment for the New Jersey office. We anticipate spending approximately $500,000 in the quarter ending December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirements and Impairment or Disposal of Long Lived Assets

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues. The provisions of SFAS Nos. 143 and 144 were adopted April 1, 2002 and did not have a material effect on our financial position, results of operations or cash flows.

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies have not changed since the disclosure included in our Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective October 8, 2002, we amended our Rights Agreement, dated as of July 1, 2002, between Bioject and American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”), to permit Mazama Capital Management, Inc. to beneficially own, in the aggregate, more than 15% but less than 20% of our common stock without becoming an “Acquiring Person” as defined in the Rights Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on September 19, 2002, at which the following actions were taken:

1.	The shareholders elected the two nominees for director to the Board of Directors of the Company. The two, Class One directors elected, along with the voting results, are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting

Edward L. Flynn	8,952,170	94,469
William A. Gouveia	9,004,770	41,869

The terms of the Company’s Class Two and Class Three directors did not expire at the Company’s 2002 annual meeting. Accordingly, the terms of those directors continued after the meeting. Those directors are Grace Keeney Fey, Edward L. Flynn, Eric T. Herfindal, James C. O’Shea, Sandra Panem, Ph.D., Richard J. Plestina and John Ruedy, M.D.

2.	The shareholders approved the Company’s 2002 Restated Articles of Incorporation as follows:

	No. of Shares	No. of Shares	No. of Shares	No. of Broker
Series	Voting For:	Voting Against:	Abstaining:	Non-Votes:

Common Stock	4,497,684	45,492	17,594	4,485,869
Series A Preferred	952,738	0	0	0
Series C Preferred	391,830	0	0	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Second Amendment to Lease dated April 22, 2002 by and between Bridgeport Woods Business Park, LLC and Bioject, Inc. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.2	Lease Extension Agreement dated June 5, 2002, by and between Earl J. Itel and Lois Itel Trust and Bioject, Inc. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.3	First Amendment to Rights Agreement dated October 8, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to our registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

(b)  Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended September 30, 2002 dated July 1, 2002 and filed July 2, 2002 pursuant to Item 5. Other Events and Regulation FD Disclosure regarding the adoption of a shareholder rights agreement.

In addition, we filed one report on Form 8-K on October 24, 2002 and dated October 11, 2002 pursuant to Item 8. Change in Fiscal Year regarding the change of our year end from March 31 to December 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2002	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

/s/ JAMES C. O’SHEA

James O’Shea Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ JOHN GANDOLFO

John Gandolfo Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, James C. O’Shea, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bioject Medical Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ James C. O’Shea

James C. O’Shea
Chairman, Chief Executive Officer and President
Bioject Medical Technologies Inc.

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John Gandolfo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bioject Medical Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ John Gandolfo

John Gandolfo
Chief Financial Officer and Vice President of Finance
Bioject Medical Technologies Inc.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bioject Medical Technologies Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James C. O’Shea, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James C. O’Shea

James C. O’Shea
Chairman, Chief Executive Officer and President
Bioject Medical Technologies Inc.
October 28, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Bioject Medical Technologies Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Gandolfo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John Gandolfo

John Gandolfo
Chief Financial Officer and Vice President of Finance
Bioject Medical Technologies Inc.
October 28, 2002