Form 10-KT
period 2002-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2003-03-24
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2002 through December 31, 2002

Commission File Number: 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Somerville Road (Route 202 North) Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 470-2800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,661,689, computed by reference to the last sales price ($1.99) as reported by the Nasdaq SmallCap System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2002).

The number of shares outstanding of the registrant’s common stock as of March 19, 2003 was 10,644,887 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2002 FORM 10-K TRANSITION REPORT

PART I

ITEM 1.   BUSINESS

General

We commenced operations in 1985.  We develop, manufacture and market needle-free injection systems that improve the way patients take medications and vaccines.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical, biotechnology and veterinary industries.  Our business development efforts are focused on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.  We also sell our products directly to healthcare providers.

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

Currently, we have three strategic partners: Ares-Serono, Alkermes and Merial:

Ares Serono.    Ares-Serono Group, plc. (“Serono”) licensed our Vitajet® 3 (Vitajet®) injection system for delivery of Saizen® human growth hormone. The Vitajet® has been customized for use in the pediatric growth market, and is marketed as the cool.click™.  Serono has exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone and AIDS wasting applications utilizing the Vitajet® device.  The SeroJet™, a customized version of the Vitajet®, has been cleared by the FDA for use with Serostim® for the treatment of AIDS wasting.

Alkermes.   We have a license and development agreement with Alkermes, Inc., a leader in the development of pharmaceutical products based on advanced drug delivery systems, to develop up to three undisclosed drug compounds as proprietary products using the Iject™ needle-free drug delivery system.

Merial.    We have an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system the Vetjet™, which is currently in development.  Merial will initially focus on delivery of vaccines to food-production animals.

We are actively pursuing additional strategic partnering relationships with a number of other pharmaceutical and biotechnology companies.

In addition to the above agreements, we sell our needle-free injection system, the Biojector® 2000, or B-2000, directly to healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle.

We also directly market the Vitajet®, a spring-powered, needle-free, self-injection device, which has regulatory clearance for administering injections of insulin, to the home user.

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

January 1999	Received ISO9001 and EN46001 certification.
June 1999	Marathon, the joint venture formed with Elan, completed the sale of its license to the blood glucose monitoring technology and certain fixed assets related to the development of that technology.
November 1999	Received CE Mark certification for our jet injection systems, which allows the products to be sold in the European Union.
December 1999	Entered into a license and distribution agreement with Ares-Serono to deliver human growth hormone with a modified Vitajet® for the pediatric growth market.
February 2000	Entered into a clinical development and supply agreement with Amgen for the Iject™, a single use disposable jet injector.
June 2000	Received FDA clearance for a modified version of the Vitajet®, called the cool.click™, to administer injections of Serono’s human growth hormone Saizen®.
October 2000

Amended Serono’s license and distribution agreement to include exclusive worldwide rights for the cool.click™ injection device to deliver Saizen® and to include worldwide rights to deliver Serostim® for AIDS wasting applications  with a modified Vitajet®, called the SeroJet™.

March 2001	Received FDA clearance for a modified version of our Vitajet®, called the SeroJet™, to administer injections of Serono’s human growth hormone Serostim® for the treatment of AIDS wasting.
April 2001	Received FDA clearance to market a Reconstitution Kit and Vial Connector.
October 2001	Entered into a license and development agreement with Alkermes for the use of our Iject™, single-use disposable jet injector.
October 2001	National Institutes of Health uses our Biojector® 2000 system in testing of first AIDS vaccine.
January 2002	Entered into an agreement with Memorial Sloan-Kettering for the use of our Biojector® 2000 system in DNA vaccine research.
August 2002	Entered into a license and supply agreement with Merial for delivery of their veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system, the Vetjet™.

“Biojector,” “Bioject,” “Vitajet,” “Iject,” “Iject-R” and “Vetjet” are trademarks or registered trademarks of Bioject Medical Technologies Inc.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Rooms in Washington, D.C.; New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain some of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.bioject.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain copies of these reports by contacting Investor Relations at 908-470-2800 x 5103.

Needle-free Injection

Medications are currently delivered using various methods, each of which has both advantages and limitations. The most commonly used drug delivery techniques include oral ingestion, intravenous infusion, subcutaneous, intradermal and intramuscular injection, inhalation and transdermal “patch” diffusion.  Many drugs are effective only when injected.  Published data indicates that more than 1.7 billion needle-syringes are sold annually in the U.S.  We believe that approximately 80% of these syringes are used for subcutaneous or intramuscular injections up to 1.0 mL.

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

Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients.  As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick  injuries has increased. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious.  These regulations were changed by Congress with passage of the Needlestick Safety Prevention Act, which was effective in 2001. These regulations require implementing  “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” in biohazardous “sharps” containers, safer medical devices, including needleless systems, and follow-up testing for victims of needlestick injuries.  To date, 26 states and the U.S. Occupational Safety and Health Administration have adopted, or have pending, legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

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

Description of Our Products

Biojector® 2000

Our Biojector® 2000 system (B-2000) consists of two components: a hand-held, reusable jet injector; and a sterile, single-use, disposable plastic syringe capable of delivering variable doses of medication up to 1.0 mL. The B-2000 system is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle.

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

The second component of the system, the Biojector® single-use disposable syringe, is provided in a sterile, peel-open package and consists of a plastic, needle-free, variable dose syringe, Drug Reconstitution System (“DRS” or “Vial Adapter”) needle-free syringe filling device, which is used to fill the syringe, and a safety cap.  If requested by a customer, the product can also be supplied with a needle which is used as an alternative to the Vial Adapter for filling the syringe.  The body of the syringe is transparent and has graduated markings to aid accurate filling by healthcare workers.

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

Giving an injection with a Biojector® 2000 system is easy and straightforward. The healthcare worker giving the injection checks the CO2 pressure on an easy-to-read gauge at the rear of the injector, draws medication up into a disposable plastic syringe using either a needle or the needle-free Vial Adapter, inserts the syringe into the Biojector® 2000, presses the syringe tip against the appropriate disinfected surface on the patient’s skin, and then presses an actuator, thereby injecting the medication.  A thin stream of medication is expelled at high velocity through a precision molded, small diameter orifice in the syringe. The medication is injected at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired depth.

The current suggested retail list price for the Biojector® 2000 professional jet injector is $1,200, and the suggested retail list price for Biojector® syringes is $125 for a box of 100 syringes.  CO2 cartridges are sold for a suggested retail price of $6.00 for a box of ten.  Discounts are offered for volume purchases.

Drug Reconstitution System

The needle-free drug reconstitution system allows for the transfer of diluents to reconstitute powdered medications into liquid form and withdrawal of liquid medication into a syringe without the use of a needle.  Bioject’s 13mm Vial Adapter has a compact, polycarbonate spike design to draw up liquid medication and to reconstitute lyophilized (powdered) medication.  It allows healthcare workers and patients to access medication without using a needle.  The Vial Adapter fits most single and multi- dose medication vials available in the US and European markets, and is widely used in clinics and home healthcare throughout North America.  While the Vial Adapter is an integral part of the needle-free syringe packaging for the Biojector 2000 needle-free injection system, it functions perfectly with any conventional syringe.

Several pharmaceutical manufacturers include this unique product as part of their drug reconstitution kits.  The 13mm Vial Adapter is the ideal solution to the challenges of reconstituting and drawing up medication.  It provides clinicians and patients the highest levels of safety, convenience and ease of use.

The suggested retail price for the Vial Adapter is $90.00 for a box of 300.  Discounts are offered for volume purchases

Vitajet®

The Vitajet® is also composed of two components, a portable injector unit and a disposable syringe.  It is smaller and lower in cost than other products in our  needle-free offering.  The method of operation and drug delivery is similar to the Biojector®, except that the Vitajet® is powered by a spring rather than by CO2.  Due to its ease of use and lower cost, it is a good solution for home-use self-injection.  Vitajet’s® regulatory labeling limits its use to the injection of Insulin.  A modified Vitajet®, called the cool.click™, has received regulatory clearance for injection of Serono’s human growth hormone Saizen® and another modified Vitajet®, called the SeroJet™, has regulatory clearance for administering the Serono human growth hormone Serostim® for the treatment of AIDS Wasting.  We believe that the Vitajet® has the potential to achieve regulatory labeling for additional subcutaneous injections.

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

During the last 20 years, there  have been many attempts to develop portable one-shot jet injection hypodermic devices.  Problems have arisen in the attempts to develop such devices including:  (i) inadequate injection power; (ii) little or no control of pressure and depth of penetration; (iii) complexity of design, with related difficulties in cost and performance; (iv) difficulties in use, including filling and cleaning; and (v) the necessity for sterilization between uses.

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

Our primary sales and marketing objective is to form licensing and supply arrangements with leading pharmaceutical, biotechnology and veterinary companies, which would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to our products for a specific application or medical indication; ii) development fees if we customize one of our products for the customer or develop a new product; iii) milestone  payments related to the customer’s progress in developing products to be used in conjunction with our products; iv) royalty revenue derived from strategic partners’ drug sales; and v) product revenues from the sale of our products to the customer pursuant to a supply agreement.  Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company’s injectable pharmaceutical products, along with our products, to end-users.  We have increased business development to include two Vice Presidents of Business Development and one Director of Business Development.  Their primary focus is to identify companies and drugs that fit our targeted profile.

We intend to focus the direct sales efforts of our needle-free injection systems on the military and public health markets. To implement our direct sales and marketing efforts, we currently employ a national sales manager, one strategic accounts manager, one customer service representative, and three part-time nurse trainers. Our direct sales efforts have resulted in the signing of supply agreements with the state of Alaska, the Departments of Public Health of New York City and the District of Columbia, and the County of San Francisco. We have also secured a 5-year supply contract through the Veterans Administration authorizing direct sales to all branches of the U.S. Department of Defense, U.S. Public Health Service and the Federal Bureau of Prisons.  Finally, we renewed and expanded annual supply agreements for the needle-free Vial Adapter with several pharmaceutical manufacturers.

Selling to new customers in our target markets is often a lengthy process.  A new customer is typically adopting our products as a new technology. Accordingly, the purchase approval process usually involves a lengthy product evaluation process, including testing and approval by several individuals or committees within the potential customer’s organization and a thorough cost-benefit analysis.

The medical equipment market is highly competitive, and competition is likely to intensify.  Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe.  Leading suppliers of needle-syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.08 to $0.22 per unit.  Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.22 to $1.00 per unit.  The average price per injection with the B-2000 is approximately $0.65 to $1.25.

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

Bioject is on of the only companies whose product is cleared by the FDA that can give subcutaneous and intramuscular injections up to 1.0 mL.  Several companies are developing devices that  that will likely compete with our jet injection products for certain applications but to date none has obtained marketing regulatory clearance.

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

Patents and Proprietary Rights

We believe that the technology incorporated in our currently marketed Biojector® 2000  and Vitajet® devices and single-dose disposable plastic syringes, as well as the technology of products under development, give us significant advantages over both the manufacturers of competing needle-free jet injection systems and over prospective competitors seeking to develop similar systems. We attempt to protect our technology through a combination of patents, trade secrets and confidentiality agreements and practices.

We have three U.S. patents, which were issued with respect to jet injection technology and that were incorporated in earlier versions of our jet injection systems.  These patents expire from July 2007 to November 2008.

Patent Summary Table

Item	Issued	Pending	Total
U.S.A. Patents	27	15	42
Foreign Patents	9	20	29
Total	36	35	71

Trademark Summary Table

Item	Issued	Pending	Total
U.S.A. Trademarks	4	2	6
Foreign Trademarks	4	3	7
Total	8	5	13

Patent applications have been filed on matters specifically related to single use, disposable devices currently under development.  We generally file patent applications in the U.S., Canada, Europe and Japan at the times and under the circumstances that we deem filing to be appropriate in each of those jurisdictions. There can be no assurance that any patents applied for will be granted or that patents held by us will be valid or sufficiently broad to protect our technology or provide a significant competitive advantage.  We also rely on trade secrets and proprietary know-how that we seek to protect through confidentiality agreements with our employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or be developed independently by, competitors.  In addition, the laws of foreign countries may not protect our proprietary rights to our technology, including patent rights, to the same extent as the laws of the U.S.

We believe that we have independently developed our technology and attempt to assure that our products do not infringe on the proprietary rights of others.  However, if infringement of the proprietary rights of others is alleged and proved, there can be no assurance that we could obtain necessary licenses to that technology on terms and conditions that would not have an adverse affect.  We are not aware of any asserted claim that the Biojector® 2000, the Vitajet® or any product under development violates the proprietary rights of any third party.

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

We are developing the Iject™ System, a single or multi-use prefilled disposable injector for self injection, and pre-filled Biojector® syringes.  We plan to seek arrangements with pharmaceutical and biotechnology companies to package their medications in pre-filled Biojector® syringes. See “Research and Product Development.” Before pre-filled Iject™ or Biojector® syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties if stored in the pre-filled syringe.  It is current FDA policy that such pre-filled syringes are evaluated by the FDA as drugs rather than medical devices.  In order to market pre-filled syringes, pharmaceutical companies will be required to gain prior clearance from the FDA by means of a New or Amended Drug Application (“NDA”) or an Abbreviated New Drug

Application (“ANDA”).  An NDA is a complex submission required to establish that a drug will be safe and effective for its intended uses.  An ANDA is a less detailed process, which does not require, among other things, that the applicant provide complete reports of preclinical and clinical studies of safety and efficacy as are required for NDAs.  Assuming that the drugs used in the pre-filled syringes have previously been approved by the FDA for injection, we believe that the FDA will likely require ANDAs, rather than NDAs, to be submitted.  We believe that if a drug intended to be used in one of our pre-filled syringes was already the subject of an approved NDA or an ANDA for intramuscular or subcutaneous injection, then the main issues affecting clearance for use in the pre-filled syringe would be: i) the ability of the syringe to store the drug; ii) the ability of the manufacturer to assure the drug’s stability until used; and iii) the ability to demonstrate that the syringe will safely deliver the proper dose.

The FDA also regulates our quality control and manufacturing procedures. The FDA requires us and our contract manufacturers to demonstrate compliance with current Good Manufacturing Practices (“GMP”) Regulations. These regulations require, among other things, that: i) the manufacturing process be regulated and controlled by the use of written procedures; and ii) the ability to produce devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.  GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping.  The FDA’s interpretation and enforcement of these requirements has been increasingly strict and will likely continue to be at least as strict in the future.  Failure to adhere to GMP requirements would cause the products produced by us to be considered in violation of the FFDCA and subject to enforcement action.  The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, and by subjecting their manufacturing facilities to periodic FDA inspections. If the inspector observes conditions that violate the requirements, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise, the manufacturer may face potential regulatory action, which may include physical recall of the product from the marketplace.

Our manufacturing facility was inspected by the FDA for compliance with Good Manufacturing Practices in July 2002, with no violations indicated.

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

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products.  We use clinical, magnetic resonance imaging, high speed photography and tissue studies to determine the reliability and performance of new and existing products.  As of December 31, 2002, our research and product development staff, including clinical and regulatory staff members, consisted of 18 employees and one outside contractor.  Research and development expense totaled $2.8 million, $2.8 million and $2.1 million for the nine-month transition period ended December 31, 2002 and the years ended March 31, 2002 and 2001, respectively.

A primary focus of our research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, we believe our devices are being used in more than 16 clinical research projects both within and outside of the United States, approximately 12 of which are DNA-based. These research projects are being conducted by companies leading the development of DNA-based medications as well as by the leading universities and governmental institutions conducting research in this area. There can be no assurance that further clinical studies will prove conclusively that Bioject’s technology is more effective in delivering DNA-based medications than alternative delivery systems that are currently available or that may be developed in the future.

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

A primary focus of our product development efforts is on developing a new generation of personal injectors (the “Iject™”) that are being designed to be smaller, disposable and lightweight. We anticipate producing a family of Iject™ devices, each specially customized for the delivery of specific injected drugs and vaccines, which could be licensed to pharmaceutical and biotechnology companies for many different non-competing products.

The Iject™ is ergonomic and aesthetic, and is easily adapted for intradermal injections.  These devices will target the growing market for patients administering their own injections in the home. Benefits of the Iject™ are:  (i) single use, (ii) fully disposable (iii) requires minimal patient interaction, (iv) ready to use and (v) safe.

The Iject-R™ is designed to be a durable injection device capable of giving multiple injections using pre-filled disposable syringes and a single-use disposable gas power source. This economical, convenient and easy to use device is designed for the home use market, where frequent injections are required.

We are also focusing product development efforts on developing the Iject™ pre-filled disposable and the Iject-R™ pre-filled reusable and on other needle-free injectors presently being developed.  When the pre-filled technology is perfected, we intend to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications, pre-packaged in Iject™ syringes, for use in either the Iject™ or the Iject-R™.  We intend to outsource the sterile fill of the Iject™ syringes to a contract filler.  Purchasing Iject™ syringes already filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector® syringe. Before pre-filled syringes may be distributed for use in the U.S., pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner.  This process could be lengthy.  In addition, the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector® pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See “Governmental Regulation.”

Manufacturing

We assemble the Biojector® 2000, the Vitajet®, the cool.click™, the SeroJet™ and related syringes from components purchased from outside suppliers.  There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for our products.  Further, while we believe that we continue to maintain supplier relationships that will provide a sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required for us to operate efficiently and profitably.

Employees

As of December 31, 2002, we had 73 full-time employees, with 18 employees engaged in research and product development, three in business development, two in sales and marketing, two in technical product support, 41 in manufacturing (six contract manufacturing workers), and 13 in administration. We engage a limited number of part-time consultants who assist with research and development and sales and marketing activities.  As of December 31, 2002, we had two consultants and three per diem nurses on contract.  None of our employees are represented by a labor union.

Product Liability

We believe that our products reliably inject medications both subcutaneously and intramuscularly  when used in accordance with product guidelines.  Our current insurance  policies provide coverage at least equal to an aggregate of $11 million with respect to certain product liability claims.  We have experienced one product liability claim to date, and did not incur a significant liability.  There can be no assurance, however, that we will not become subject to more such claims, that our current insurance would cover such claims, or that insurance will continue to be available to us in the future. Our business may be adversely affected by product liability claims.

Factors That May Affect Our Business and Our Common Stock

If our products are not accepted by the market, our business could fail.   Our success will depend on market acceptance of our needle-free injection drug delivery systems, the Biojector® 2000 system and the Vitajet® system and on market acceptance of other products under development.  If our products do not achieve market acceptance, our business could fail. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe.  Use of the Biojector® 2000 system for intramuscular and subcutaneous injections eliminates the risk associated with needle syringes; however, the cost per injection is significantly higher.  The Biojector® 2000, the Iject™ system, the Vitajet® system or any of our products under development may be unable to compete successfully with needle-syringes. A previous needle-free injection system manufactured by us did not achieve market acceptance and is no longer being marketed.

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

Several agreements, including those with Hoffman La Roche Pharmaceuticals, Merck & Co. and Amgen, have been canceled prior to completion.  These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy.

We may be unable to enter into future licensing or supply agreements with major pharmaceutical or biotechnology companies.  Even if we enter into these agreements, they may not result in sustainable long-term revenues which, when combined with revenues from product sales, could be sufficient for us to operate profitably.

We have a history of losses and may never be profitable.   Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow.  At December 31, 2002, we had an accumulated deficit of $81.0 million.  Of that amount, $68.0 million of the accumulated deficit relates to losses incurred in the needle-free segment of our operations.  Approximately $13 million of the accumulated deficit relates to losses from our operations to develop the blood glucose monitoring technology, which was discontinued and sold to a third party in fiscal 2000.  We may never be profitable, which could have a negative effect on our stock price.  Historically, our revenues have been derived primarily from licensing and technology fees and from limited product sales.  The product sales were principally sales to dealers in order to stock their inventories and to Homecare Management Inc., a company that we no longer sell to.  More recently, we have sold our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations.  We have not attained profitability at these sales levels.  We may never be able to generate significant revenues or achieve profitability.

We have reduced our sales force and may be unable to penetrate targeted market segments.    In late fiscal 1998 and early fiscal 1999, we dramatically reduced our direct product sales force from one national and five district sales managers.  We currently have one national sales manager who is focused on specifically targeted market segments. This reduced sales force may not have sufficient resources to adequately penetrate one or more of the targeted market segments. Further, if the sales force is successful in penetrating one or more of the targeted market segments, we are unable to assure that our products will be accepted in those segments or that product acceptance will result in product revenues which, together with revenues from corporate licensing and supply agreements, will be sufficient for us to operate profitably.

We have limited manufacturing experience, and may be unable to produce our products at the unit costs necessary for the products to be competitive in the market, which could cause our financial condition to suffer.    We have limited experience manufacturing our products in commercially viable quantities. We have increased our production capacity for the Biojector® 2000 system and the Vitajet® product line through automation of, and changes in, production methods, in order to achieve savings through higher volumes of production.  If we are unable to achieve these savings, our results of operations and financial condition could suffer. The current cost per injection of the Biojector® 2000 system and Vitajet® product line is substantially higher than that of traditional needle-syringes, our principal competition.  A key element of our business strategy has been to reduce the overall manufacturing cost through automating production and packaging. There can be no assurance that we will achieve sales and manufacturing volumes necessary to realize cost savings from volume production at levels necessary to result in significant unit manufacturing cost reductions. Failure to do so will continue to make competing with needle-syringes on the basis of cost very difficult and will adversely affect our financial condition and results of operations. We may be unable to successfully manufacture devices at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect our financial condition and results of operations.

We are subject to extensive government regulation and must continue to comply with these regulations or our business could suffer.    Our products and manufacturing operations are subject to extensive government regulation in both the U.S. and abroad. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”).  In 1987, we received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. Although the Biojector® 2000 system incorporates changes from the system with respect to which our 1987 510(k) marketing clearance was received and expands its intended use, we made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device.  Accordingly, we further concluded that the 1987 510(k) clearance permitted us to market the Biojector® 2000 system in the U.S. In June 1994, we received clearance from the FDA under 510(k) to market a version of our Biojector® 2000 system in a configuration targeted at high volume injection applications.  In October 1996, we received 510(k) clearance for a needle-free disposable Vial Adapter device.  In March 1997, we received additional 510(k) clearance for certain enhancements to our Biojector® 2000 system. In June 2000, we received 510(k) clearance for the cool.click™, a modified Vitajet®.  In March 2001, we received 510(k) clearance for the SeroJet™, also a modified Vitajet®.  In April 2001, we received 510(k) clearance to market a reconstitution kit and Vial Adapter. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission.

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

FDA regulatory processes are time consuming and expensive. Product applications submitted by us may not be cleared or approved by the FDA. In addition, our products must be manufactured in compliance with Good Manufacturing Practices, as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions, and civil or criminal penalties.

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

We are highly dependent on our key employees, and our business could suffer if they were to leave.   Our success depends on the retention of our executive officers, Mr. James O’Shea, Mr. John Gandolfo, Mr. Michael Temple,  and other key officers and employees. Competition exists for qualified personnel and our success will depend, in part, on attracting and retaining qualified personnel. Failure in these efforts could have a material adverse effect on our business, financial condition or results of operations.

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock.    The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. The shares of our common stock currently outstanding will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale. We have registered approximately 12.0 million shares for resale on Form S-3 registration statements, including approximately 1.2 million shares issuable upon exercise of warrants and 2.7 million shares issuable upon conversion of preferred stock held by Elan Pharmaceutical Investments, Ltd. In addition, we have 2,373,574 shares of common stock reserved for future issuance under our stock option plan. As of December 31, 2002, options to purchase approximately 2.3 million shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

Our stock price may be highly volatile, which increases the risk of securities litigation.    The market for our common stock and for the securities of other early-stage, small market-capitalization companies has been highly volatile in recent years. This increases the risk of securities litigation relating to such volatility. We believe that factors such as quarter-to-quarter fluctuations in financial results, reduction in the number of outstanding shares due to the 1999 reverse stock split, new product introductions by us or our competition, public announcements, changing regulatory environments, sales of common stock by certain existing shareholders, substantial product orders and announcement of licensing or product supply agreements with major pharmaceutical or biotechnology companies could contribute to the volatility of the price of our common stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

Item 2.   PROPERTIES

Our principal manufacturing and support facilities are located in Portland, Oregon in approximately 23,000 square feet of leased office and manufacturing space.  The lease, which expires March 31, 2004, has a five-year renewal option. The monthly minimum lease obligation for this facility is approximately $17,500.  This facility includes our sales and certain administration offices, research and engineering facilities and manufacturing facilities.  The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area.

Our executive and certain other offices are located in a 5,000 square foot facility in New Jersey, which is owned by us.

We also lease additional warehouse space, totaling approximately 5,000 square feet, for finished goods storage and shipments to customers.  This lease, which expires in September 2004, has a five-year renewal option, and minimum monthly lease obligations totaling $2,300.

We believe that our current facilities will be sufficient to support our anticipated manufacturing operations and other needs for the next three years.  We believe that, if necessary, we will be able to obtain alternative facilities at rates and under terms comparable to those of the current leases.

Item 3.   LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any litigation that could have a material adverse affect on our financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq SmallCap Market under the symbol “BJCT.”   The following  table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2002.

Year Ended December 31, 2001	High	Low
Quarter 1	$11.19	6.88
Quarter 2	14.90	8.30
Quarter 3	13.30	8.80
Quarter 4	14.62	9.76

Transition Period Ended December 31, 2002	High	Low
Quarter 1	$13.30	3.84
Quarter 2	4.78	3.10
Quarter 3	4.00	1.70
Quarter 4	2.93	1.90

As of March 19, 2003, there were 1,138 shareholders of record and approximately 6,820 beneficial shareholders.

We have not declared any dividends during our history and have no intention of declaring a dividend in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes equity securities authorized for issuance as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,341,624	$6.45	97,969

Equity compensation plans not approved by shareholders (2)	78,000	$5.90	0
Total	2,419,624	$6.43	97,969

(1)          Represents 31,950 shares of common stock available for issuance under the Company’s 1992 Stock Incentive Plan and 66,019 shares of common stock available for purchase under the Company’s 2000 Employee Stock Purchase Plan.  Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or nonstatutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of the Company or any parent or subsidiary.

(2)          The Company has issued warrants to purchase an aggregate of 78,000 shares of common stock to various non-employee consultants.  The warrants are fully exercisable and have grant dates ranging from February 1998 to May 2002, terms ranging from three years to five years and exercise prices ranging from $2.80 to $10.34.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below for the four fiscal years ended March 31, 2002 and the nine-month periods ended December 31, 2002 and 2001 have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	For the nine months ended December 31,		For the year ended March 31,
	2002(1)	2001(1)	2002	2001	2000	1999
Consolidated Statement of Operations Data		(unaudited)
Revenue	$4,304	$2,710	$5,219	$2,033	$1,280	$2,697
Operating expenses	10,272	7,962	12,309	7,754	5,726	5,471
Loss from continuing operations allocable to common shareholders	(5,465)	(6,727)	(8,491)	(6,025)	(5,484)	(4,064)
Income (loss) from discontinued operations allocable to common shareholders	—	—	—	—	2,403	(3,012)
Net loss allocable to common shareholders	(5,465)	(6,727)	(8,491)	(6,025)	(3,081)	(7,076)
Basic and diluted loss per common share from continuing operations	(0.52)	(0.71)	(0.87)	(0.82)	(0.94)	(0.72)
Basic and diluted loss per common share from discontinued operations	—	—	—	—	(0.08)	(0.53)
Basic and diluted income per common share from sale of discontinued operations	—	—	—	—	0.49	—
Basic and diluted loss per common share	(0.52)	(0.71)	(0.87)	(0.82)	(0.53)	(1.25)
Shares used in per common share calculations	10,596	9,533	9,778	7,339	5,834	5,663

	December 31,			March 31,
	2002	2001		2002	2001	2000	1999
Consolidated Balance Sheet Data		(unaudited	)
Working capital	$18,313	$17,253		$13,414	$12,871	$6,931	$3,038
Total assets	28,234	36,058		33,469	17,989	9,814	8,591
Long-term lease payable	26	11		6	16	—	—
Shareholders’ equity	26,867	33,545		31,966	16,674	8,837	5,748

(1) Includes only nine months of operations data due to the change in our fiscal year during 2002 to a fiscal year ending December 31 from a fiscal year ending March 31.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop needle-free injection systems that improve the way patients take medications and vaccines.

We changed our fiscal year end from March 31 to December 31.  The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto prepared in accordance with U.S. GAAP contained elsewhere in this Form 10-K. The following discussion and analysis explains trends in our financial condition and results of operations for the nine months ended December 31, 2002 and unaudited nine months ended December 31, 2001, and the years ended March 31, 2002 and March 31, 2001.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical industry.  In the current fiscal year, we focused, and we will continue to focus, our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In the current fiscal year, our clinical research efforts were, and will continue to be, aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 16 institutions.

In the current fiscal year, our other research and development efforts were, and will continue to be, primarily focused on the development of the smaller, lighter Iject™, and the Iject-R™, as well as product improvements to existing devices and development of products for our strategic partners.  The Iject-R™ is designed with a durable injection device capable of giving up to multiple injections up to 1.0 mL and to be used with pre-filled disposables syringes.  This economical, convenient and easy to use device is designed for the home use market where frequent injections are required.

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

We did not report net income from operations in 2002 and we do not expect to report net income from operations in 2003.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

Due to the fiscal year end change to December 31, the fiscal year ended December 31, 2002 is comprised of only nine months. In order to provide a more meaningful comparison and discussion of trends in revenues and expenses, the consolidated financial data for the nine-month periods ended December 31, 2002 and December 31, 2001 are presented in the following table and the results of these two periods are used in the discussion thereafter.

	Nine Months Ended December 31, 2002	Nine Months Ended December 31, 2001
		(Unaudited)
Revenue:
Net sales of products	$2,971,407	$2,112,779
Licensing and technology fees	1,332,194	597,675
	4,303,601	2,710,454
Operating expenses:
Manufacturing	3,558,532	2,957,686
Research and development	2,842,127	1,807,035
Selling, general and administrative	3,871,139	3,197,331
Total operating expenses	10,271,798	7,962,052
Operating loss	(5,968,197)	(5,251,598)

Interest income	504,911	1,044,156
Other expense	(2,185)	—
	502,726	1,044,156
Loss before preferred stock dividend	(5,465,471)	(4,207,442)
Preferred stock dividend	—	(2,519,407)
Net loss allocable to common shareholders	$(5,465,471)	$(6,726,849)

Basic and diluted net loss per common share	$(0.52)	$(0.71)

Shares used in per share calculations	10,595,613	9,532,913

Product sales increased to $3.0 million for the nine month period ended December 31, 2002, compared to $2.1 million for the same period of 2001.  Product sales in the nine months ended December 31, 2002 and 2001 were primarily sales of our B2000 gas-powered product line and the spring-powered product line which includes the cool.click™, which is sold to Serono for use with Saizen®, Serono’s pediatric human growth hormone.  In addition, the 2002 period sales also included $581,000 of Vial Adapter sales compared to $143,000 in the 2001 period.  In addition to selling in the U.S., in September 2002, Serono began selling Saizen® for administration with the cool.click™ worldwide.

License and technology revenues increased to $1.3 million for the nine month period ended December 31, 2002, compared to $598,000 for the same period in 2001.  The increase for the nine months ended December 31, 2002 is due primarily to licensing and technology development fees received from Merial during the period.  We received license fees or technology development fees from Serono, Alkermes and Elan during the 2002 period and are currently receiving license and/or development fees from Serono and Merial.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. We are currently utilizing our manufacturing space at approximately 25 percent of capacity.   Manufacturing expense increased to $3.6 million for the nine month period ended December 31, 2002, compared to $3.0 million for the comparable period of 2001.  We experienced increased costs in the nine month period ended December 31, 2002 due to a 60% increase in unit sales volumes, which was partially offset by lower unit costs for the product mix sold.

Research and development expense was $2.8 million for the nine month period ended December 31, 2002, compared to $1.8 million, for the comparable period of 2001.  Increases in research and development expense in the nine month period ended December 31, 2002 compared to the same period of 2001 related to increased payroll and related expenses and expenses associated with research collaborations, the development of the Iject™ disposable product, the Iject-R™ reusable product, development of Vetjet™ for Merial and various other new product developments.

Selling, general and administrative expenses increased to $3.9 million for the nine month period ended December 31, 2002, compared to $3.2 million for the comparable period of 2001.  Approximately $223,000 of the increase in 2002 resulted from non-cash charges relating to the issuance of common stock, stock options and warrants for consulting services and the issuance of restricted stock to each current non-employee director in lieu of cash compensation.  The remaining increase was primarily attributable to increases in payroll and related expenses and professional fees.

Interest income decreased to $505,000 for the nine month period ended December 31, 2002, compared to $1.0 million for the comparable period of 2001 as a result of lower interest rates and lower average cash and investment balances.  We did not raise any capital during the nine months ended December 31, 2002 and therefore have been utilizing our existing cash and investment balances for operations.

Preferred dividends of $2.5 million in the nine month period ended December 31, 2001 include a $1.7 million non-cash charge related to the changes made to the rights of the outstanding Series A Preferred Stock held by Elan.  In connection with the agreement, dividend charges ceased on a prospective basis, beginning with the quarter ended March 31, 2002.

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001

Product sales were $3.2 million in the year ended March 31, 2002 (“fiscal 2002”) and $1.4 million in the year ended March 31, 2001 (“fiscal 2001”).  Product sales in fiscal 2002 were primarily sales of our B-2000 gas-powered product line and the spring-powered product line which includes the cool.click™, which is sold to Serono for use with Saizen®, Serono’s pediatric human growth hormone.  Product sales in fiscal 2001 consisted primarily of sales of the B-2000 to public health and flu immunization clinics.  The increase in product sales in fiscal 2002 is primarily due to sales of our cool.click™ and SeroJet™ to Serono.  Serono uses the cool.click™ for administering Saizen® recombinant human growth hormone and uses the SeroJet™ for AIDS wasting applications.

License and development fees were $2.0 million in fiscal 2002 and $658,000 in fiscal 2001.  The increase in fiscal 2002 compared to fiscal 2001 is due to the signing of several license and technology development agreements in fiscal 2002.  We recognized revenue from licensing fees received from Serono during each quarter of fiscal 2002 and, beginning in the third quarter of fiscal 2002, we also received license fees and/or technology development fees from Alkermes, Elan and Amgen.  We received a non-refundable development fee of $1.0 million in the third quarter of fiscal 2002 from Amgen, which was to be recognized over the term of our agreement with them.  However, in the fourth quarter of fiscal 2002, Amgen terminated its license and development agreement and, accordingly, we recognized the entire $1.0 million in the fourth quarter of fiscal 2002.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.  Manufacturing expense was $4.7 million in fiscal 2002 and $2.8 million in fiscal 2001. We experienced increased costs in fiscal 2002 compared to fiscal 2001 due to an increase in manufacturing personnel and unit sales volumes.  In addition, in the third quarter of fiscal 2002, we incurred one-time costs associated with the start-up of production of the SeroJet™, which will be used by Serono for AIDS wasting applications.  Included in fiscal 2001 is $379,000 related to the disposal of specialized fixed assets no longer being utilized.

Research and development expense was $2.8 million in fiscal 2002 and $2.1 million in fiscal 2001.  The increase in fiscal 2002 compared to fiscal 2001 is primarily due to increased payroll and related expenses and travel expenses associated with research collaborations and the development of the Iject™ disposable,  the Iject™ II disposable, the intradermal Iject™ II and various other new product developments and improvements.

Selling, general and administrative expense was $4.8 million in fiscal 2002 and $2.9 million in fiscal 2001.  Approximately $496,000 of the increase in fiscal 2002 compared to fiscal 2001 resulted from non-cash charges related primarily to the issuance of common stock, stock options and warrants for consulting services and the issuance of restricted stock to each current non-employee director in lieu of cash compensation.  The remaining increase is primarily attributable to increases in payroll and related expenses, travel, recruiting and professional fees.  We hired two new executive officers, an Executive Vice President, General Manager and a Chief Financial Officer, in the second and third quarters of fiscal 2002, respectively, which contributed to the overall increase in salaries and related expenses in the second half of fiscal 2002.

Interest income was $1.2 million in fiscal 2002 and $849,000 in fiscal 2001.  The increase in fiscal 2002 compared to fiscal 2001 is due to higher cash balances, partially offset by lower interest rates.

Preferred dividends of $2.5 million in fiscal 2002 include a non-cash charge of $1.7 million in fiscal 2002 related to the required accounting for changes made to the rights of the outstanding Series A Preferred Stock held by Elan.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products.  Net proceeds received from issuance of securities from inception through December 31, 2002 totaled approximately $108 million.  We believe that our cash and investment balances are adequate to fund our operations and capital needs for at least the next three years.

Total cash, cash equivalents and short and long-term marketable securities at December 31, 2002 were $22.4 million compared to $27.0 million at March 31, 2002.  Working capital at December 31, 2002 was $18.3 million compared to $13.4 million at March 31, 2002.

The decrease in cash, cash equivalents and short and long-term marketable securities during the nine-month period ended December 31, 2002 resulted primarily from $3.7 million used in operations, $838,000 used for capital expenditures, $134,000 used for other investing activities, primarily patent applications, offset in part by $143,000 received from the sale of common stock.

Net accounts receivable decreased to $562,000 at December 31, 2002 from $1.7 million at March 31, 2002 due primarily to the timing of payments received from Serono.  Included in the balance at December 31, 2002, was $398,000 due from Serono, all of which is current.

Receivable from related party, current and long-term, totaling $148,000 at December 31, 2002 relates to a three-year, non-interest bearing loan to our Chief Executive Officer, related to his relocation assistance from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains Bioject’s Chief Executive Officer.

Capital expenditures totaled $873,000, including a $35,000 capital lease, in the nine month period ended December 31, 2002, primarily for the purchase of production molds for manufacturing, production automation for sterile fill of our Iject™ disposable product, certain testing equipment and office equipment for the New Jersey office.  We anticipate spending up to $2.0 million in 2003 for certain molds and production automation for sterile fill of our Iject™ disposable product and our Vial Adpapter product.

Accounts payable decreased to $470,000 at December 31, 2002 from $615,000 at March 31, 2002 due primarily to the timing of payments made and decreased inventory purchases.

Deferred revenue totaled $319,000 at December 31, 2002 compared to $386,000 at March 31, 2002.  The balance at December 31, 2002 represents amounts received from Serono.

2003 FINANCIAL OUTLOOK

For the twelve months ending December 31, 2003, we currently estimate revenues of $8.0 million to $9.5 million and a net loss in the range of $5.4 million, or $0.50 per share, to $6.2 million, or $0.58 per share.  This compares to revenues of $6.8 million and a net loss of $7.2 million, or $0.68 per share, for the twelve months ended December 31, 2002.  The 2003 estimates are based upon projected revenues from existing customers and anticipated revenues from potential new partners, which agreements we feel are likely to close during 2003.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 11. of Notes to Consolidated Financial Statements included under Part II, Item 8. of this Annual Report on Form 10-K.

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

•                  inventory reserves; and

•                  long-lived asset impairment.

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (EITF) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit.  Our accounting policy is consistent with EITF 00-21.  Should agreements be terminated prior to completion or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis.  Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements.  At December 31, 2002, deferred revenues totaled $319,000 and include amounts received from Serono.

Inventory Reserves

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors.  All inventories are reviewed annually to determine if inventory carrying costs exceed market selling prices and  if certain components have become obsolete. We record reserves for inventory based on the above factors and, at December 31, 2002, they totaled $1.2 million.  If  circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

We regularly evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, but at least annually, utilizing an un-discounted cash flow analysis.  Based on this analysis, we did not recognize an impairment on our long-lived assets during the nine months ended December 31, 2002.  If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

FORWARD LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets, generally heightened prospects for the adoption and use of needle-free technology and our estimated 2003 revenue and net loss contained under the heading 2003 Financial Outlook. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, such risks as those set forth in “Factors that may affect our business and our common stock,” the risk that our products, including the cool.click™ or the SeroJet™, will not be accepted by the market, the risk that we will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements, the fact that our business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our business.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made.  We assume no obligation to update forward-looking statements if conditions or management’s estimates or opinions should change, even if new information becomes available or other events occur in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2002, our investment portfolio included marketable corporate debt securities of $6.0 million and federal government debt securities of $7.5 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on the following page.

Independent Auditors’ Report

The Board of Directors and Shareholders
Bioject Medical Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. and subsidiaries (an Oregon corporation) as of December 31, 2002 and March 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the nine months ended December 31, 2002 and the year ended March 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Bioject Medical Technologies, Inc. for the year ended March 31, 2001 were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated April 27, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies, Inc. and subsidiaries as of December 31, 2002 and March 31, 2002, and the results of their operations and their cash flows for the nine months ended December 31, 2002 and the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
February 7, 2003

THIS REPORT IS A CONFORMED COPY

OF THE REPORT PREVIOUSLY ISSUED BY

ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

Independent Auditors’ Report

To the Board of Directors and Shareholders of Bioject Medical Technologies Inc:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended March 31, 2001 of Bioject Medical Technologies Inc. (an Oregon corporation) and subsidiaries. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bioject Medical Technologies Inc. and subsidiaries for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP

Portland, Oregon
April 27, 2001

Risk Relating To Arthur Andersen LLP’S Lack Of Consent

Arthur Andersen LLP were the independent accountants for Bioject Medical Technologies, Inc. until May 16, 2002.  Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements of Bioject Medical Technologies, Inc. appearing in this Transition Report on Form 10-K into registration statements filed by Bioject Medical Technologies, Inc. with the Securities and Exchange Commission and currently effective under the Securities Act of 1933, and we have dispensed with the requirement to file their consent in reliance upon rule 437a under the Securities Act of 1933.  Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated Balance sheets

	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,895,687	$7,612,766
Short-term marketable securities	8,404,090	3,593,060
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $14,000	561,940	1,666,969
Receivable from related party, current portion	74,025	50,000
Inventories, net	1,302,776	1,460,913
Other current assets	163,548	225,438
Total current assets	19,402,066	14,609,146

Long-term marketable securities	5,077,043	15,751,774
Receivable from related party	74,025	100,000

Property and equipment, net of accumulated depreciation of $3,706,027 and $3,416,333	2,897,968	2,314,586
Other assets, net	782,804	693,925
Total assets	$28,233,906	$33,469,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470,321	$614,856
Accrued payroll	438,766	353,662
Other accrued liabilities	113,034	143,168
Deferred revenue	67,140	83,808
Total current liabilities	1,089,261	1,195,494

Long-term liabilities:
Long-term lease payable	26,125	5,519
Deferred revenue	251,792	302,399

Commitments (Note 9)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible – 952,738 shares at December 31, 2002 and March 31, 2002, $15 stated value	17,149,000	17,149,000
Series C Convertible – 391,830 shares at December 31, 2002 and March 31, 2002, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,644,887 and 10,572,435 shares at December 31, 2002 and March 31, 2002	88,355,898	87,989,718
Accumulated deficit	(81,038,170)	(75,572,699)
Total shareholders’ equity	26,866,728	31,966,019
Total liabilities and shareholders’ equity	$28,233,906	$33,469,431

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

consolidated statements of operations

	For the nine month transition period ended December 31,	For the year ended March 31,
	2002	2002	2001

Revenue:
Net sales of products	$2,971,407	$3,235,122	$1,375,367
Licensing and technology fees	1,332,194	1,983,623	657,658
	4,303,601	5,218,745	2,033,025

Operating expenses:
Manufacturing	3,558,532	4,718,202	2,768,581
Research and development	2,842,127	2,830,966	2,083,493
Selling, general and administrative	3,871,139	4,759,395	2,901,920
Total operating expenses	10,271,798	12,308,563	7,753,994
Operating loss	(5,968,197)	(7,089,818)	(5,720,969)

Interest income	504,911	1,211,633	849,390
Other expense	(2,185)	(93,014)	(4,947)
	502,726	1,118,619	844,443
Loss before income taxes	(5,465,471)	(5,971,199)	(4,876,526)
Provision for income taxes	—	—	—
Net loss	(5,465,471)	(5,971,199)	(4,876,526)
Preferred stock dividend	—	(2,519,407)	(1,148,060)
Net loss allocable to common shareholders	$(5,465,471)	$(8,490,606)	$(6,024,586)

Basic and diluted net loss per common share	$(0.52)	$(0.87)	$(0.82)

Shares used in per share calculations	10,595,613	9,777,801	7,338,832

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

Consolidated statements of shareholders’ equity

	Preferred Stock				Common Stock			Total Shareholders’ Equity
	Series A		Series C		Accumulated Shares	Amount	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2000	692,694	$12,305,533	391,830	$2,400,000	6,305,671	$55,188,623	$(61,057,507)	$8,836,649
Issuance of common stock pursuant to warrant exercises	—	—	—	—	317,076	1,973,113	—	1,973,113

Issuance of common stock pursuant to stock option exercises	—	—	—	—	25,590	96,774	—	96,774
Compensation expense related to stock option grants	—	—	—	—	—	24,030	—	24,030
Issuance of common stock in exchange for services	—	—	—	—	63,411	297,492	—	297,492
Issuance of common stock and warrants in a private placement in July and August 2000, net of offering costs	—	—	—	—	1,433,225	10,322,671	—	10,322,671

Preferred stock dividend	—	1,148,060	—	—	—	—	—	1,148,060
Net loss allocable to common shareholders	—	—	—	—	—	—	(6,024,586)	(6,024,586)
Balance at March 31, 2001	692,694	13,453,593	391,830	2,400,000	8,144,973	67,902,703	(67,082,093)	16,674,203
Issuance of common stock pursuant to warrant exercises	—	—	—	—	341,331	2,436,118	—	2,436,118
Issuance of common stock pursuant to stock option exercises	—	—	—	—	42,506	242,971	—	242,971
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	24,625	131,968	—	131,968
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	39,000	496,360	—	496,360
Issuance of common stock and warrants in a private placement in May and June 2001, net of offering costs	—	—	—	—	1,630,000	14,575,585	—	14,575,585
Issuance of common stock and warrants in a private placement in December 2001, net of offering costs	—	—	—	—	350,000	3,380,013	—	3,380,013
Modification to terms of Elan’s Series A Preferred Stock and common stock warrants	—	2,857,930	—	—	—	(1,176,000)	—	1,681,930
Preferred stock dividend	260,044	837,477	—	—	—	—	—	837,477
Net loss allocable to common shareholders	—	—	—	—	—	—	(8,490,606)	(8,490,606)
Balance at March 31, 2002	952,738	17,149,000	391,830	2,400,000	10,572,435	87,989,718	(75,572,699)	31,966,019
Issuance of common stock pursuant to stock option exercises	—	—	—	—	44	179	—	179
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	72,408	143,135	—	143,135
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	—	222,866	—	222,866
Net loss allocable to common shareholders	—	—	—	—	—	—	(5,465,471)	(5,465,471)
Balance at December 31, 2002	952,738	$17,149,000	391,830	$2,400,000	10,644,887	$88,355,898	$(81,038,170)	$26,866,728

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

cONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended December 31, 2002

		For the year ended March 31,
		2002	2001
Cash flows from operating activities:
Net loss allocable to common shareholders	$(5,465,471)	$(8,490,606)	$(6,024,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to stock options, warrants and common stock	222,866	60,080	24,030
Contributed capital for services	—	459,466	297,492
Other non-cash loss, net	—	88,878	384,312
Depreciation and amortization	335,192	397,491	623,402
Amortization of related party receivable	74,025	—	—
Preferred stock dividends	—	2,519,407	1,148,060
Changes in operating assets and liabilities:
Accounts receivable	1,105,029	(1,227,160)	(313,175)
Inventories	158,137	(441,312)	(186,185)
Other current assets	61,890	(75,979)	(80,868)
Related party receivable	(72,075)	(150,000)	—
Accounts payable	(148,209)	290,950	118,706
Accrued payroll	85,104	82,516	(38,014)
Other accrued liabilities	(30,134)	(92,095)	(141,903)
Deferred revenue	(67,275)	(82,722)	372,202
Net cash used in operating activities	(3,740,921)	(6,661,086)	(3,816,527)

Cash flows from investing activities:
Purchase of marketable securities	(4,500,000)	(19,496,797)	(16,406,023)
Maturity of marketable securities	10,363,701	8,954,658	7,603,328
Purchase of related party property	—	(601,000)	—
Proceeds from sale of related party property	—	507,986	—
Capital expenditures	(838,081)	(1,953,023)	(298,755)
Proceeds from sale of capital equipment	—	1,391	9,357
Other assets	(134,377)	(127,331)	(108,097)
Net cash provided by (used in) investing activities	4,891,243	(12,714,116)	(9,200,190)

Cash flows from financing activities:
Payments made on capital lease obligations	(10,715)	(10,045)	(4,821)
Cash proceeds from the sale of common stock	143,314	20,743,469	12,392,558
Net cash provided by financing activities	132,599	20,733,424	12,387,737

Increase (decrease) in cash and cash equivalents	1,282,921	1,358,222	(628,980)

Cash and cash equivalents:
Beginning of period	7,612,766	6,254,544	6,883,524
End of period	$8,895,687	$7,612,766	$6,254,544

Supplemental disclosure of cash flow information:
Equipment sold in exchange for note receivable	$—	$—	$27,000
Equipment purchased with capital lease	34,995	—	30,980
Equipment received in exchange for forgiveness of note	—	20,000	—
Note receivable forgiven in exchange for property received	—	15,864	—
Modification to terms of Elan’s Series A Preferred Stock and common stock warrants	—	2,857,930	—

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

The Company commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free drug delivery systems. Since its formation, the Company has been engaged principally in organizational, financing, research and development, and marketing activities.  Since its inception, the Company has incurred operating losses and, at December 31, 2002, had an accumulated deficit of approximately $81.0 million.  The Company’s revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from product sales of the B-2000 and spring-powered Vitajet® devices and syringes.

Change in Fiscal Year

During 2002, the Company changed its fiscal year from a March 31 year end to a December 31 year end.

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

The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the Company’s products, our ability to attain volume-related and automation-related manufacturing efficiencies and the impact of inflation on the Company’s manufacturing and other operating costs.  There can be no assurance that the Company will achieve sufficient cost reductions or sell its products at prices or in volumes sufficient to achieve profitability or offset increases in its costs should they occur.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.  The Company had $8.9 million and $7.6 million of cash equivalents as of December 31, 2002 and March 31, 2002, respectively. Marketable securities consist primarily of government and corporate debt instruments, which are classified as “held to maturity.”  See Note 4.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	December 31, 2002	March 31, 2002
Raw materials and components	$616,800	$917,009
Work in process	53,460	776
Finished goods	632,516	543,128
	$1,302,776	$1,460,913

Property and Equipment

For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Buildings	40 years
Furniture and Fixtures	5 years
Machinery and Equipment	7 years
Computer Equipment	3 years
Production Molds	5 years

Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

Other Assets

Other assets primarily include costs incurred in the patent application process, totaling $1.0 million and $903,000 at December 31, 2002 and March 31, 2002, respectively.  These costs are amortized on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years.  Accumulated amortization totaled $348,000 and $307,000 at December 31, 2002 and March 31, 2002, respectively.  Amortization expense related to the patents was $41,000, $47,000 and $40,000, for the nine months ended December 31, 2002 and the years ended March 31, 2002 and 2001, respectively.

Accounting for Long-Lived Assets

The Company accounts for and reviews its long-lived assets, including its patents and other identifiable intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis.  The Company did not recognize an impairment on its long-lived assets during the nine months ended December 31, 2002 or the years zended March 31, 2002 and 2001.

Revenue Recognition

Product Sales

The Company records revenue from sales of its products upon delivery, which is when title and risk of loss have passed to the customer.  In the nine months ended December 31, 2002, one customer accounted for 59% of net product sales.  In the year ended March 31, 2002, one customer accounted for 65% of net product sales. In the year ended March 31, 2001, two customers accounted for 25% and 12%, respectively, of net product sales.  At December 31, 2002 and March 31, 2002, accounts receivable from one customer accounted for 71% and 66% of total accounts receivable, respectively.

License and  Development Fees

In accordance with Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (EITF) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit.  The Company’s accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion or the Company’s estimates of percentage of completion be incorrect, the Company could have unanticipated fluctuations in its revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on the Company’s balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2002, deferred revenues totaled $319,000 and include amounts received from Serono.

Current significant licensing and technology development agreements are summarized as follows:

Serono

In December 1999, Bioject and Serono Laboratories, Inc. (“Serono”), the U.S. affiliate of Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, announced an exclusive license agreement in the U.S. and Canada to deliver Serono’s, Saizen® recombinant human growth hormone with a customized version of Bioject’s Vitajet® needle-free delivery system, the cool.click™.  In connection with the agreement, Serono paid a license fee to Bioject and signed a definitive supply agreement that commenced upon FDA clearance.  No technology development fees were required under the agreement.  The license fee is being recognized over the term of the agreement.

During the third quarter of the fiscal year ended March 31, 2001, the Company amended its agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone using the cool.click™.   In addition, Serono was given exclusive worldwide rights to use a customized version of the Vitajet®, the SeroJet™, for AIDS wasting applications.  In exchange for the exclusive worldwide licenses, the Company received licensing fees, which are being recognized over the term of the agreement.

Alkermes, Inc.

In October 2001, the Company signed a license and technology development agreement with Alkermes, Inc. to develop up to three undisclosed drug compounds as proprietary products using the Iject™ needle-free drug delivery system.  The agreement originally provided for $3.5 million in development fees to be paid beginning in the third quarter of the fiscal year ended March 31, 2002. The agreement was amended in August 2002 to defer progress payments for the remaining $3.4 million in development fees to the second quarter of 2003. The development fees are being recognized as revenue on the percentage of completion method over the development period.  Revenue recognized is limited to cash payments received to date and receivable for milestones achieved.   Any additional drugs will have separately negotiated terms.

Merial

In August 2002, the Company entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system the Vetjet™, which is currently in development.  Merial will initially focus on delivery of vaccines to food-production animals.  The agreement provides for monthly payments to Bioject for product development, with additional payments at key product development and regulatory milestones.  Revenue will be recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved.  The Company will also receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector system.  Any additional indications or drugs will have separately negotiated terms.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, " Accounting for Income Taxes."  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.

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

Product Warranty

The Company has a one-year warranty policy for defective products with options to purchase extended warranties for additional years for its B-2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™.  The Company reviews its accrued warranty on a quarterly basis utilizing recent return rates and sales levels.  The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities.  The accrued warranty was $30,847 and $7,310 at December 31, 2002 and March 31, 2002, respectively.

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Nine Months Ended December 31, 2002

		Year Ended March 31,
		2002	2001
Stock options and warrants	3,540,159	3,073,133	2,498,516
Convertible preferred stock	2,689,136	2,689,136	2,600,152
Total	6,229,295	5,762,269	5,098,668

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting.  The Company has elected to continue to account for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements.  The Company adopted SFAS No. 148 in December 2002.  The Company has elected to account for its stock-based compensation plans (which are described in Note 8) under APB No. 25.  The Company has computed, for pro forma disclosure purposes, the impact on net loss and net loss per share if the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123 as follows:

(In thousands, except per share amounts)	Nine Months Ended December 31, 2002

		Year Ended March 31,
		2002	2001
Net loss, as reported	$(5,465)	$(8,491)	$(6,025)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards not previously included in net loss	(3,385)	(3,372)	(1,487)
Net loss, pro forma	$(8,850)	$(11,863)	$(7,512)
Basic and diluted net loss per share:
As reported	$(0.52)	$(0.87)	$(0.82)
Pro forma	$(0.84)	$(1.21)	$(1.02)

The above determination of pro forma expense has been calculated consistent with SFAS No. 123, which does not take into consideration limitations on exercisability and transferability imposed by the Company’s Plan. Further, the valuation model is heavily weighted to stock price volatility, even with a declining stock price, which tends to increase the calculated value.  No stock-based employee compensation is included in net loss for any of the periods presented since all of the options were granted at the fair market value of the Company’s common stock on the date of grant.

The Company used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

	Nine Months Ended December 31, 2002

		Year Ended March 31,
		2002	2001
Risk-free interest rate	3.0%	4.0%	6.0%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	3 years	3 years
Volatility	114%	122%	116%

The total fair value of options granted during the nine months ended December 31, 2002 and the years ended March 31, 2002 and 2001 totaled $1.2 million, $5.9 million and $2.3 million, respectively, and is amortized on a pro forma basis over the vesting period of the options. The average per share fair value of options granted in the nine months ended December 31, 2002 and the years ended March 31, 2002 and 2001 was $1.70, $6.19 and $6.88, respectively.  Options generally vest equally over three years.

3.   AGREEMENTS WITH ELAN CORPORATION:

In June 1999, the Company sold its blood glucose monitoring technology company, Marathon Medical Technologies Inc., which it owned with Elan. The terms of the sale provide for the Company to receive a royalty on net sales of future products, if any, which may be developed in the future from the licensed technology. The agreement calls for a royalty of three percent of net sales until the Company has received total royalty payments of $10 million. The agreement then calls for a royalty of one percent of net sales thereafter.  The Company has not received any royalties under this agreement and there can be no assurance that any future products will be successfully developed from the blood glucose monitoring technology or that such products, if developed, will be commercially successful.

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

•                  to eliminate provisions that required the mandatory conversion of all outstanding shares of Series A Preferred Stock on October 15, 2004; and

•                  to dismiss the lawsuit it had filed to enforce its Series A redemption rights.

In connection with the termination of the Series K warrant and the changes to the Series A Preferred Stock, the Company recorded an additional preferred dividend charge of  $1.7 million in the third quarter of the year ended March 31, 2002, which resulted in total preferred dividends in that quarter of $1.9 million.  The preferred dividend charge reflects a non-cash, accounting adjustment required under generally accepted accounting principles to record the fair market value of the Series A Preferred Stock after giving effect to modifications of the terms under the Elan agreement.

4.   MARKETABLE SECURITIES:

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115).  Accordingly, the held to maturity securities are recorded at amortized cost adjusted for the amortization of premiums or discounts. Certain information regarding the Company’s marketable securities is as follows:

Held to Maturity	December 31, 2002	March 31, 2002
Fair Market Value	$13,533,132	$19,098,338
Amortized Cost:
Federal Government	$7,488,157	$11,940,315
Corporate	5,992,976	7,404,519
Total	$13,481,133	$19,344,834
Maturity Information:
Less than one year	$8,404,090	$3,593,060
One to three years	5,077,043	15,751,774
Total	$13,481,133	$19,344,834

5.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31, 2002	March 31, 2002
Land and building	$1,409,016	$—
Machinery and equipment	2,916,614	2,371,239
Production molds	1,435,430	1,296,065
Furniture and fixtures	385,139	199,188
Leasehold improvements	95,213	95,604
Assets in process	362,583	1,768,823
	6,603,995	5,730,919
Less - accumulated depreciation	(3,706,027)	(3,416,333)
	$2,897,968	$2,314,586

6.   401(K) RETIREMENT BENEFIT PLAN:

The Company has a 401(k) Retirement Benefit Plan for its employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k).  The Company matches 50% of employee contributions up to 6% of salary with Company common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock.  Currently, participant’s are not allowed to sell the Company’s common stock held in their account until their participation in the 401(k) plan is terminated.  Based on changing legislation, the Company is considering allowing for sales of the Company common stock in the future. For the nine months ended December 31, 2002 and the years ended March 31, 2002 and 2001, the Company recorded an expense of $81,000, $55,000 and $39,000, respectively, related to employer matches under the 401(k) Plan. The Board of Directors has reserved up to 60,000 shares of common stock for these voluntary employer matches, of which 48,490 shares have been issued and an additional 37,851 shares were committed to be issued at December 31, 2002.  The Board of Directors intends to approve additional shares under this plan prior to the issuance of the 37,851 shares.

7.   INCOME TAXES:

The Company had the following deferred tax assets and liabilities:

	December 31, 2002	March 31, 2002
Inventory reserves	$441,746	$453,718
Deferred revenue	121,194	146,759
Other accrued liabilities	96,011	87,047
Depreciation and amortization	(253,612)	(150,360)
Net operating loss carryforwards and credits	31,056,362	28,972,327
Total deferred tax assets	31,461,701	29,509,491
Less valuation allowance	(31,461,701)	(29,509,491)
Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to the Company’s historical operating losses. The net change in the valuation allowance for deferred tax assets was an increase of $1,952,210 and $800,00 for the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively, mainly due to the increase in net operating loss carry forwards. As of December 31, 2002, the Company had net operating loss carry forwards of approximately $79.9 million available to reduce future federal and state taxable income, which expire in 2003 through 2022. Approximately $1.1 million of the Company’s carry forwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of the Company’s carry forwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

8.   SHAREHOLDERS’ EQUITY:

Shareholder Rights Plan

On July 1, 2002, Bioject adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt.  To implement the agreement, Bioject issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on July 19, 2002.

Each right initially entitles shareholders to purchase a fractional share of Bioject’s preferred stock for $50.00.  However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of Bioject’s common stock (or 20% in the case of Mazama Capital Management, Inc.), all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for shares of Bioject having a value of twice the right’s then-current exercise price.

Preferred Stock

The Company has authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors.  At December 31, 2002, the Company had preferred stock authorized and outstanding as follows (see also Note 3):

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

The Series A Stock has preference in liquidation to the common stock of the Company.  A total of 952,738 shares of Series A Stock were outstanding at December 31, 2002, which are convertible, at any time upon Elan’s election, on a 2-for-1 basis into a total of 1,905,476 shares of the Company’s common stock.

Series C Convertible Preferred Stock

The Company’s Series C Convertible Preferred Stock (“Series C Stock”) is also held by Elan.  The Series C Stock has preference in liquidation to the common stock of the Company.  A total of 391,830 shares of Series C Stock were outstanding at December 31, 2002, which are convertible, at any time upon Elan’s election, on a 2-for-1 basis into a total of 783,660 shares of the Company’s common stock.

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

Common Stock Issued in Connection with Recent Private Placements

Date	Number of Shares Issued	Average Price Per Share	Net Proceeds to the Company
December 2001	350,000	$11.00	$3.4 million
May - June 2001	1,630,000	10.00	14.6 million
July - August 2000	1,433,225	7.76	10.3 million
	3,413,225		$28.3 million

Restricted Common Stock Grants

In December 2000, the Company authorized a one-time grant of restricted stock to all current non-employee directors.  Each of the seven directors received 3,500 shares of common stock, which vested 50% on December 7, 2001 and 50% on December 7, 2002. The Company recorded deferred compensation of $145,000 related to the restricted stock grants, which was charged against income over 24 months from date of grant.  At December 31, 2002, such common stock was no longer restricted and the entire $145,000 had been recognized.

Stock Plans

1992 Stock Incentive Plan

Options may be granted to directors, officers and employees of the Company by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of the Company’s common stock at prices and vesting as determined by a committee of the Board.  A total of up to 2,700,000 shares of the Company’s common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended.  At December 31, 2002, the Company had options covering 31,950 shares of its common stock available for grant and a total of 2,373,574 shares of common stock reserved for issuance.  Stock option activity is summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, March 31, 2000	733,087	$6.29
Options granted	338,550	9.38
Options exercised	(25,590)	3.78
Options cancelled or expired	(22,806)	11.02
Balances, March 31, 2001	1,023,241	7.27
Options granted	927,993	8.58
Options exercised	(42,506)	5.72
Options cancelled or expired	(115,178)	10.93
Balances, March 31, 2002	1,793,550	7.75
Options granted	594,015	2.48
Options exercised	(44)	4.07
Options cancelled or expired	(45,897)	5.97
Balances, December 31, 2002	2,341,624	$6.45

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.90 – 3.45	742,580	5.99	$2.52	268,967	$3.26
3.51 – 5.69	658,029	4.86	4.37	175,162	4.06
6.25 – 10.98	385,949	4.63	9.70	172,007	9.35
11.05 – 13.88	555,066	5.49	11.91	250,003	12.05
$1.90 – 13.88	2,341,624	5.32	$6.45	866,139	$7.17

At March 31, 2002 and 2001, 636,115 and 462,870 options, respectively, were exercisable at weighted average exercise prices of $6.16 per share and $4.88 per share, respectively.

Employee Stock Purchase Plan

In the year ended March 31, 2001, the Board of Directors and shareholders of the Company approved the 2000 Employee Stock Purchase Plan (the “ESPP”) and the reservation of 150,000 shares of common stock thereunder.  The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Board of Directors.  The purchase price for shares purchased under the ESPP is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period.  During the nine months ended December 31, 2002 and the year ended March 31, 2002, 63,330 and 20,651 shares, respectively, were purchased under the ESPP at an average price of $2.26 and $5.27 per share, respectively.   There were no purchases under the ESPP in the year ended March 31, 2001.

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price	Amount
Balances, March 31, 2000	1,678,974	$2.80 - 12.50	$13,494,744
Warrants issued in connection with equity transactions, expiring July 2005	143,323	7.78 - 8.44	1,125,076
Warrants issued for services, expiring November 2003	10,000	6.45	64,500
Warrants exercised	(317,076)	5.00 - 10.00	(1,973,113)
Warrants cancelled or expired	(39,947)	9.84 - 10.00	(398,971)
Balances, March 31, 2001	1,475,274	2.80 - 12.50	12,312,236
Warrants issued in connection with equity transactions, expiring 2006	470,640	11.00 - 13.50	5,348,493
Warrants issued for services, expiring May and November 2004	20,000	6.45	129,000
Warrants issued for services, expiring August 2006	5,000	10.34	51,700
Warrants terminated in connection with modifications to the Elan agreement	(350,000)	12.50	(4,375,000)
Warrant exercised by Elan	(252,666)	7.50	(1,894,995)
Other warrants exercised	(88,665)	4.14 - 11.00	(541,123)
Balances, March 31, 2002	1,279,583	2.80-13.50	11,030,311
Warrants issued for services, expiring May 2005	15,000	4.85	72,750
Warrants cancelled or expired	(96,048)	5.00 - 5.50	(508,270)
Balances, December 31, 2002	1,198,535	$2.80-13.50	$10,594,791

9.   COMMITMENTS:

Leases

Bioject has operating leases for its manufacturing, sales and administrative facilities, which expire in March 2004 and for its warehouse facilities, which expire in September 2004, both with options to renew for an additional five-year term. Bioject also leases office equipment under operating leases for periods up to five years. The Company also leases certain equipment under capital leases. At December 31, 2002, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2003	$241,877	$17,532
2004	78,105	9,132
2005	4,140	9,132
2006	1,380	9,132
2007	—	3,805
Thereafter	—	—
Total minimum lease payments	$325,502	$48,733
Less amounts representing interest		(8,341)
Present value of future minimum lease payments		$40,392

Lease expense for the nine months ended December 31, 2002 and the years ended March 31, 2002 and 2001 totaled $188,000, $241,000 and $231,000, respectively.

10.  RELATED PARTY TRANSACTIONS:

The Company has loaned $222,000 to Mr. James O’Shea, its Chief Executive Officer, in order to assist Mr. O’Shea with his relocation from Oregon to New Jersey.  The note is non-interest bearing and is being forgiven in $74,000 increments in each of January 2003, 2004 and 2005, so long as Mr. O’Shea remains the Company’s Chief Executive Officer.

In October 2001, the Company committed to purchase Mr. O’Shea’s residence in Oregon for $601,000 if not sold by January 1, 2002.  The Company purchased the residence in January 2002 and sold it in March 2002 for $541,000, recognizing a loss, including real estate fees, of $93,000 on the sale.

11.  NEW ACCOUNTING PRONOUNCEMENTS:

Asset Retirements and Impairment or Disposal of Long Lived Assets

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues.  The provisions of SFAS Nos. 143 and 144 were adopted April 1, 2002 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Accounting for Costs Associated with Exit or Disposal Activities

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

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. We do not expect the application of the provisions of EITF No. 00-21 to have a material effect on our financial position, results of operations or cash flows.

12.  UNAUDITED TRANSITIONAL PERIOD OPERATING RESULTS:

The following statement of operations data is included for informational purposes only and is unaudited.

Nine Months Ended December 31,	2001
Revenue:
Net sales of products	$2,112,779
Licensing and technology fees	597,675
Total revenues	2,710,454
Operating expenses:
Manufacturing	2,957,686
Research and development	1,807,035
Selling, general and administrative	3,197,331
Total operating expenses	7,962,052
Operating loss	(5,251,598)
Interest income	1,044,156
Loss before preferred stock dividend	(4,207,442)
Preferred stock dividend	(2,519,407)
Net loss allocable to common shareholders	$(6,726,849)
Basic and diluted net loss per common share	$(0.71)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected unaudited quarterly financial data for each of the seven quarters in the transition period ended December 31, 2002 and the year ended March 31, 2002 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter
Year Ended March 31, 2002
Revenue	$620	$1,095	$995	$2,509
Operating expenses	1,980	2,812	3,171	4,346
Net loss (1)	(1,410)	(1,554)	(3,763)	(1,764)
Basic and diluted net loss per share	(0.16)	(0.16)	(0.38)	(0.17)

Transition Period Ended December 31, 2002
Revenue	$1,046	$1,163	$2,095	n/a
Operating expenses	3,079	3,250	3,943	n/a
Net loss	(1,798)	(1,922)	(1,745)	n/a
Basic and diluted net loss per share	(0.17)	(0.18)	(0.16)	n/a

(1)                                  Net loss in the third quarter of the year ended March 31, 2002 includes an additional non-cash preferred dividend charge of $1.7 million related to modifications made to the Company’s outstanding Series A Preferred Stock.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE

On May 10, 2002,  the Audit Committee of our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP.  Arthur Andersen LLP’s report on our financial statements for the fiscal year ended March 31, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the two most recent fiscal years and during the subsequent interim period through the date of dismissal, May 10, 2002, there were not any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

We have been unable to obtain the consent of Arthur Andersen LLP, our former independent public accountants, as to the incorporation by reference of their report for our fiscal year ended March 31, 2001 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Transition Report on Form 10-K in reliance upon Rule 437a of the Securities Act of 1933.  Because we have not been able to obtain Arthur Andersen LLP’s consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2003 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our  transition period pursuant to Regulation 14A.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of either KPMG LLP or Arthur Andersen LLP, are included on the pages indicated below:

Report of KPMG LLP

Report of Arthur Andersen LLP

Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002

Consolidated Statements of Operations for the nine month transition period ended December 31, 2002 and the years ended March 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the nine month transition period ended December 31, 2002 and the years ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows for the nine month transition period ended December 31, 2002 and the years ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements

There are no schedules required to be filed herewith.

Reports on Form 8-K

The Company filed one report one Form 8-K, pursuant to Item 8. Change in Fiscal Year, during the quarter ended December 31, 2002.  On October 11, 2002, Bioject Medical Technologies Inc. determined to change its fiscal year end from March 31 to December 31 and the report on Form 8-K was filed on October 24, 2002.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended March 31, 2001.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended December 31, 2000.

10.1	Employment Agreement with James C. O’Shea dated October 3, 1995.Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1995.

10.2

Amended Employment Agreement between Bioject Inc. and Joseph Michael Redmond dated February 8, 2000.  Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended March 31, 2000.

10.3	Executive Employment Agreement between Bioject Inc. and Christopher Pugh dated April 3, 2002.

10.4	Executive Employment Agreement between Bioject Inc. and Eric Mishkin, Ph.D. dated April 8, 2002.

10.5	Restated 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2000.

10.6

Lease Agreement dated September 10, 1996 between Bridgeport Woods Business Park and Bioject Inc. for the Portland, Oregon facility.Incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 1996.

10.6.1	First Amendment dated November 20, 1997 to Lease Agreement dated September 10, 1996 by and between Bridgeport Woods Business Park, LLC and Bioject, Inc.

10.6.2

Second Amendment dated April 22, 2002 to Lease Agreement dated September 10, 1996 by and between Bridgeport Woods Business Park, LLC and Bioject, Inc.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit No.	Description
10.7

Lease Extension Agreement dated June 5, 2002, by and between Earl J. Itel and Lois Itel Trust and Bioject, Inc. for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.8

Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and John Gandolfo.  Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2002.

10.9

Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and Michael A. Temple.  Incorporated by reference to the Company's Form 10-K for the year ended March 31, 2002.

10.10	Form of Series “J” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.

10.11	Form of Series “N” Common Stock Purchase Warrant.Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.

10.12	Form of Series “O” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.

10.13	Form of Series “P” Common Stock Purchase Warrant, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.14	Form of Series “R” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.

10.15

Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.41 to the Company’s Form 8-K filed October 31, 1997.

10.16

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

10.17.1

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

10.19	Form of Series “S” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.19.1	Form of Registration Rights Agreement for Series “S” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.20	Form of Series “T” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.20.1	Form of Registration Rights Agreement for Series “T” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.21	Form of Series “U” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.21.1	Form of Registration Rights Agreement for Series “U” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.22	Form of Series “V” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.22.1	Form of Registration Rights Agreement for Series “V” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.23	Form of Series “W” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.23.1	Form of Registration Rights Agreement for Series “W” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

10.24	Form of Series “X” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.

Exhibit No.	Description
10.25	Form of Series “Y” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.

10.26	Form of Series “Z” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.

10.27

Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and Leerink Swann & Company dated December 2001. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.

10.28	Form of Series “AA-1” Common Stock Purchase Warrant.

10.29

Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock.  Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K dated July 2, 2002.

10.29.1

First Amendment dated October 8, 2002 to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company.  Incorporated by reference to our registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

16	Letter re change in certifying accountant. Incorporated by reference to the Company’s Form 8-K/A-3 dated May 10, 2002.

21	List of Subsidiaries. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.

23	Consent of KPMG LLP

99.1	Certification of James C. O’Shea Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of John Gandolfo Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2003:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/ JAMES C. O’SHEA
James C. O’Shea
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 24, 2003.

SIGNATURE	TITLE

/s/ JAMES C. O’SHEA	Chairman of the Board, President and Chief Executive Officer
James C. O’Shea	(Principal Executive Officer)

/s/ JOHN GANDOLFO	Chief Financial Officer
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ SANDRA PANEM	Director
Sandra Panem

/s/ GRACE K. FEY	Director
Grace K. Fey

/s/ EDWARD L. FLYNN	Director
Edward L. Flynn

/s/ WILLIAM A. GOUVEIA	Director
William A. Gouveia

/s/ ERIC T. HERFINDAL	Director
Eric T. Herfindal

/s/ RICHARD PLESTINA	Director
Richard Plestina

/s/ JOHN RUEDY, M.D.	Director
John Ruedy, M.D.

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, James C. O’Shea, certify that:

1.               I have reviewed this transition report on Form 10-K of Bioject Medical Technologies Inc.;

2.               Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.               Based on my knowledge, the financial statements and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)              presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ James C. O’Shea
James C. O’Shea
Chairman, Chief Executive Officer and President
Bioject Medical Technologies Inc.

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John Gandolfo, certify that:

1.               I have reviewed this transition report on Form 10-K of Bioject Medical Technologies Inc.;

2.               Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.               Based on my knowledge, the financial statements and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c)              presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ John Gandolfo
John Gandolfo
Chief Financial Officer and Vice President of Finance
Bioject Medical Technologies Inc.