Form 10-Q
period 2003-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2003-05-09
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Somerville Road, Route 202 North, Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	10,688,388
(Class)	(Outstanding at May 7, 2003)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,272,463	$8,895,687
Short-term marketable securities	3,437,483	8,404,090
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $2,500	409,677	561,940
Receivable from related party, current portion	74,025	74,025
Inventories, net	1,692,861	1,302,776
Other current assets	177,569	163,548
Total current assets	19,064,078	19,402,066

Long-term marketable securities	3,486,203	5,077,043
Receivable from related party	55,519	74,025
Property and equipment, net of accumulated depreciation of $3,817,341 and $3,706,027	3,119,547	2,897,968
Other assets, net	820,855	782,804
Total assets	$26,546,202	$28,233,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,998	$470,321
Accrued payroll	478,347	438,766
Other accrued liabilities	81,918	113,034
Deferred revenue	67,140	67,140
Total current liabilities	1,243,403	1,089,261

Long-term liabilities:
Long-term lease payable	24,524	26,125
Deferred revenue	534,736	251,792

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 952,738 shares at March 31, 2003 and December 31, 2002, $15 stated value	17,149,000	17,149,000
Series C Convertible - 391,830 shares at March 31, 2003 and December 31, 2002, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,676,100 and 10,644,887 shares at March 31, 2003 and December 31, 2002	88,447,813	88,355,898
Accumulated deficit	(83,253,274)	(81,038,170)
Total shareholders’ equity	24,743,539	26,866,728
Total liabilities and shareholders’ equity	$26,546,202	$28,233,906

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002

Revenue:
Net sales of products	$783,697	$1,122,343
License and technology fees	316,785	1,385,948
	1,100,482	2,508,291

Operating expenses:
Manufacturing	928,997	1,760,516
Research and development	1,139,896	1,023,931
Selling, general and administrative	1,336,675	1,562,064
Total operating expenses	3,405,568	4,346,511
Operating loss	(2,305,086)	(1,838,220)

Interest income	90,773	167,477
Other loss	(791)	(93,014)
	89,982	74,463
Net loss allocable to common shareholders	$(2,215,104)	$(1,763,757)

Basic and diluted net loss per common share	$(0.21)	$(0.17)

Shares used in per share calculations	10,648,355	10,532,116

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss allocable to common shareholders	$(2,215,104)	$(1,763,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses related to stock options, warrants and common stock	25,607	43,493
Contributed capital for services	66,308	164,837
Other non-cash loss, net	—	88,878
Depreciation and amortization	127,814	109,224
Forgiveness of related party receivable	18,506	—
Changes in operating assets and liabilities:
Accounts receivable	152,263	(1,127,109)
Inventories	(390,085)	383,608
Other current assets	(14,021)	197,028
Related party receivable	—	(150,000)
Accounts payable	148,238	119,097
Accrued payroll	39,581	41,543
Other accrued liabilities	(31,116)	(170,801)
Deferred revenue	282,944	(996,173)
Net cash used in operating activities	(1,789,065)	(3,060,132)

Cash flows from investing activities:
Purchase of marketable securities	—	(7,755,727)
Maturity of marketable securities	6,557,447	6,122,950
Purchase of related party property	—	(601,000)
Proceeds from sale of related party property	—	507,986
Capital expenditures	(332,893)	(86,898)
Other assets	(54,551)	(29,312)
Net cash provided by (used in) investing activities	6,170,003	(1,842,001)

Cash flows from financing activities:
Payments made on capital lease obligations	(4,162)	(2,585)
Costs associated with sale of common stock	—	(23,948)
Net cash used in financing activities	(4,162)	(26,533)

Increase (decrease) in cash and cash equivalents	4,376,776	(4,928,666)

Cash and cash equivalents:
Beginning of period	8,895,687	12,541,432
End of period	$13,272,463	$7,612,766

Supplemental disclosure of cash flow information:
Equipment received in exchange for forgiveness of note	$—	$20,000
Note receivable forgiven in exchange for property received	—	15,864

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three month periods ended March 31, 2003 and 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from Bioject Medical Technologies Inc.’s 2002 Transition Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2002 Transition Report on Form 10-K.  The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner, which approximates the first-in, first-out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials and components	808,915	$616,800
Work in process	5,182	53,460
Finished goods	878,764	632,516
	$1,692,861	$1,302,776

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2003	2002
Stock options and warrants	3,547,091	3,073,133
Convertible preferred stock	2,689,136	2,689,136
Total	6,236,227	5,762,269

Note 4. Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which we adopted in December 2002, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Three Months Ended March 31,	2003	2002
Net loss, as reported	$(2,215,104)	$(1,763,757)
Add - Stock-based employee compensation expense included in reported net loss	25,607	43,493
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(589,228)	(843,058)
Net loss, pro forma	$(2,778,725)	$(2,563,322)
Basic and diluted net loss per share:
As reported	$(0.21)	$(0.17)
Pro forma	$(0.26)	$(0.24)

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2003	2002
Risk-free interest rate	3.0%	4.0%
Expected dividend yield	0%	0%
Expected lives	5 years	3 years
Expected volatility	114%	122%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology.  Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, such risks as the risk that our products, including the cool.click™ or the SeroJet™, will not be accepted by the market, the risk that we will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements, the fact that our business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our business. Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2002, for further discussions of factors which could affect future results.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical industry.  In 2003, we will continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2003, our clinical research efforts will continue to be aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 16 institutions.

In 2003, our other research and development efforts will continue to be primarily focused on the development of the smaller, lighter Iject™, and the Iject-R™ (reusable), as well as product improvements to existing devices and development of products for our strategic partners.  The Iject-R™ is designed with a durable injection device capable of giving multiple injections up to 1.0 mL and is to be used with pre-filled disposables syringes.  This economical, convenient and easy to use device is designed for the home use market where frequent injections are required.

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

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Product sales decreased to $784,000 in the first quarter 2003 from $1.1 million in the first quarter of 2002, due in part to the timing of shipments to Serono.  We shipped a large order to Serono in early April 2003.  In addition, we did not have any sales of our SeroJet™ product in the first quarter of 2003 compared to $706,000 of SeroJet™ sales in the first quarter of 2002.

License and development fees decreased to $317,000 in the first quarter of fiscal 2003 from $1.4 million in the first quarter of 2002. The $1.4 million in the first quarter of 2002 includes a $1.0 million non-refundable development fee received from Amgen in the quarter ended December 31, 2001, which was to be recognized over the term of the agreement with Amgen.  However, in the quarter ended March 31, 2002, Amgen terminated its license and development agreement and, accordingly, we recognized the entire $1.0 million in that quarter. We are currently recognizing revenues from licensing and/or development agreements with Serono and Merial.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. Manufacturing expense decreased to $929,000 in the first quarter of 2003 from $1.8 million in the first quarter of 2002.  The decreased manufacturing expense is due to $497,000 of costs related to inventory scrap and obsolescence in the first quarter of 2002 that were not incurred in the first quarter of 2003. The remaining expense decrease is the result of lower production and overhead costs due to lower sales in the first quarter of 2003 compared to the first quarter of 2002.

Research and development expense increased to $1.1 million in the first quarter of 2003 from $1.0 million in the first quarter of 2002.  Research and development expense in the first quarter of 2003 primarily relates to costs incurred in relation to the development of the Iject™, the Vetjet™ for Merial and for enhancements to the Vitajet™ spring-powered product.

Selling, general and administrative expenses decreased to $1.3 million in the first quarter of 2003 from $1.6 million in the first quarter of 2002.  The decrease is due to lower consulting and recruiting fees in the first quarter of 2003 compared to the first quarter of 2002 when we hired several senior executives.

Interest income decreased to $91,000 in the first quarter of 2003 compared to $167,000 in the first quarter of 2002 due primarily to lower interest rates and lower cash and investment balances in 2003 compared to 2002.  The lower cash and investment balances are due to the fact that we have not raised any capital since December 2001 and, therefore, have been utilizing existing cash and investment balances for operations.

Other loss of $93,000 in the first quarter of 2002 primarily relates to a loss on the purchase and sale of real estate associated with the relocation of our Chief Executive Officer from Portland, Oregon to New Jersey.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of stock options and warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products.  Net proceeds received from issuance of securities from inception through March 31, 2003 totaled approximately $108 million.

Total cash, cash equivalents and short and long-term marketable securities at March 31, 2003 were $20.2 million compared to $22.4 million at December 31, 2002.  Working capital at March 31, 2003 was $17.8 million compared to $18.3 million at December 31, 2002.

The decrease in cash, cash equivalents and short and long-term marketable securities during the quarter ended March 31, 2003 resulted primarily from $1.8 million used in operations, $333,000 used for capital expenditures and $55,000 used for other investing activities, primarily patent applications.

Net accounts receivable decreased to $410,000 at March 31, 2003 from $562,000 at December 31, 2002 due primarily to the timing of payments received from and shipments to Serono.  Included in the balance at March 31, 2003, was $127,000 due from Serono, all of which is current.

Receivable from related party, current and long-term, totaling $130,000 at March 31, 2003 relates to a three-year, non-interest bearing loan to our Chief Executive Officer, related to his relocation assistance from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains Bioject’s Chief Executive Officer.

Inventories increased to $1.7 million at March 31, 2003 compared to $1.3 million at December 31, 2002 due primarily to the timing of a cool.click™ order that was shipped to Serono in April 2003 and an order of B-2000 syringes that was also shipped in April 2003.

Capital expenditures totaled $333,000 in the first quarter of 2003, primarily for the purchase of production molds for manufacturing and production automation for sterile fill for our Iject™ disposable product and our Vial Adapter product.  We anticipate spending up to a total of $2.0 million in 2003 for these projects.

Accounts payable increased to $616,000 at March 31, 2003 from $470,000 at December 31, 2002 due primarily to inventory purchases and purchases related to capital expenditures late in the quarter.

Deferred revenue totaled $602,000 at March 31, 2003 compared to $319,000 at December 31, 2002.  The balance at March 31, 2003 represents amounts received from Serono and a refundable deposit received from a potential licensing partner.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 on January 1, 2003 did not have any effect on our financial position, results of operations or cash flows.

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

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (EITF) 00-21 “Accounting for Multiple Element Arrangements” requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit.  Our accounting policy is consistent with EITF 00-21.  Should agreements be terminated prior to completion or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis.  Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements.  The balance of $602,000 at March 31, 2003 represents amounts received from Serono and a refundable deposit received from a potential licensing partner.

Inventory Reserves

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors.  All inventories are reviewed annually to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record reserves for inventory based on the above factors and, at March 31, 2003, they totaled $1.2 million.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

We regularly evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, but at least annually, utilizing an un-discounted cash flow analysis.  Based on this analysis, we did not recognize an impairment on our long-lived assets during the three months ended March 31, 2003.  If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of March 31, 2003, our investment portfolio included cash, cash equivalents and marketable corporate debt securities of $5.8 million and federal government debt securities of $14.4 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003	BIOJECT MEDICAL TECHNOLOGIES INC.
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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ John Gandolfo
John Gandolfo
Chief Financial Officer and Vice President of Finance
Bioject Medical Technologies Inc.