Form 10-Q
period 2003-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2003-08-07
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

Yes ☒                                                             No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	10,743,750
(Class)	(Outstanding at August 4, 2003)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,148,174	$8,895,687
Short-term marketable securities	2,564,625	8,404,090
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $2,500	681,609	561,940
Receivable from related party, current portion	74,025	74,025
Inventories, net	1,588,613	1,302,776
Other current assets	324,788	163,548
Total current assets	16,381,834	19,402,066

Long-term marketable securities	3,414,277	5,077,043
Receivable from related party	37,012	74,025
Property and equipment, net of accumulated depreciation of $3,931,119 and $3,706,027	3,662,739	2,897,968
Other assets, net	855,344	782,804
Total assets	$24,351,206	$28,233,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$626,243	$470,321
Accrued payroll	555,490	438,766
Other accrued liabilities	84,228	113,034
Deferred revenue	67,140	67,140
Total current liabilities	1,333,101	1,089,261

Long-term liabilities:
Long-term lease payable	22,886	26,125
Deferred revenue	518,257	251,792

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 952,738 shares at June 30, 2003 and December 31, 2002, $15 stated value	17,149,000	17,149,000
Series C Convertible - 391,830 shares at June 30, 2003 and December 31, 2002, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,736,086 and 10,644,887 shares at June 30, 2003 and December 31, 2002	88,572,165	88,355,898
Accumulated deficit	(85,644,203)	(81,038,170)
Total shareholders’ equity	22,476,962	26,866,728
Total liabilities and shareholders’ equity	$24,351,206	$28,233,906

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Net sales of products	$1,155,634	$679,456	$1,939,331	$1,801,799
License and technology fees	263,869	366,122	580,654	1,752,070
	1,419,503	1,045,578	2,519,985	3,553,869

Operating expenses:
Manufacturing	1,191,164	1,069,863	2,120,161	2,830,379
Research and development	1,290,035	792,974	2,429,931	1,816,905
Selling, general and administrative	1,395,225	1,215,930	2,731,900	2,777,994
Total operating expenses	3,876,424	3,078,767	7,281,992	7,425,278
Operating loss	(2,456,921)	(2,033,189)	(4,762,007)	(3,871,409)

Interest income	66,785	235,562	157,558	403,039
Other loss	(793)	(204)	(1,584)	(93,218)
	65,992	235,358	155,974	309,821
Net loss allocable to common shareholders	$(2,390,929)	$(1,797,831)	$(4,606,033)	$(3,561,588)

Basic and diluted net loss per common share	$(0.22)	$(0.17)	$(0.43)	$(0.34)

Shares used in per share calculations	10,708,247	10,588,757	10,661,539	10,560,437

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss allocable to common shareholders	$(4,606,033)	$(3,561,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses related to stock options, warrants and common stock	39,845	57,730
Stock contributed to 401(k) Plan	92,825	55,023
Contributed capital for services	—	232,065
Other non-cash loss, net	—	88,878
Depreciation and amortization	258,092	216,824
Forgiveness of related party receivable	37,013	25,000
Changes in operating assets and liabilities:
Accounts receivable	(119,669)	(265,223)
Inventories	(285,837)	555,423
Other current assets	(161,240)	84,556
Related party receivable	—	(150,000)
Accounts payable	161,078	(142,117)
Accrued payroll	116,724	(200)
Other accrued liabilities	(28,806)	(211,606)
Deferred revenue	266,465	(1,029,917)
Net cash used in operating activities	(4,229,543)	(4,045,152)

Cash flows from investing activities:
Purchase of marketable securities	—	(7,755,727)
Maturity of marketable securities	7,502,231	7,164,255
Purchase of related party property	—	(601,000)
Proceeds from sale of related party property	—	507,986
Capital expenditures	(989,863)	(455,591)
Other assets	(105,540)	(78,222)
Net cash provided by (used in) investing activities	6,406,828	(1,218,299)

Cash flows from financing activities:
Payments made on capital lease obligations	(8,395)	(5,181)
Net proceeds from sale of common stock	83,597	37,147
Net cash provided by financing activities	75,202	31,966

Increase (decrease) in cash and cash equivalents	2,252,487	(5,231,485)

Cash and cash equivalents:
Beginning of period	8,895,687	12,541,432
End of period	$11,148,174	$7,309,947

Supplemental disclosure of cash flow information:
Equipment received in exchange for forgiveness of note	$—	$20,000
Note receivable forgiven in exchange for property received	—	15,864

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and six month periods ended June 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from Bioject Medical Technologies Inc.’s 2002 Transition Report on Form 10-K for the nine months ended December 31, 2002.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2002 Transition Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials and components	$733,557	$616,800
Work in process	6,480	53,460
Finished goods	848,576	632,516
	$1,588,613	$1,302,776

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2003	2002
Stock options and warrants	3,852,788	3,210,491
Convertible preferred stock	2,689,136	2,689,136
Total	6,541,924	5,899,627

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,390,929)	$(1,797,831)	$(4,606,033)	$(3,561,588)
Add - stock-based employee compensation expense included in reported net loss	14,238	136,488	39,845	57,730
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(658,620)	(1,128,333)	(1,247,848)	(1,849,140)
Net loss, pro forma	$(3,035,311)	$(2,789,676)	$(5,814,036)	$(5,352,998)
Basic and diluted net loss per share:
As reported	$(0.22)	$(0.17)	$(0.43)	$(0.34)
Pro forma	$(0.28)	$(0.26)	$(0.55)	$(0.50)

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Month Periods Ended June 30,	2003	2002
Risk-free interest rate	3.0%	3.0% - 4.0%
Expected dividend yield	0%	0%
Expected lives	5 years	3 - 5 years
Expected volatility	97% - 114%	114% - 122%

Note 5. Agreement with National Institutes of Health

In June 2003, we signed a subcontract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation – Frederick (SAIC). Under its contract with the National Cancer Institute, the federal government will utilize our Biojector® 2000 needle-free technology in HIV and Ebola clinical trials.  Pursuant to the subcontract, we will supply the government’s Vaccine Research Center, National Institute of Allergy and Infectious Diseases/National Institutes of Health with non-exclusive rights to utilize our B-2000 needle-free injection system for up to a 36-month period.  In addition, we will provide product, training, clinical and administrative support for the clinical trials.  We expect that under the subcontract we will be reimbursed by SAIC-Frederick, Inc. on a time and material basis between $250,000 and $1.0 million per year for product supplied and services performed.

Note 6. Amendment to 2000 Employee Stock Purchase Plan

In June 2003, our shareholders approved an amendment to our 2000 Employee Stock Purchase Plan to increase the total number of shares reserved for issuance thereunder from 150,000 to 450,000 shares.

Note 7. Amendment to 1992 Stock Incentive Plan

In June 2003, our shareholders approved an amendment to our 1992 Stock Incentive Plan to increase the total number of shares reserved for issuance thereunder from 2.7 million to 3.9 million shares.

Note 8. Subsequent Event – Capital Lease

In July 2003, we executed a $1.0 million, five year capital lease proposal with Fidelity Capital for the financing of certain manufacturing equipment. We anticipate monthly lease payments of approximately $20,000 once financing is completed.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries.  In 2003, we will continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2003, our clinical research efforts will continue to be aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 20 institutions.

In 2003, our other research and development efforts will continue to be primarily focused on the development of the smaller, lighter Iject™ and the Iject-R™ (reusable), as well as product improvements to existing devices and development of products for our strategic partners.  The Iject-R™ is designed with a durable injection device capable of giving multiple injections up to 1.0 mL and is to be used with pre-filled disposables syringes.  This economical, convenient and easy to use device is designed for the home use market where frequent injections are required.

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

Results of Operations

Product sales increased to $1.2 million and $1.9 million, respectively, in the three and six month periods ended June 30, 2003 from $679,000 and $1.8 million, respectively, in the comparable periods of 2002.  The increase in product sales in the second quarter of 2003 is primarily due to the shipment of a large order to Serono in April 2003 of the cool.click™ product and the sale of B-2000 product to the U.S. military.  These increases were partially offset by the absence of sales of our SeroJet™ product in the first six months of 2003 compared to $706,000 of SeroJet™ sales in the six month period ended June 30, 2002.

License and development fees decreased to $264,000 and $581,000, respectively, in the three and six month periods ended June 30, 2003 from $366,000 and $1.8 million, respectively, in the comparable periods of 2002. The $1.8 million in the six months ended June 30, 2002 includes a $1.0 million non-refundable development fee received from Amgen in the quarter ended December 31, 2001, which was to be recognized over the term of the agreement with Amgen.  However, in the quarter ended March 31, 2002, Amgen terminated its license and development agreement and, accordingly, we recognized the entire $1.0 million in that quarter. We are currently recognizing revenues from licensing and/or development agreements with Serono and Merial, whereas in the six month period ended June 30, 2002, we were also receiving fees from Amgen.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. Manufacturing expense was $1.2 million and $2.1 million, respectively, in the three and six month periods ended June 30, 2003 compared to $1.1 million and $2.8 million, respectively, in the comparable periods of 2002.  The decreased manufacturing expense in the six month period ended June 30, 2003 is primarily due to $497,000 of costs related to inventory scrap and obsolescence in the quarter ended March 31, 2002 that were not incurred in 2003. The increase in the second quarter of 2003 compared to the second quarter of 2002 is primarily due to increased sales volume.

Research and development expense increased to $1.3 million and $2.4 million, respectively, in the three and six month periods ended June 30, 2003 from $793,000 and $1.8 million, respectively, in the comparable periods of 2002.  Research and development expense in the first six months of 2003 primarily relates to costs incurred in relation to the development of the Iject™, the Vetjet™ for Merial and for enhancements to the Vitajet™ spring-powered product.

Selling, general and administrative expenses was $1.4 million and $2.7 million, respectively, in the three and six month periods ended June 30, 2003 compared to $1.2 million and $2.8 million, respectively, in the comparable periods of 2002. The increase in the second quarter of 2003 compared to the second quarter of 2002 is primarily due to increased payroll and payroll related expenses and recruiting and relocation expenses, which relate to our business development initiatives.  In addition, our annual report and proxy solicitation expenses were higher during the 2003 periods compared to the 2002 periods as a result of the change in our fiscal year end to December 31. For the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002, such increases were offset by decreases in consulting fees.

Interest income decreased to $67,000 and $158,000, respectively, in the three and six month periods ended June 30, 2003 compared to $236,000 and $403,000, respectively, in the comparable periods of 2002 due primarily to lower interest rates and lower cash and investment balances in 2003 compared to 2002.  The lower cash and investment balances are due to the fact that we have not raised any capital since December 2001 and, therefore, have been utilizing existing cash and investment balances for operations.

Other loss of $93,000 in the six month period ended June 30, 2002 primarily relates to a loss on the purchase and sale of real estate associated with the relocation of our Chief Executive Officer from Portland, Oregon to New Jersey.  There were no other significant items in the 2002 or 2003 periods.

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

Total cash, cash equivalents and short and long-term marketable securities at June 30, 2003 were $17.1 million compared to $22.4 million at December 31, 2002.  Working capital at June 30, 2003 was $15.0 million compared to $18.3 million at December 31, 2002.

The decrease in cash, cash equivalents and short and long-term marketable securities during the six months ended June 30, 2003 resulted primarily from $4.2 million used in operations, $990,000 used for capital expenditures and $106,000 used for other investing activities, primarily patent applications.

Net accounts receivable increased to $682,000 at June 30, 2003 from $562,000 at December 31, 2002 due primarily to the timing of payments received from and shipments to Serono and the U.S. military and licensing fees due from Merial.  Included in the balance at June 30, 2003, was $129,000 due from Serono, which is current, $203,000 due from the U.S. military, of which $172,000 was collected in July 2003, and $200,000 due from Merial, all of which was collected in July 2003.

Receivable from related party, current and long-term, totaling $111,000 at June 30, 2003 relates to a three-year, non-interest bearing loan to our Chief Executive Officer related to his relocation from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains our Chief Executive Officer.

Inventories increased to $1.6 million at June 30, 2003 compared to $1.3 million at December 31, 2002 due primarily to the timing of shipments of Vial Adapter product to be shipped in the third quarter.

Other current assets increased to $325,000 at June 30, 2003 compared to $164,000 at December 31, 2002 due to an increase in prepaid insurance and rent.

Capital expenditures totaled $990,000 in the first six months of 2003, primarily for the purchase of production molds for manufacturing and production automation for sterile fill for our Iject™ disposable product and our Vial Adapter product.  We anticipate spending up to a total of $2.0 million in 2003 for these projects.  In July 2003, we signed a $1.0 million capital lease proposal with Fidelity Capital for manufacturing equipment.

Accounts payable increased to $626,000 at June 30, 2003 from $470,000 at December 31, 2002 due primarily to inventory purchases and purchases related to capital expenditures late in the quarter.

Deferred revenue totaled $585,000 at June 30, 2003 compared to $319,000 at December 31, 2002.  The balance at June 30, 2003 represents amounts received from Serono pursuant to the terms of their license agreement and a non-refundable deposit received from a potential licensing partner.  See “Critical Accounting Policies – Revenue Recognition for Product Development and License Fee Revenues.”

NEW ACCOUNTING PRONOUNCEMENTS

Accounting For Derivative Instruments and Hedging Activities

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts.  In general, the amendments require contracts with comparable characteristics to be accounted for similarly.  In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  We do not utilize derivative or hedging instruments and, therefore, do not expect that the adoption of SFAS No. 149 will have a material effect on our financial position, results of operations or cash flows.

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

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity.  It requires financial instruments that fall within its scope to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003.  We do not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption will not have any effect on our financial position or results of operations.

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

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (EITF) 00-21 “Accounting for Multiple Element Arrangements” requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit.  Our accounting policy is consistent with EITF 00-21.  Should agreements be terminated prior to completion or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis.  Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements.  The balance of $585,000 at June 30, 2003 represents amounts received from Serono and a non-refundable deposit received from a potential licensing partner.

Inventory Reserves

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors.  All inventories are reviewed annually to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record reserves for inventory based on the above factors and, at June 30, 2003, they totaled $1.1 million.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

We regularly evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, but at least annually, utilizing an un-discounted cash flow analysis.  Based on this analysis, we did not recognize any impairment on our long-lived assets during the six months ended June 30, 2003.  If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of June 30, 2003, our investment portfolio included cash, cash equivalents and marketable corporate debt securities of $4.1 million and federal government debt securities of $13.0 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on June 19, 2003, at which the following actions were taken:

1.               The shareholders elected the three nominees for director to the Board of Directors.  The three, Class Two directors elected, along with the voting results, are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Grace Keeney Fey	8,931,945	661,079
Eric T. Herfindal	9,423,913	169,111
Richard J. Plestina	9,423,893	169,131

The terms of our Class One and Class Three directors did not expire at our 2003 annual meeting.  Accordingly, the terms of those directors continued after the meeting.  Those directors are William A. Gouveia, Edward L. Flynn, James C. O’Shea, Sandra Panem, Ph.D. and John Ruedy, M.D.

2.               The shareholders approved an amendment to the 2000 Employee Stock Purchase Plan to increase the total number of shares reserved for issuance thereunder from 150,000 to 450,000 shares as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
3,933,204	826,481	21,679	4,811,660

3.               The shareholders approved an amendment to the 1992 Stock Incentive Plan to increase the total number of shares reserved for issuance thereunder from 2,700,000 to 3,900,000 shares as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
3,537,447	1,220,348	23,569	4,811,660

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1                                 2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc.

31.1                           Certification of James C. O’Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of John Gandolfo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of James C. O’Shea pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of John Gandolfo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended June 30, 2003, which was dated and filed April 23, 2003 pursuant to Item 12, Results of Operations and Financial Condition, regarding our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James C. O’Shea Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)