Form 10-Q
period 2003-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2003-11-06
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	10,751,648
(Class)	(Outstanding at October 30, 2003)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statments

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$8,497,918	$8,895,687
Short-term marketable securities	2,589,658	8,404,090
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $2,500	1,027,408	561,940
Receivable from related party, current portion	74,025	74,025
Inventories, net	1,462,744	1,302,776
Other current assets	519,470	163,548
Total current assets	14,171,223	19,402,066

Long-term marketable securities	3,101,605	5,077,043
Receivable from related party	18,506	74,025
Property and equipment, net of accumulated depreciation of $4,058,003 and $3,706,027	4,197,648	2,897,968
Other assets, net	949,407	782,804
Total assets	$22,438,389	$28,233,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967,113	$470,321
Accrued payroll	553,359	438,766
Other accrued liabilities	123,640	113,034
Deferred revenue	67,140	67,140
Total current liabilities	1,711,252	1,089,261

Long-term liabilities:
Long-term lease payable	88,960	26,125
Deferred revenue	503,236	251,792

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 952,738 shares at September 30, 2003 and December 31, 2002, $15 stated value	17,149,000	17,149,000
Series C Convertible - 391,830 shares at September 30, 2003 and December 31, 2002, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,743,750 and 10,644,887 shares at September 30, 2003 and December 31, 2002	88,622,666	88,355,898
Accumulated deficit	(88,036,725)	(81,038,170)
Total shareholders’ equity	20,134,941	26,866,728
Total liabilities and shareholders’ equity	$22,438,389	$28,233,906

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Net sales of products	$1,335,923	$872,241	$3,275,254	$2,674,040
Licensing and technology fees	106,539	290,379	687,193	2,042,449
	1,442,462	1,162,620	3,962,447	4,716,489

Operating expenses:
Manufacturing	1,378,404	974,874	3,498,565	3,805,253
Research and development	1,156,835	999,255	3,586,766	2,816,160
Selling, general and administrative	1,370,629	1,275,506	4,102,529	4,053,500
Total operating expenses	3,905,868	3,249,635	11,187,860	10,674,913
Operating loss	(2,463,406)	(2,087,015)	(7,225,413)	(5,958,424)

Interest income	72,925	165,957	230,483	568,996
Other loss	(2,041)	(964)	(3,625)	(94,182)
	70,884	164,993	226,858	474,814
Net loss allocable to common shareholders	$(2,392,522)	$(1,922,022)	$(6,998,555)	$(5,483,610)

Basic and diluted net loss per common share	$(0.22)	$(0.18)	$(0.65)	$(0.52)

Shares used in per share calculations	10,741,168	10,598,826	10,685,807	10,583,157

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss allocable to common shareholders	$(6,998,555)	$(5,483,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock options	66,740	71,967
Stock contributed to 401(k) Plan	116,431	55,023
Contributed capital for services	—	277,843
Other non-cash loss, net	—	88,878
Depreciation and amortization	401,476	341,741
Forgiveness of related party receivable	55,519	37,500
Changes in operating assets and liabilities:
Accounts receivable, net	(465,468)	(91,934)
Inventories, net	(159,968)	455,131
Other current assets	(355,922)	153,083
Related party receivable	—	(150,000)
Accounts payable	487,657	14,572
Accrued payroll	114,593	(116,946)
Other accrued liabilities	10,606	(175,196)
Deferred revenue	251,444	(1,037,747)
Net cash used in operating activities	(6,475,447)	(5,559,695)

Cash flows from investing activities:
Purchase of marketable securities	—	(12,255,727)
Maturity of marketable securities	7,789,870	7,986,650
Purchase of related party property	—	(601,000)
Proceeds from sale of related party property	—	507,986
Capital expenditures	(1,564,696)	(598,129)
Other assets	(216,103)	(118,381)
Net cash provided by (used in) investing activities	6,009,071	(5,078,601)

Cash flows from financing activities:
Payments made on capital lease obligations	(14,990)	(8,807)
Net proceeds from sale of common stock	83,597	37,147
Net cash provided by financing activities	68,607	28,340

Decrease in cash and cash equivalents	(397,769)	(10,609,956)

Cash and cash equivalents:
Beginning of period	8,895,687	12,541,432
End of period	$8,497,918	$1,931,476

Supplemental disclosure of cash flow information:
Equipment received in exchange for forgiveness of note	$—	$20,000
Note receivable forgiven in exchange for property received	—	15,864
Equipment purchased with capital lease	86,960	34,995

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2002 is derived from Bioject Medical Technologies Inc.’s 2002 Transition Report on Form 10-K. The quarters for 2002 have been reclassified pursuant to the change in fiscal year end from March 31 to December 31, effective in 2002.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2002 Transition Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.   Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	September 30,2003	December 31,2002
Raw materials and components	$772,926	$616,800
Work in process	10,551	53,460
Finished goods	679,267	632,516
	$1,462,744	$1,302,776

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended September 30,
	2003	2002
Stock options and warrants	3,874,297	3,220,307
Convertible preferred stock	2,689,136	2,689,136
Total	6,563,433	5,909,443

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,392,522)	$(1,922,022)	$(6,998,555)	$(5,483,610)
Add - stock-based employee compensation expense included in reported net loss	26,896	14,237	66,741	71,967
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(668,636)	(1,128,085)	(1,916,484)	(3,099,476)
Net loss, pro forma	$(3,034,262)	$(3,035,870)	$(8,848,298)	$(8,511,119)
Basic and diluted net loss per share:
As reported	$(0.22)	$(0.18)	$(0.65)	$(0.52)
Pro forma	$(0.28)	$(0.29)	$(0.83)	$(0.80)

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Month Periods Ended September 30,	2003	2002
Risk-free interest rate	3.0%	3.0% - 4.0%
Expected dividend yield	0%	0%
Expected lives	5 years	3 - 5 years
Expected volatility	95% - 105%	114% - 122%

Note 5.  Agreement with National Institutes of Health

In June 2003, we signed a subcontract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation – Frederick (SAIC). Under SAIC’s contract with the National Cancer Institute, the federal government will utilize our Biojector® 2000 needle-free technology in HIV and Ebola clinical trials.  Pursuant to the subcontract, we will supply the government’s Vaccine Research Center, National Institute of Allergy and Infectious Diseases/National Institutes of Health with non-exclusive rights to utilize our B-2000 needle-free injection system for up to a 36-month period.  In addition, we will provide product, training, clinical and administrative support for the clinical trials.  We expect that under the subcontract we will be reimbursed by SAIC-Frederick, Inc. on a time and material basis between $250,000 and $1.0 million per year for product supplied and services performed.

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

Note 8.  Subsequent Event – Facility Lease

In October 2003, we entered into a facility lease for new space to house our Portland, Oregon based research and development, manufacturing and administration functions.  We anticipate vacating our current space and occupying the new space in March 2004.  Our current facility lease expires March 31, 2004.  The space under the new lease will be available March 1, 2004.  The term of the new lease is 10 years with one option to extend for an additional five year term.  The rent is approximately $34,000 per month averaged over the life of the lease term.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology.  Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, such risks as the risk that our products, including the cool.click™, the SeroJet™ or the Vial Adapter, will not be accepted by the market, the risk that we will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements, the fact that our business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our business. Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2002, for further discussions of factors which could affect future results.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries.  In 2003, we have continued to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2003, our clinical research efforts continue to be aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 20 institutions.

In 2003, our other research and development efforts continue to be primarily focused on the development of the smaller, lighter Iject™ and the Iject-R™ (reusable), as well as product improvements to existing devices and development of products for our strategic partners.  The Iject-R™ is designed with a durable injection device capable of giving multiple injections up to 1.0 mL and is to be used with pre-filled disposables syringes.  This economical, convenient and easy to use device is designed for the home use market where frequent injections are required.

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

We do not expect to report income in 2003.

Results of Operations

Product sales were $1.3 million and $3.3 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $872,000 and $2.7 million, respectively, for the same periods in 2002.  The increase in product sales in the third quarter of 2003 is primarily due to increased Vial Adapter sales.  The increase in the nine month period was partially offset by reduced SeroJet™ sales, which were $49,000 in the first nine months of 2003 compared to $709,000 in the first nine months of 2002.

License and technology revenues decreased to $107,000 and $687,000, respectively, for the three and nine month periods ended September 30, 2003, compared to $290,000 and $2.0 million, respectively, for the same periods in 2002.  The $2.0 million in the nine months ended September 30, 2002 includes a $1.0 million non-refundable development fee received from Amgen in the quarter ended December 31, 2001, which was to be recognized over the term of the agreement with Amgen.  However, in the quarter ended March 31, 2002, Amgen terminated its license and development agreement and, accordingly, we recognized the entire $1.0 million in that quarter. The decrease in the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is primarily due to the timing of revenue recognition.  The decrease in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was the result of the termination of the Amgen agreement as discussed above. We currently have active licensing and/or development agreements with Serono and Merial, whereas in the nine month period ended September 30, 2002, we also had an agreement with Amgen.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.  Manufacturing expense was $1.4 million and $3.5 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $975,000 and $3.8 million, respectively, for the comparable periods of 2002.  The decreased manufacturing expense in the nine month period ended September 30, 2003 is primarily due to $497,000 of costs related to inventory scrap and obsolescence in the quarter ended March 31, 2002 that were not incurred in 2003. The increase in the third quarter of 2003 compared to the third quarter of 2002 is primarily due to increased sales volume and expenses related to the start-up and validation of our Vial Adapter line.

Research and development expense increased to $1.2 million and $3.6 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $999,000 and $2.8 million, respectively, for the comparable periods of 2002.  Research and development expense in the first nine months of 2003 primarily relates to costs incurred in relation to the development of the Iject™, including sterile fill and clinical studies, the Vetjet™ for Merial and for enhancements to the Vitajet™ spring-powered product.  The increases in research and development expense are primarily due to having more research and development projects underway during the 2003 periods than during the comparable 2002 periods.

Selling, general and administrative expenses were relatively flat at $1.4 million and $4.1 million, respectively, for the three and nine month periods ended September 30, 2003, compared to $1.3 million and $4.1 million, respectively, for the comparable periods of 2002.  Increases in labor and legal costs were offset by lower consulting costs in the 2003 periods compared to the 2002 periods.

Interest income decreased to $73,000 and $230,000, respectively, for the three and nine month periods ended September 30, 2003, compared to $166,000 and $569,000, respectively, for the comparable periods of 2002, due primarily to lower interest rates and lower cash and investment balances in 2003 compared to 2002.  The lower cash and investment balances are due to the fact that we have not raised any capital since December 2001 and, therefore, have been utilizing existing cash and investment balances for operations.

Other loss of $94,000 in the nine month period ended September 30, 2002 primarily relates to a loss on the purchase and sale of real estate associated with the relocation of our Chief Executive Officer from Portland, Oregon to New Jersey.  There were no other significant items in the 2002 or 2003 periods.

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

Total cash, cash equivalents and short and long-term marketable securities at September 30, 2003 were $14.2 million compared to $22.4 million at December 31, 2002.  Working capital at September 30, 2003 was $12.5 million compared to $18.3 million at December 31, 2002.

The decrease in cash, cash equivalents and short and long-term marketable securities during the nine months ended September 30, 2003 resulted primarily from $6.5 million used in operations, $1.6 million used for capital expenditures and $216,000 used for other investing activities, primarily patent applications.

Net accounts receivable increased to $1.0 million at September 30, 2003 from $562,000 at December 31, 2002 due primarily to the timing of payments received from and shipments to Serono and Amgen.  Included in the balance at September 30, 2003, was $105,000 due from Serono, all of which is current through October 2003, and $750,000 due from Amgen related to Vial Adapter sales, $61,000 of which is past due.  Subsequent to September 30, 2003, we received a total of approximately $350,000 from Amgen.

Receivable from related party, current and long-term, totaling $93,000 at September 30, 2003 relates to a three-year, non-interest bearing loan to our Chief Executive Officer related to his relocation from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains our Chief Executive Officer.

Inventories increased to $1.5 million at September 30, 2003 compared to $1.3 million at December 31, 2002 due primarily to raw materials for the Vial Adapter product line.

Other current assets increased $356,000 to $519,000 at September 30, 2003 from $163,000 at December 31, 2002 due primarily to a $300,000 deposit to a company that we have contracted with for the sterile fill of the Iject™.  They will use this deposit to purchase certain capital equipment on our behalf, beginning in the fourth quarter of 2003.

Capital expenditures totaled $1.6 million (excluding $87,000 of equipment purchased with capital leases) in the first nine months of 2003, primarily for the purchase of production molds for manufacturing and production automation for sterile fill for our Iject™ disposable product and our Vial Adapter product.  We anticipate spending up to a total of $2.5 million in 2003 for these projects, including amounts financed with capital leases.

Accounts payable increased to $967,000 at September 30, 2003 from $470,000 at December 31, 2002 due primarily to inventory purchases and purchases related to capital expenditures late in the quarter.

Deferred revenue totaled $570,000 at September 30, 2003 compared to $319,000 at December 31, 2002.  The balance at September 30, 2003 represents amounts received from Serono pursuant to the terms of their license agreement and a non-refundable deposit received from a potential licensing partner. See “Critical Accounting Policies – Revenue Recognition for Product Development and License Fee Revenues.”

NEW ACCOUNTING PRONOUNCEMENTS

Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity.  It requires financial instruments that fall within its scope to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003.  We do not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption did not have any effect on our financial position or results of operations.

Accounting For Derivative Instruments and Hedging Activities

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts.  In general, the amendments require contracts with comparable characteristics to be accounted for similarly.  In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  We do not utilize derivative or hedging instruments and, therefore, the adoption of SFAS No. 149 did not have any effect on our financial position, results of operations or cash flows.

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

Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 became effective for interim periods beginning after June 15, 2003. The adoption of the provisions of EITF No. 00-21 did not have any effect on our financial position, results of operations or cash flows.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.”  FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE.  This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  Certain disclosures are effective immediately.  We do not have any VIEs and therefore, the adoption of FIN 46 will not have any effect on our financial position or results of operations.

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

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (EITF) 00-21 “Accounting for Multiple Element Arrangements” requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit.  Our accounting policy is consistent with EITF 00-21.  Should agreements be terminated prior to completion or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis.  Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements.  The balance of $570,000 at September 30, 2003 represents amounts received from Serono and a non-refundable deposit received from a potential licensing partner.

Inventory Reserves

We regularly evaluate the realizability of our inventory based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors.  All inventories are reviewed annually to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record reserves for inventory based on the above factors.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

We regularly evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, but at least annually, utilizing an undiscounted cash flow analysis.  Based on this analysis, we did not recognize any impairment on our long-lived assets during the nine months ended September 30, 2003.  If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of September 30, 2003, our investment portfolio included cash, cash equivalents and marketable corporate debt securities of $2.9 million and federal government debt securities of $11.3 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1                           2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc.  Incorporated by reference to our Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 7, 2003.

3.2                           Second Restated and Amended Bylaws of Bioject Medical Technologies, Inc.  Incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended December 31, 2000.

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

We filed one report on Form 8-K during the quarter ended September 30, 2003 dated July 29, 2003 and filed July 30, 2003 pursuant to Item 12. “Results of Operations and Financial Condition,” regarding our financial results for our quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2003	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James O’Shea
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)