Form 10-K
period 2003-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2004-03-24
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $36,166,104, computed by reference to the last sales price ($4.00) as reported by the Nasdaq SmallCap System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003).

The number of shares outstanding of the registrant’s common stock as of February 23, 2004 was 13,530,137 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.   BUSINESS

General

We commenced operations in 1985.  We develop needle-free injection systems that improve the way patients take medications and vaccines.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries.  In 2003, we continued to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2004, our clinical research efforts will continue to be aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with 22 institutions.

In 2004, our other research and development efforts will focus on moving our 0.5 mL and our 1.0 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we continue to work on product improvements to existing devices and development of products for our strategic partners.

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

Currently, we have three strategic partners for our needle-free injection systems: Ares-Serono, Alkermes and Merial.

Ares Serono.  Ares-Serono Group, plc. (“Serono”) licensed our Vitajet® 3 (Vitajet®) injection system for delivery of its human growth hormone. The Vitajet® has been customized for use in the pediatric growth hormone market for Serono’s Saizen® product, is marketed as the cool.click™ and has FDA clearance.  The SeroJet™, a customized version of the Vitajet®, has been cleared by the FDA for use with Serostim® for the treatment of AIDS wasting.

Alkermes.  We have a license and development agreement with Alkermes, Inc., a leader in the development of pharmaceutical products based on advanced drug delivery systems, to develop up to three undisclosed drug compounds as proprietary products using the Iject® needle-free drug delivery system.   In 2003, development efforts and activity associated with this agreement were minimal.

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

We currently sell needle-free vial adapters used in the drug reconstitution process for lyophilized drugs to Amgen and Berlex. In addition to the above agreements, we sell our needle-free injection system, the Biojector® 2000, or B-2000, directly to healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle.  Currently, our Biojector® 2000 is being utilized by the National Institutes of Health in human trials of vaccines for HIV and the Ebola virus.

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

January 1999	Received ISO9001 and EN46001 certification.
June 1999	Marathon, the joint venture formed with Elan, completed the sale of its license to the blood glucose monitoring technology and certain fixed assets related to the development of that technology.
November 1999	Received CE Mark certification for our jet injection systems, which allows the products to be sold in the European Union.
December 1999	Entered into a license and distribution agreement with Ares-Serono to deliver human growth hormone with a modified Vitajet® for the pediatric growth market.
February 2000	Entered into a clinical development and supply agreement with Amgen for the Iject®, a single use disposable jet injector.
June 2000	Received FDA clearance for a modified version of the Vitajet®, called the cool.click™, to administer injections of Serono’s human growth hormone Saizen®.
October 2000

Amended Serono’s license and distribution agreement to include exclusive worldwide rights for the cool.click™ injection device to deliver Saizen® and to include worldwide rights to deliver Serostim® for AIDS wasting applications  with a modified Vitajet®, called the SeroJet™.

March 2001	Received FDA clearance for a modified version of our Vitajet®, called the SeroJet™, to administer injections of Serono’s human growth hormone Serostim® for the treatment of AIDS wasting.
April 2001	Received FDA clearance to market a Reconstitution Kit and Vial Connector.
October 2001	Entered into a license and development agreement with Alkermes for the use of our Iject®, single-use disposable jet injector.
October 2001	National Institutes of Health uses our Biojector® 2000 system in testing of first AIDS vaccine.

January 2002	Entered into an agreement with Memorial Sloan-Kettering for the use of our Biojector® 2000 system in DNA vaccine research.
August 2002	Entered into a license and supply agreement with Merial for delivery of their veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system, the Vetjet™.
March 2003	Signed Supply Agreement with Amgen for Needle-Free Vial Adapter Product
June 2003

Signed a services and supply subcontract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation – Frederick (SAIC). Under SAIC’s contract with the National Cancer Institute, the federal government will utilize our Biojector® 2000 needle-free technology in HIV and Ebola clinical trials.

December 2003

Completed a Phase I clinical study comparing our Iject® pre-filled, needle-free drug delivery system to the traditional needle-and-syringe.  The results of the study indicated that the Iject® device was less painful and easier to use than needle and syringe and preferred by volunteers.

“Biojector,” “Bioject,” “Vitajet,” “Iject,” “Iject-R,” “Vetjet” and “Medivax” are trademarks or registered trademarks of Bioject Medical Technologies Inc.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain some of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.bioject.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain copies of these reports by contacting Investor Relations at 908-470-2800 x 5103.

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

Injections using traditional needle-syringes suffer from many shortcomings, including: (i) the risk of needlestick injuries; (ii) the risk of penetrating a patient’s vein; and (iii) the patient’s aversion to needles and discomfort.  The most dangerous of these, the contaminated needlestick injury, occurs when a needle that has been exposed to a patient’s blood accidentally penetrates a healthcare worker’s skin.  Contaminated needles can transmit deadly blood-borne pathogens including such viruses as HIV and Hepatitis B.  Published data estimate that approximately 800,000 needlestick injuries occur in the U.S. each year.

Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients.  As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick  injuries has increased. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious.  These regulations were changed by Congress with passage of the

Needlestick Safety Prevention Act, which was effective in 2001. These regulations require implementing  “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” in biohazardous “sharps” containers, safer medical devices, including needleless systems, and follow-up testing for victims of needlestick injuries.  To date, 27 states and the U.S. Occupational Safety and Health Administration have adopted, or have pending, legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

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

Drug Reconstitution System

The needle-free drug reconstitution system allows for the transfer of diluents to reconstitute powdered medications into liquid form and withdrawal of liquid medication into a syringe without the use of a needle.  Bioject’s 13mm Vial Adapter has a compact, polycarbonate spike design to draw up liquid medication and to reconstitute lyophilized (powdered) medication.  It allows healthcare workers and patients to access medication without using a needle.  The Vial Adapter fits most single and multi-dose medication vials available in the US and European markets, and is widely used in clinics and home healthcare throughout North America.  While the Vial Adapter is an integral part of the needle-free syringe packaging for the Biojector 2000 needle-free injection system, it functions perfectly with any conventional syringe.

Several pharmaceutical manufacturers include this unique product as part of their drug reconstitution kits. The 13mm Vial Adapter is the ideal solution to the challenges of reconstituting and drawing up medication.  It provides clinicians and patients the highest levels of safety, convenience and ease of use.

The suggested retail price for the Vial Adapter is $90.00 for a box of 300. Discounts are offered for volume purchases.

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

In recent years, several spring-driven, needle-free injectors have been developed and marketed, primarily for injecting Insulin. Current list prices for such injectors range from approximately $190  to $600 per injector.  We believe that market acceptance of these devices has been limited due to a combination of the cost of the devices coupled with the difficulties of their use.

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

Our primary sales and marketing objective is to form licensing and supply arrangements with leading pharmaceutical, biotechnology and veterinary companies, which would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to our products for a specific application or medical indication; ii) development fees if we customize one of our products for the customer or develop a new product; iii) milestone  payments related to the customer’s progress in developing products to be used in conjunction with our products; iv) royalty revenue derived from strategic partners’ drug sales; and v) product revenues from the sale of our products to the customer pursuant to a supply agreement.  Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company’s injectable pharmaceutical products, along with our products, to end-users. We have one Vice President and one Director of Business Development whose primary focus is to identify companies and drugs that fit our targeted profile.

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

The medical equipment market is highly competitive, and competition is likely to intensify.  Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe.  Leading suppliers of needle-syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.08 to $0.22 per unit.  Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.20 to $1.00 per unit.  The average price per injection with the B-2000 is approximately $0.66 to $1.25.

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

We believe Bioject is the only company who has a product like the B-2000 product cleared by the U.S. Food and Drug Administration to give both subcutaneous and intramuscular injections up to 1.0 mL. Several companies are developing devices that will likely compete with our jet injection products for certain applications, but to date, none have obtained U.S. marketing regulatory clearance for both subcutaneous and intramuscular indications.

We are aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 mL. or less.  These compete primarily with the Vitajet®.  Also, we are not aware of any current competing products with U.S. regulatory approval that have the total features and benefits comparable to the B-2000 system. The Biojector® is suitable for both intramuscular and subcutaneous injections of up to 1 mL. in the professional and home injection markets.  Manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with our products.  There can be no assurance that we will be able to compete successfully in this market.  A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While we do not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future.

Significant Customers

In the year ended December 31, 2003, two customers, Amgen and Serono, accounted for approximately 32% and 29% of total revenues, respectively.

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

Patent Summary Table

Item	Issued	Pending	Total
U.S.A. Patents	33	15	48
Foreign Patents	9	21	30
Total	42	36	78

Trademark Summary Table

Item	Issued	Pending	Total
U.S.A. Trademarks	4	1	5
Foreign Trademarks	5	2	7
Total	9	3	12

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

We believe that we have independently developed our technology and attempt to assure that our products do not infringe on the proprietary rights of others.  However, if infringement of the proprietary rights of others is alleged and proved, there can be no assurance that we could obtain necessary licenses to that technology on terms and conditions that would not have an adverse effect.  We are not aware of any asserted claim that the Biojector® 2000, the Vitajet® or any product under development violates the proprietary rights of any third party.

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

Government Regulation

Our products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the FDA administers the Federal Food, Drug and Cosmetic Act (FFDCA) and has adopted regulations to administer that Act. These regulations include policies that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries and certain malfunctions to the FDA. Our manufacturing facilities and certain of our records are also subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and related regulations. Noncompliance with the Act or its regulations can result in a variety of regulatory actions including warning letters, product detentions, device alerts or field corrections, voluntary and mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

Unless exempted by regulation, the FFDCA provides that medical devices may not be commercially distributed in the U.S. unless they have been cleared by the FDA. The FFDCA provides two basic review procedures for pre-market clearance of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FFDCA.  Under Section 510(k), manufacturers provide the FDA with a pre-market notification (“510(k) notification”) of the manufacturer’s intent to begin marketing the product. In the 510(k) notification, the manufacturer must establish, among other things, that the product it plans to market is substantially equivalent to another legally marketed product. To be substantially equivalent, a proposed product must have the same intended use and be determined to be as safe and effective as a legally marketed device. Further, it may not raise questions of safety and effectiveness that are different from those associated with a legally marketed device. Marketing a medical device may commence when the FDA issues correspondence finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission that it be provided with animal and/or human clinical test results.

If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval application (“PMA”).  A PMA must show that the device is safe and effective and is generally a much more comprehensive submission than a 510(k) notification.  A PMA typically requires more extensive testing before filing with the FDA and a longer FDA review process.

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

We are developing the Iject® Needle-Free Injection System, a single or multi-use prefilled disposable injector for self injection, and pre-filled Biojector® syringes.  We plan to seek arrangements with pharmaceutical and biotechnology companies to package their medications in pre-filled Biojector® syringes. See “Research and Product Development.” Before pre-filled Iject® or Biojector® syringe Systems may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties when stored in the pre-filled syringe.  It is current FDA policy that such pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (RFD) to the Office of Combination Products, OCP. A prefilled syringe complies with FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The office of Combination Products will assign a center with primary jurisdiction for a combination product (CDER, CDRH) and ensure the timely and effective premarket review. The primary or lead review Center often will consult or collaborate with other evaluation Centers to obtain all the appropriate materials and requirements to process the submission.

We believe that if a drug intended to be used in one of our pre-filled syringes was already the subject of an approved NDA or an ANDA for intramuscular or subcutaneous injection, then the main issues affecting clearance for use in the pre-filled syringe would be: i) the ability of the syringe to store the drug; ii) the ability of the manufacturer to assure the drug’s stability until used; and iii) the ability to demonstrate that the syringe will safely deliver the proper dose at the proper site.  FDA recommends pre-submission discussions with the OCP to clarify submission requirements. An early Request for Designation can avoid costly delays as the primary requirements and the premarket route (510(k), PMA, NDA) will be determined.

The FDA also regulates and monitors our quality assurance and manufacturing practices. The FDA requires us and our contract manufacturers to demonstrate compliance with current Good Manufacturing Practices (“GMP”) Regulations. These regulations require, among other things, that: i) the manufacturing process be regulated and controlled by the use of written procedures; and ii) the ability to produce devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.  GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping.  The FDA’s interpretation and enforcement of these requirements has been increasingly strict and will likely continue to be at least as strict in the future.  Failure to adhere to GMP requirements would cause the products produced by us to be considered in violation of the FFDCA and subject to enforcement action.  The FDA monitors compliance with these requirements by requiring manufacturers to register their establishments with the FDA, and by subjecting their manufacturing facilities to periodic FDA inspections. If the inspector observes conditions that violate the “Act” or GMP regulations, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise, the manufacturer may face potential regulatory action, which may include warning letters, product detentions, device alerts or field corrections, voluntary and mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

Our manufacturing facility was last inspected by the FDA for compliance with Good Manufacturing Practices in July 2002, with no observations or official actions.

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

The use and manufacture of our products are subject to OSHA and other federal, state and local laws and regulations that relate to such matters as: i) safe working conditions for healthcare workers and other employees; ii) manufacturing practices; iii) environmental protection and disposal of hazardous or potentially hazardous substances; and iv) the policies of hospitals and clinics relating to complying with these laws and regulations. There can be no assurance that we will not be required to incur significant costs to comply with these laws, regulations or policies in the future, or that such laws, regulations or policies will not increase the costs or restrictions related to the use of our products or otherwise have a materially adverse effect upon our ability to do business.

Laws and regulations regarding the manufacture, sale and use of medical devices are subject to change and depend heavily on administrative interpretation. There can be no assurance that future changes in regulations or interpretations made by the FDA, OSHA or other domestic and international regulatory bodies will not adversely affect us.

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

In June 1998, we received certification from TŰV Product Services for our quality system, which meets the requirements of ISO 9001 and EN 46001. In addition, in April 2002 we were re-certified for ISO 9001-1994, EN 46001-1996 and ISO 13485-1996. In November 1999, we received certification from TUV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive, which allows us to label our products with the CE Mark and sell them in the European Community and various non-European countries.

In November, 2003 we were issued a Certification from TŰV for compliance with Canadian Medical Devices Conformity Assessment System (CMDCAS), Health Canada’s requirement for recognition of third party conformity under the National Accreditation Program of the Standards Council of Canada (SCC). Bioject has a Medical Device Establishment License with Health Canada.

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products.  We use clinical magnetic resonance imaging, high speed photography and tissue studies to determine the reliability and performance of new and existing products.  As of December 31, 2003, our research and product development staff, including clinical and regulatory staff members, consisted of 19 employees.  Research and development expense totaled $5.2 million, $2.8 million and $2.8 million for year ended December 31, 2003, the nine-month transition period ended December 31, 2002 and the year ended March 31, 2002, respectively.

A primary focus of our research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, we believe our devices are being used in more than 22 clinical research projects both within and outside of the United States, approximately 14 of which are DNA-based.

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

A primary focus of our product development efforts is on developing a new generation of personal injectors (the “Iject®”) that are being designed to be smaller, disposable and lightweight. We anticipate producing a family of Iject® devices, each specially customized for the delivery of specific injected drugs and vaccines, which could be licensed to pharmaceutical and biotechnology companies for many different non-competing products.

The Iject® is ergonomic and aesthetic, and is easily adapted for intradermal injections. These devices will target the growing market for patients administering their own injections in the home. Benefits of the Iject® are:  (i) single use, (ii) fully disposable (iii) requires minimal patient interaction, (iv) ready to use and (v) safe.

The Iject-R™ is designed to be a durable injection device capable of giving multiple injections using pre-filled disposable syringes and a single-use disposable gas power source. This economical, convenient and easy to use device is designed for the home use market, where frequent injections are required.

When the pre-filled technology is perfected, we intend to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications, pre-packaged in Iject® syringes, for use in either the Iject® or the Iject-R™.  We intend to outsource the sterile fill of the Iject® syringes to a contract filler.  Purchasing Iject® syringes already filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector® syringe. Before pre-filled syringes may be distributed for use in the U.S., pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner. This process could be lengthy. In addition, the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector® pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See “Governmental Regulation.”

Manufacturing

We assemble the Biojector® 2000, the Vitajet®, the cool.click™, the SeroJet™ and related syringes from components purchased from outside suppliers. We believe that we have readily available alternative sources for all of our outside suppliers. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for our products.  Further, while we believe that we continue to maintain supplier relationships that will provide a sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required for us to operate efficiently and profitably.

Employees

As of December 31, 2003, we had 77 full-time employees, with 17 employees engaged in research and product development, 3 in business development, 2 in sales and marketing, 2 in technical product support, 33 in manufacturing (including 14 contract manufacturing workers), and 20 in administration. We engage a limited number of part-time consultants who assist with research and development and sales and marketing activities.  As of December 31, 2003, we had 2 consultants and 4 per diem nurses on contract.  None of our employees are represented by a labor union.

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

Factors That May Affect Our Business and Our Common Stock

If our products are not accepted by the market, our business could fail.  Our success will depend on market acceptance of our needle-free injection drug delivery systems, the Biojector® 2000 system and the Vitajet® system and on market acceptance of other products under development.  If our products do not achieve market acceptance, our business could fail. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe.  Use of the Biojector® 2000 system for intramuscular and subcutaneous injections eliminates the risk associated with needle syringes; however, the cost per injection is significantly higher.  The Biojector® 2000, the Iject® system, the Vitajet® system or any of our products under development may be unable to compete successfully with needle-syringes. A previous needle-free injection system manufactured by us did not achieve market acceptance and is no longer being marketed.

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

We have a history of losses and may never be profitable.  Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow.  At December 31, 2003, we had an accumulated deficit of $90.4 million. Of that amount, $77.3 million of the accumulated deficit relates to losses incurred in the needle-free segment of our operations.  Approximately $13.1 million of the accumulated deficit relates to losses from our operations to develop blood glucose monitoring technology, which was discontinued and sold to a third party in fiscal 2000. We may never be profitable, which could have a negative effect on our stock price.  Historically, our revenues have been derived primarily from licensing and technology fees and from limited product sales. The product sales were principally sales to dealers in order to stock their inventories and to Homecare Management Inc., a company that we no longer sell to.  More recently, we have sold our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations.  We have not attained profitability at these sales levels.  We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing.  Such financing may not be available on terms favorable to us, or at all, which would have a material adverse effect on our business.

We have a small sales force and may be unable to penetrate targeted market segments.

Our sales force consists of one national sales manager who is focused on specifically targeted market segments. Our small sales force may not have sufficient resources to adequately penetrate one or more of the targeted market segments. Further, if the sales force is successful in penetrating one or more of the targeted market segments, we are unable to assure that our products will be accepted in those segments or that product acceptance will result in product revenues which, together with revenues from corporate licensing and supply agreements, will be sufficient for us to operate profitably.

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

If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer.  The price of our products exceeds the price of needle-syringes and, if coverage or reimbursement levels are reduced, market acceptance of our products could be harmed. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities.  During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector® 2000 system and Vitajet® product line exceeds the price of a needle-syringe, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of the Biojector® 2000 system and Vitajet® product line.

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

We are dependent on a single technology, and if it cannot compete or find market acceptance, our business will suffer.    Our strategy has been to focus our development and marketing efforts on our needle-free injection technology. Focus on this single technology leaves us vulnerable to competing products and alternative drug delivery systems. If our technology cannot find market acceptance or cannot compete against other technologies, business will suffer. We perceive that healthcare providers’ desire to minimize the use of the traditional needle-syringe has stimulated development of a variety of alternative drug delivery systems such as “safety syringes,” jet injection systems, nasal delivery systems and transdermal diffusion “patches.” In addition, pharmaceutical companies frequently attempt to develop drugs for oral delivery instead of injection.  While we believe that for the foreseeable future there will continue to be a significant need for injections, alternative drug delivery methods may be developed which are preferable to injection.

We rely on patents and proprietary rights to protect our proprietary technology.    We rely on a combination of trade secrets, confidentiality agreements and procedures and patents to protect our proprietary technologies. We have been granted a number of patents in the United States and several patents in other countries covering certain technology embodied in our current jet injection system and certain manufacturing processes.  Additional patent applications are pending in the U.S. and certain foreign countries. The claims contained in any patent application may not be allowed, or any patent or our patents collectively may not provide adequate protection for our products and technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. In addition, the laws of foreign countries may not protect our proprietary rights to this technology to the same extent as the laws of the U.S. We believe we have independently developed our technology and attempt to ensure that our products do not infringe the proprietary rights of others. We know of no such infringement claims.  However, any claims could have a material adverse effect on our financial condition and results of operations.

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

We are highly dependent on our key employees, and our business could suffer if they were to leave. Our success depends on the retention of our executive officers, Mr. James O’Shea, Mr. John Gandolfo, Mr. Michael Temple and other key officers and employees. Competition exists for qualified personnel and our success will depend, in part, on attracting and retaining qualified personnel. Failure in these efforts could have a material adverse effect on our business, financial condition or results of operations.

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock.    The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares under the Securities Act for sale. We have registered approximately 12.0 million shares for resale on Form S-3 registration statements, including approximately 1.2 million shares issuable upon exercise of warrants.  In addition, we have 846,178 shares of common stock reserved for future issuance under our stock option plan. As of December 31, 2003, options to purchase approximately 2.7 million shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Item 2.   PROPERTIES

In April 2004, we will move our principal manufacturing and support facilities to a new space located in Portland, Oregon. This new space is approximately 40,500 square feet of leased office and manufacturing space. The lease, which expires October 31, 2014, has one option to extend for an additional five year term. The rent is approximately $34,000 per month averaged over the life of the lease term.  Our current space lease expires June 30, 2004.

This facility includes our sales and certain administration offices, research and engineering facilities and manufacturing facilities. The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area.

Our executive and certain other offices are located in a 5,000 square foot facility in New Jersey, which is owned by us.

We also lease additional warehouse space in Portland, Oregon, totaling approximately 5,000 square feet, for finished goods storage and shipments to customers.  This lease, which expires in September 2004, has a five-year renewal option, and minimum monthly lease obligations totaling $2,300. We do not plan to renew this lease.  Upon termination of the lease, we will house such storage at our main facility in Portland, Oregon.

We believe that our new facility will be sufficient to support our anticipated manufacturing operations and other needs for at least the next ten years.  We believe that, if necessary, we will be able to obtain alternative facilities at rates and under terms comparable to those of the current leases.

Item 3.   LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any litigation that could have a material adverse effect on our financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq SmallCap Market under the symbol “BJCT.”   The following  table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2003.

Year Ended December 31, 2002	High	Low
Quarter 1	$13.30	$3.84
Quarter 2	4.78	3.10
Quarter 3	4.00	1.70
Quarter 4	2.93	1.90

Year Ended December 31, 2003	High	Low
Quarter 1	$3.94	$1.99
Quarter 2	5.46	3.00
Quarter 3	4.42	3.49
Quarter 4	3.91	2.35

As of March 2, 2004, there were 1,031 shareholders of record and approximately 7,200 beneficial shareholders.

We have not declared any dividends during our history and have no intention of declaring a dividend in the foreseeable future.

See Item 12. for Equity Compensation Plan Information.

Item 6.        SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below for the three fiscal years ended March 31, 2002, the nine-month period ended December 31, 2002 and the year ended December 31, 2003 have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	For the year ended December 31, 2003	For the nine months ended December 31, 2002(1)	For the year ended March 31,
			2002	2001	2000
Consolidated Statement of Operations Data

Revenue	$6,320	$4,304	$5,219	$2,033	$1,280
Operating expenses	15,904	10,272	12,309	7,754	5,726
Loss from continuing operations allocable to common shareholders	(9,332)	(5,465)	(8,491)	(6,025)	(5,484)
Income from discontinued operations allocable to common shareholders	—	—	—	—	2,403
Net loss allocable to common shareholders	(9,332)	(5,465)	(8,491)	(6,025)	(3,081)
Basic and diluted loss per common share from continuing operations	(0.87)	(0.52)	(0.87)	(0.82)	(0.94)
Basic and diluted loss per common share from discontinued operations	—	—	—	—	(0.08)
Basic and diluted income per common share from sale of discontinued operations	—	—	—	—	0.49
Basic and diluted loss per common share	(0.87)	(0.52)	(0.87)	(0.82)	(0.53)
Shares used in per common share calculations	10,720	10,596	9,778	7,339	5,834

	December 31,		March 31,
	2003	2002	2002	2001	2000
Consolidated Balance Sheet Data

Working capital	$9,521	$18,313	$13,414	$12,871	$6,931
Total assets	22,468	28,234	33,469	17,989	9,814
Current portion of long-term debt	175	—	—	—	—
Long-term debt, less current portion	1,325	—	—	—	—
Long-term capital lease payable	82	26	6	16	—
Shareholders’ equity	17,956	26,867	31,966	16,674	8,837

(1) Includes only nine months of operations data due to the change in our fiscal year during 2002 to a fiscal year ending December 31 from a fiscal year ending March 31.

Item 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning future financial results, prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, such risks as the risk that our products, including the cool.click™, the SeroJet™ or the Vial Adapter, will not be accepted by the market, the risk that we will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements, the fact that our business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development, obtaining necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our business.

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

In fiscal 2002, we changed our fiscal year end from March 31 to December 31. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto prepared in accordance with U.S. GAAP contained elsewhere in this Form 10-K. The following discussion and analysis explains trends in our financial condition and results of operations for the year ended December 31, 2003 compared to year ended December 31, 2002 (unaudited) and for the nine months ended December 31, 2002 and the nine months ended December 31, 2001 (unaudited).

During 2003, we had the largest number of patents granted in our history, with a total of seven patents issued in the U.S.  In addition, another eight U.S. patents were applied for. The patents issued and applied for reflect new technology for needle-free products, as well as innovations which are extending existing technology platforms.  Among the patents granted are important innovations with our single-use, pre-filled Iject® and an evolution of the Iject® platform to allow it to be reusable.  Other patents included an evolution of the Iject® which has fewer parts and is easier to manufacture, as well as a high work load injector for biodefense and mass immunization.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries. In 2004, we will continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2004, our clinical research efforts will continue to be aimed primarily at clinical research collaborations in the areas of vaccines and drug delivery.  Currently, we are involved in collaborations with 22 institutions.

In 2004, our other research and development efforts will focus on moving our 0.5 mL and our 1.0 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we continue to work on product improvements to existing devices and development of products for our strategic partners.

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

CASH REQUIREMENTS FOR 2004

Based on our financial position at December 31, 2003 and our projected revenues, we anticipate having adequate capital resources to fund our operations and anticipated capital expenditures through 2005. Cash requirements for 2004 are estimated to total approximately $7.6 million as follows:

Estimated cash required for 2004 operations	$6,400,000
Current portion of long-term debt	175,000
Current portion of capital leases	41,000
Estimated cash capital expenditures	1,000,000
$7,616,000

2004 FINANCIAL OUTLOOK

For the twelve months ending December 31, 2004, we currently estimate revenues of approximately $8.5 million to $10.0 million and a net loss of approximately $6.5 million to $7.1 million, or approximately $0.49 to $0.53 per share based upon approximately 13.5 million shares outstanding. The 2004 estimates are based upon projected revenues from existing customers and anticipated revenues from potential new partners, which agreements we feel are likely to close during 2004, as well as anticipated expenses for 2004.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Due to the fiscal year end change to December 31, the fiscal year ended December 31, 2002 is comprised of only nine months. In order to provide a more meaningful comparison and discussion of trends in revenues and expenses, the consolidated financial data for the twelve-month periods ended December 31, 2003 and December 31, 2002 are presented in the following table and the results of these two periods are used in the discussion thereafter.

	Year Ended December 31, 2003	Year Ended December 31, 2002
		(Unaudited)
Revenue:
Net sales of products	$5,314,256	$4,093,750
Licensing and technology fees	1,005,464	2,718,142
	6,319,720	6,811,892
Operating expenses:
Manufacturing	5,181,167	5,319,045
Research and development	5,164,338	3,866,058
Selling, general and administrative	5,558,269	5,433,206
Total operating expenses	15,903,774	14,618,309
Operating loss	(9,584,054)	(7,806,417)

Interest income	259,862	672,626
Other expense	(8,042)	(95,437)
	251,820	577,189
Net loss allocable to common shareholders	$(9,332,234)	$(7,229,228)
Basic and diluted net loss per common share	$(0.87)	$(0.68)
Shares used in per share calculations	10,719,902	10,644,877

Product sales increased primarily due to increased Vial Adapter sales to Amgen. Amgen packages the Vial Adapter with one of their drugs for resale to the end user.  The increase was partially offset by reduced SeroJet™ sales, which were $107,000 in 2003 compared to $708,000 in 2002.   We expect increased Biojector® 2000 sales in 2004 as a result of our continued work with the U.S. military and the National Institutes of Health.

License and technology revenues decreased primarily due to the timing of revenue recognition (see discussion of deferred revenue below) and the recognition of a $1.0 million non-refundable development fee in 2002, which was received from Amgen.  This fee was received in the quarter ended December 31, 2001 and was to be recognized over the term of the agreement with Amgen.  However, in the quarter ended March 31, 2002, Amgen terminated its license and development agreement and, accordingly, we recognized the entire $1.0 million in that quarter. We currently have active licensing and/or development agreements with Serono and Merial, whereas in 2002, we also had agreements with Amgen and Elan.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. At our current facility, we do not have adequate space to add additional manufacturing lines necessary to fulfill our projected Iject® and other product requirements in future years. However, we are scheduled to move to a new facility in April 2004, at which time we will add such manufacturing capacity. The decreased manufacturing expense in 2003 is primarily due to $497,000 of costs related to inventory scrap and obsolescence in 2002 that were not incurred in 2003. This decrease was partially offset by increased sales volume and expenses related to the start-up and validation of our Vial Adapter line.  Included in our anticipated 2004 capital expenditures are amounts to further automate and streamline certain manufacturing processes.

Research and development expense in 2003 primarily relates to costs incurred in relation to the development of the Iject®, including sterile fill and clinical studies, the Vetjet™ for Merial and for enhancements to our Vitajet™ spring-powered product.  The $1.3 million increase in research and development expense in 2003 compared to 2002 was due to approximately $430,000 in initial set-up costs for our sterile fill capabilities and a $900,000 increase in amounts spent on further development of our Iject® product.  As discussed above, in 2004 we plan to focus on moving our 0.5 mL and our 1.0 mL Iject® from the clinical phase to the production phase, including the completion of our automated sterile fill capabilities.

The slight increase in selling, general and administrative expenses in 2003 compared to 2002 was due to increases in labor and legal costs being mostly offset by lower consulting costs.   We expect selling, general and administrative costs to remain relatively constant in 2004 compared to 2003.

Interest income decreased due primarily to lower interest rates and lower cash and investment balances in 2003 compared to 2002.  The lower cash and investment balances are due to the fact that we have not raised any capital since December 2001 and, therefore, have been utilizing existing cash and investment balances for operations.

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

Product sales in the nine months ended December 31, 2002 and 2001 were primarily sales of our B2000 gas-powered product line and the spring-powered product line which includes the cool.click™, which is sold to Serono for use with Saizen®, Serono’s pediatric human growth hormone.  The 2002 period sales included $581,000 of Vial Adapter sales compared to $143,000 in the 2001 period.  In addition to selling in the U.S., in September 2002, Serono began selling Saizen® for administration with the cool.click™ worldwide.

License and technology revenues increased for the nine month period ended December 31, 2002, compared to the same period in 2001 due primarily to licensing and technology development fees received from Merial during the 2002 period.  In addition to Merial, we received license fees or technology development fees from Serono, Alkermes and Elan during the 2002 period.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. Manufacturing expense increased in the nine month period ended December 31, 2002 due to a 60% increase in unit sales volumes, which was partially offset by lower unit costs for the product mix sold.

Research and development expense increased by $1.0 million in the 2002 period compared to the 2001 period due to increased payroll and related expenses and expenses associated with research collaborations, the development of the Iject® disposable product, the Iject-R™ reusable product, development of Vetjet™ for Merial and various other new product developments.

Approximately $223,000 of the increase in selling, general and administrative expenses in the 2002 period compared to the 2001 period resulted from non-cash charges relating to the issuance of common stock, stock options and warrants for consulting services and the issuance of restricted stock to each current non-employee director in lieu of cash compensation.  The remaining increase was primarily attributable to increases in payroll and related expenses and professional fees.

Interest income decreased by $539,000 in the 2002 period compared to the 2001 period as a result of lower interest rates and lower average cash and investment balances.  We did not raise any capital during the 2002 period and therefore have been utilizing our existing cash and investment balances for operations.

Preferred dividends of $2.5 million in the 2001 period include a $1.7 million non-cash charge related to the changes made to the rights of the outstanding Series A Preferred Stock held by Elan.  In connection with the agreement, dividend charges ceased on a prospective basis, beginning with the quarter ended March 31, 2002.

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

Total cash, cash equivalents, short and long-term marketable securities and restricted funds at December 31, 2003 were $13.7 million compared to $22.4 million at December 31, 2002.  Included in this amount is $1.5 million of restricted funds which is provided as security for a loan used for capital equipment.  Working capital at December 31, 2003 was $9.5 million compared to $18.3 million at December 31, 2002.

The decrease in cash, cash equivalents and short and long-term marketable securities during 2003 resulted primarily from $7.8 million used in operations, $2.2 million used for capital expenditures and $263,000 used for other investing activities, primarily patent applications.

Net accounts receivable increased to $1.3 million at December 31, 2003 from $562,000 at December 31, 2002 due primarily to the timing of payments received from and shipments to Amgen.  Included in the balance at December 31, 2003, was $1.1 million due from Amgen related to Vial Adapter sales, $392,000 of which was past due.  Subsequent to December 31, 2003, we received all $1.1 million due from Amgen.  We do not anticipate a problem with collecting the entire amount due from Amgen.

Receivable from related party, current and long-term, totaling $74,000 at December 31, 2003, relates to a three-year, non-interest bearing loan to our Chief Executive Officer related to his relocation from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains our Chief Executive Officer.

Inventories of $1.4 million at December 31, 2003 primarily include raw materials and finished goods for the Vial Adapter and the cool.click™ product line.  We anticipate building an extra $250,000 of inventory in the first quarter of 2004 prior to our move in order to ensure an uninterrupted supply to our customers.

Capital expenditures of $1.5 million (excluding $92,000 of equipment purchased with capital leases) in 2003 were primarily for the purchase of production molds for manufacturing and production automation for sterile fill for our Iject® disposable product and our Vial Adapter product.  We anticipate spending up to a total of $2.0 million in 2004 for production molds and manufacturing capabilities.

Accounts payable increased to $1.1 million at December 31, 2003 from $470,000 at December 31, 2002 due primarily to inventory purchases and purchases related to capital expenditures late in the quarter.

Deferred revenue totaled $919,000 at December 31, 2003 compared to $319,000 at December 31, 2002.  The balance at December 31, 2003 represents amounts received from Serono and Merial pursuant to the terms of their development and licensing agreements and non-refundable deposits received from potential licensing partners. See “Critical Accounting Policies — Revenue Recognition for Product Development and License Fee Revenues.”

In November 2003, we entered into a $1.5 million loan agreement with U.S. Bank for the purpose of purchasing capital equipment, which bears interest at the prime rate (4.0% at December 31, 2003) and is due May 31, 2004.  At December 31, 2003, $1.5 million was outstanding under this agreement and we had a $1.5 million certificate of deposit collateralizing the loan amount.  We also have a financing commitment from U.S. Bank to convert the $1.5 million loan to a five-year term loan bearing interest at U.S. Bank’s cost-of-funds rate plus 2.25% prior to May 31, 2004.  At December 31, 2003, this rate would have been 5.20%.  Interest is due monthly on this loan.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2003 is as follows (in thousands):

Contractual Obligation	Payments Due By Period
	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond
Long-Term Debt	$1,500,000	$175,000	$600,000	$600,000	$125,000
Capital Commitments	596,135	596,135	—	—	—
Operating Leases	4,041,943	191,613	687,455	716,819	2,446,056
Capital Leases	139,408	40,656	74,872	23,880	—
Purchase Order Commitments	367,657	367,657	—	—	—
	$6,645,143	$1,371,061	$1,362,327	$1,340,699	$2,571,056

NEW ACCOUNTING PRONOUNCEMENTS

See Note 13. of Notes to Consolidated Financial Statements included under Part II, Item 8. of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Our critical accounting policies and estimates include the following:

•      revenue recognition for product development and license fee revenues;

•      inventory valuation; and

•      long-lived asset impairment.

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin 104 (“SAB 104”), “Revenue Recognition,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (EITF) 00-21 “Accounting for Multiple Element Arrangements” requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that cannot be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis.  Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. The balance of $919,000 at December 31, 2003 represents amounts received from Serono and Merial pursuant to their agreements and non-refundable deposits received from potential licensing partners.

Inventory Valuation

We regularly evaluate the realizability of our inventory based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors.  All inventories are reviewed quarterly to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record valuation adjustments for inventory based on the above factors.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

We regularly evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. Based on these analyses, we did not recognize any impairment on our long-lived assets during the periods presented.  If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2003, our investment portfolio included cash, cash equivalents and marketable corporate debt securities of $3.5 million and federal government debt securities of $8.7 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8.                                   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on the following page.

Independent Auditors’ Report

The Board of Directors and Shareholders
Bioject Medical Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. and subsidiaries (an Oregon corporation) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2003, the nine month transition period ended December 31, 2002 and the year ended March 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the nine month transition period ended December 31, 2002 and the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
January 30, 2004

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$6,893,686	$8,895,687
Short-term marketable securities	2,259,424	8,404,090

Accounts receivable, net of allowance for doubtful accounts of $3,000 and $2,500	1,299,979	561,940
Receivable from related party, current portion	74,025	74,025
Inventories	1,387,865	1,302,776
Other current assets	227,243	163,548
Total current assets	12,142,222	19,402,066

Long-term marketable securities	3,086,624	5,077,043
Receivable from related party	—	74,025
Restricted funds	1,500,000	—
Property and equipment, net of accumulated depreciation of $4,173,195 and $3,706,027	4,759,671	2,897,968
Other assets, net	979,589	782,804
Total assets	$22,468,106	$28,233,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$175,000	$—
Accounts payable	1,113,923	470,321
Accrued payroll	432,744	438,766
Other accrued liabilities	464,964	113,034
Deferred revenue	434,119	67,140
Total current liabilities	2,620,750	1,089,261

Long-term liabilities:
Long-term lease payable	81,969	26,125
Long-term debt	1,325,000	—
Deferred revenue	484,646	251,792

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 952,738 shares at December 31, 2003 and 2002, $15 stated value	17,149,000	17,149,000
Series C Convertible - 391,830 shares at December 31, 2003 and 2002, no stated value	2,400,000	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 10,820,481 and 10,644,887 shares at December 31, 2003 and 2002	88,777,145	88,355,898
Accumulated deficit	(90,370,404)	(81,038,170)
Total shareholders’ equity	17,955,741	26,866,728
Total liabilities and shareholders’ equity	$22,468,106	$28,233,906

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2003	For the nine month transition period ended December 31, 2002	For the year ended March 31, 2002

Revenue:
Net sales of products	$5,314,256	$2,971,407	$3,235,122
Licensing and technology fees	1,005,464	1,332,194	1,983,623
	6,319,720	4,303,601	5,218,745

Operating expenses:
Manufacturing	5,181,167	3,558,532	4,718,202
Research and development	5,164,338	2,842,127	2,830,966
Selling, general and administrative	5,558,269	3,871,139	4,759,395
Total operating expenses	15,903,774	10,271,798	12,308,563
Operating loss	(9,584,054)	(5,968,197)	(7,089,818)

Interest income	259,862	504,911	1,211,633
Other expense	(8,042)	(2,185)	(93,014)
	251,820	502,726	1,118,619
Loss before preferred stock dividend	(9,332,234)	(5,465,471)	(5,971,199)
Preferred stock dividend	—	—	(2,519,407)
Net loss allocable to common shareholders	$(9,332,234)	$(5,465,471)	$(8,490,606)

Basic and diluted net loss per common share	$(0.87)	$(0.52)	$(0.87)

Shares used in per share calculations	10,719,902	10,595,613	9,777,801

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock				Common Stock			Total
	Series A		Series C		Accumulated		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity

Balance at March 31, 2001	692,694	$13,453,593	391,830	$2,400,000	8,144,973	$67,902,703	$(67,082,093)	$16,674,203
Issuance of common stock pursuant to warrant exercises	—	—	—	—	341,331	2,436,118	—	2,436,118
Issuance of common stock pursuant to stock option exercises	—	—	—	—	42,506	242,971	—	242,971
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	24,625	131,968	—	131,968
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	39,000	496,360	—	496,360
Issuance of common stock and warrants in a private placement in May and June 2001, net of offering costs	—	—	—	—	1,630,000	14,575,585	—	14,575,585
Issuance of common stock and warrants in a private placement in December 2001, net of offering costs	—	—	—	—	350,000	3,380,013	—	3,380,013
Modification to terms of Elan’s Series A Preferred Stock and common stock warrants	—	2,857,930	—	—	—	(1,176,000)	—	1,681,930
Preferred stock dividend	260,044	837,477	—	—	—	—	—	837,477
Net loss allocable to common shareholders	—	—	—	—	—	—	(8,490,606)	(8,490,606)
Balance at March 31, 2002	952,738	17,149,000	391,830	2,400,000	10,572,435	87,989,718	(75,572,699)	31,966,019
Issuance of common stock pursuant to stock option exercises	—	—	—	—	44	179	—	179
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	72,408	198,158	—	198,158
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	—	167,843	—	167,843
Net loss allocable to common shareholders	—	—	—	—	—	—	(5,465,471)	(5,465,471)
Balance at December 31, 2002	952,738	17,149,000	391,830	2,400,000	10,644,887	88,355,898	(81,038,170)	26,866,728
Issuance of common stock pursuant to stock option exercises	—	—	—	—	10,000	20,800	—	20,800
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	165,594	333,707	—	333,707
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	—	66,740	—	66,740
Net loss allocable to common shareholders	—	—	—	—	—	—	(9,332,234)	(9,332,234)
Balance at December 31, 2003	952,738	$17,149,000	391,830	$2,400,000	10,820,481	$88,777,145	$(90,370,404)	$17,955,741

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2003	For the nine month transition period ended December 31, 2002	For the year ended March 31, 2002
Cash flows from operating activities:
Net loss allocable to common shareholders	$(9,332,234)	$(5,465,471)	$(8,490,606)
Adjustments to reconcile net loss allocable to common shareholders to net cash used in operating activities:
Compensation expense related to fair value of stock options	66,740	42,710	60,080
Stock contributed to 401(k) Plan	144,074	55,023	23,186
Contributed capital for services	—	125,133	436,280
Other non-cash loss, net	—	—	88,878
Depreciation and amortization	533,206	335,192	397,491
Amortization of related party receivable	74,025	74,025	—
Preferred stock dividends	—	—	2,519,407
Changes in operating assets and liabilities:
Accounts receivable	(738,039)	1,105,029	(1,227,160)
Inventories	(85,089)	158,137	(441,312)
Other current assets	(63,695)	61,890	(75,979)
Related party receivable	—	(72,075)	(150,000)
Accounts payable	629,485	(148,209)	290,950
Accrued payroll	(6,022)	85,104	82,516
Other accrued liabilities	351,930	(30,134)	(92,095)
Deferred revenue	599,833	(67,275)	(82,722)
Net cash used in operating activities	(7,825,786)	(3,740,921)	(6,661,086)

Cash flows from investing activities:
Purchase of restricted funds CD	(1,500,000)	—	—
Purchase of marketable securities	—	(4,500,000)	(19,496,797)
Maturity of marketable securities	8,135,085	10,363,701	8,954,658
Purchase of related party property	—	—	(601,000)
Proceeds from sale of related party property	—	—	507,986
Capital expenditures	(2,236,921)	(838,081)	(1,953,023)
Proceeds from sale of capital equipment	—	—	1,391
Other assets	(262,823)	(134,377)	(127,331)
Net cash provided by (used in) investing activities	4,135,341	4,891,243	(12,714,116)

Cash flows from financing activities:
Proceeds from bank loan	1,500,000	—	—
Payments made on capital lease obligations	(21,989)	(10,715)	(10,045)
Cash proceeds from the sale of common stock	210,433	143,314	20,743,469
Net cash provided by financing activities	1,688,444	132,599	20,733,424

Increase (decrease) in cash and cash equivalents	(2,002,001)	1,282,921	1,358,222

Cash and cash equivalents:
Beginning of period	8,895,687	7,612,766	6,254,544
End of period	$6,893,686	$8,895,687	$7,612,766

Supplemental disclosure of cash flow information:
Equipment purchased with capital lease	$91,950	$34,995	$—
Equipment received in exchange for forgiveness of note	—	—	20,000
Note receivable forgiven in exchange for property received	—	—	15,864
Modification to terms of Elan’s Series A Preferred Stock and common stock warrants	—	—	2,857,930

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

We commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free drug delivery systems. Since our formation, we have been engaged principally in organizational, financing, research and development, and marketing activities.  Since inception, we have incurred operating losses and, at December 31, 2003, had an accumulated deficit of approximately $90 million.  Our revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from product sales of the B-2000 and spring-powered Vitajet® devices and syringes.

Change in Fiscal Year

During 2002, we changed our fiscal year from a March 31 year end to a December 31 year end.

Factors That May Affect Future Results of Operations

Future revenues will depend upon acceptance and use by healthcare providers and on our successfully entering into license, development and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, we cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on our business.  In the future, we are likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect our business.

To date, our revenues have not been sufficient to cover manufacturing and operating expenses.  However, we believe that if our products attain significantly greater general market acceptance and if we are able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, our product sales volume will increase. Significantly higher product sales volumes will allow us to realize volume-related manufacturing cost efficiencies.  This, in turn, will result in a reduced costs of goods as a percentage of sales, eventually allowing us to achieve positive gross profit.  We believe that positive gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies will eventually allow us to operate profitably as we leverage our research and development and selling, general and administrative expenses.

The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of the our products, our ability to attain volume-related and automation-related manufacturing efficiencies and the impact of inflation on our manufacturing and other operating costs. There can be no assurance that we will achieve sufficient cost reductions or sell our products at prices or in volumes sufficient to achieve profitability or offset increases in our costs should they occur.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.  We had $6.9 million and $8.9 million of cash and cash equivalents as of December 31, 2003 and 2002, respectively.

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, our securities, which are all considered held to maturity, are recorded at amortized cost adjusted for the amortization of premiums or discounts. Marketable securities consist primarily of government and corporate debt instruments, which are classified as “held to maturity.”  See Note 4.

Restricted Funds

Restricted funds of $1.5 million at December 31, 2003, which have been invested in a certificate of deposit, represent collateral for our $1.5 million loan outstanding, which is due May 31, 2004.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We do not have any off-balance sheet credit exposure related to our customers.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	December 31,
	2003	2002
Raw materials and components	$677,390	$616,800
Work in process	80,991	53,460
Finished goods	629,484	632,516
	$1,387,865	$1,302,776

Property and Equipment

Property and equipment are stated at cost.  Expenditures for repairs and maintenance are expensed as incurred.  Expenditures that increase the useful life or value are capitalized. For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Buildings	40 years
Furniture and Fixtures	5 years
Machinery and Equipment	7 years
Computer Equipment	3 years
Production Molds	5 years

Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

Other Assets

Other assets primarily include goodwill and costs incurred in the patent application process.  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.  Patent costs are amortized on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. We tested our goodwill for impairment by determining the fair value of the reporting unit and comparing it to its carrying amount and determined that there was no impairment.  Our patents were reviewed for impairment as discussed below in “Accounting for Long-Lived Assets.”

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents.  We account for and review our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. We did not recognize an impairment on our long-lived assets during the year ended December 31, 2003, the nine months ended December 31, 2002 or the year ended March 31, 2002.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2003 and 2002.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer.  In the year ended December 31, 2003, two customers accounted for approximately 38% and 34%, respectively, of product sales.  In the nine months ended December 31, 2002, one customer accounted for 59% of net product sales.  In the year ended March 31, 2002, one customer accounted for 65% of net product sales.  At December 31, 2003 and 2002, accounts receivable from one customer accounted for 83% and 71% of total accounts receivable, respectively.

License and  Development Fees

In accordance with Staff Accounting Bulletin 104 (“SAB 104”), “Revenue Recognition,” product development revenue is recognized on a percentage of completion basis as qualifying expenditures are incurred and licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (EITF) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit.  Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2003, deferred revenues totaled $919,000 and include amounts received from Serono, Merial and other potential licensing partners.

Current significant product supply and licensing and technology development agreements are summarized as follows:

Serono

In December 1999, Bioject and Serono Laboratories, Inc. (“Serono”), the U.S. affiliate of Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, announced an exclusive license agreement in the U.S. and Canada to deliver Serono’s Saizen® recombinant human growth hormone with a customized version of Bioject’s Vitajet® needle-free delivery system, the cool.click™.  In connection with the agreement, Serono paid a license fee to Bioject and signed a definitive supply agreement that commenced upon FDA clearance.  No technology development fees were required under the agreement.  The license fee is being recognized over the term of the agreement.

During the third quarter of the fiscal year ended March 31, 2001, we amended our agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone using the cool.click™.   In addition, Serono was given exclusive worldwide rights to use a customized version of the Vitajet®, the SeroJet™, for AIDS wasting applications.  In exchange for the exclusive worldwide licenses, we received licensing fees, which are being recognized over the term of the agreement.  At December 31, 2003 and 2002, deferred revenue related to Serono was $251,786 and $318,929, respectively.

Alkermes, Inc.

In October 2001, we signed a license and technology development agreement with Alkermes, Inc. to develop up to three undisclosed drug compounds as proprietary products using the Iject® needle-free drug delivery system.  The agreement originally provided for $3.5 million in license and development fees to be paid beginning in the third quarter of the fiscal year ended March 31, 2002. The agreement was amended in August 2002 to defer progress payments for the remaining $3.4 million in development fees to the second quarter of 2003.  In 2003, Alkermes indefinitely postponed the original project and there has been minimal activity associated with the agreement. The development fees are being recognized as revenue on the percentage of completion method over the development period.  Revenue recognized is limited to cash payments received to date and receivable for milestones achieved. Any additional drugs will have separately negotiated terms.  Revenue recognized to date through December 31, 2003 is $190,000.

Merial

In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system, the Vetjet™, which is currently in development. Merial will initially focus on delivery of vaccines to food-production animals. The agreement provides for monthly payments to Bioject for product development, with additional payments at key product development and regulatory milestones.  Revenue will be recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved.  We will also receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector system.  Any additional indications or drugs will have separately negotiated terms.  We recognized revenue of $500,000 and $850,000 pursuant to this agreement in 2003 and 2002, respectively.

National Institutes of Health

In June 2003, we signed a subcontract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation – Frederick (SAIC). Under SAIC’s contract with the National Cancer Institute, the federal government is utilizing our Biojector® 2000 needle-free technology in HIV and Ebola clinical trials.  Pursuant to the subcontract, we will supply the government’s Vaccine Research Center, National Institute of Allergy and Infectious Diseases/National Institutes of Health with non-exclusive rights to utilize our B-2000 needle-free injection system for up to a 36-month period.  In addition, we will provide product training, clinical and administrative support for the clinical trials.  We expect that under the subcontract we will be reimbursed by SAIC-Frederick, Inc. on a time and material basis up to $250,000 per year for product supplied and services performed.  We recognized revenue of $50,000 related to this agreement in 2003.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”   Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and valuation allowances for receivables, inventory and deferred income taxes. Actual results could differ from those estimates.

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B-2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities.  Our warranty accrual totaled $31,000 at both December 31, 2003 and 2002 and there was no significant activity in the warranty accrual.

Comprehensive Income Reporting

SFAS No. 130, “Reporting  Comprehensive  Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  Comprehensive loss did not differ from currently reported net loss in the periods presented.

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

We were in a loss position for all periods presented and, accordingly  there is no difference between basic loss per share and diluted loss per share since the common stock equivalents and the effect of convertible preferred stock under the “if-converted” method would be antidilutive.

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Year Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2002
Stock options and warrants	3,901,943	3,540,159	3,073,133
Convertible preferred stock	2,689,136	2,689,136	2,689,136
Total	6,591,079	6,229,295	5,762,269

Stock Based Compensation

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123 “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.  The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

(In thousands, except per share amounts)	Year Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2002
Net loss allocable to common shareholders, as reported	$(9,332)	$(5,465)	$(8,491)
Add - stock-based employee compensation expense included in reported net loss	16	—	—
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards not previously included in net loss	(2,779)	(3,385)	(3,372)
Net loss allocable to common shareholders, pro forma	$(12,095)	$(8,850)	$(11,863)
Basic and diluted net loss per share:
As reported	$(0.87)	$(0.52)	$(0.87)
Pro forma	$(1.13)	$(0.84)	$(1.21)

The above determination of pro forma expense has been calculated consistent with SFAS No. 123, which does not take into consideration limitations on exercisability and transferability imposed by our 1992 Stock Incentive Plan. Further, the valuation model is heavily weighted to stock price volatility, even with a declining stock price, which tends to increase the calculated value.  No stock-based employee compensation is included in net loss for any of the periods presented since all of the options were granted at the fair market value of our common stock on the date of grant.

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

	Year Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2002
Risk-free interest rate	3.0%	3.0%	4.0%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	5 years	3 years
Volatility	93%	114%	122%

The total fair value of options granted during the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002 totaled $1.3 million, $1.2 million and

$5.9 million, respectively, and is amortized on a pro forma basis over the vesting period of the options. The average per share fair value of options granted in the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002 was $2.65, $1.70 and $6.19, respectively.  Options generally vest equally over three years.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the nine month transition period ended December 31, 2002 and the year ended March 31, 2002 in order to conform to the 2003 presentation.

3.   AGREEMENTS WITH ELAN CORPORATION:

In June 1999, we sold our blood glucose monitoring technology company, Marathon Medical Technologies Inc., which we owned with Elan. The terms of the sale provide for us to receive a royalty on net sales of future products, if any, which may be developed in the future from the licensed technology. The agreement calls for a royalty of three percent of net sales until we have received total royalty payments of $10 million. The agreement then calls for a royalty of one percent of net sales thereafter.  We have not received any royalties under this agreement and there can be no assurance that any future products will be successfully developed from the blood glucose monitoring technology or that such products, if developed, will be commercially successful.

In October 2001, we announced our intention to redeem 24% of the outstanding shares of our Series A Preferred Stock, which is held by Elan.  Elan disputed our right to redeem such shares at that time.  To enforce our redemption rights, we filed a lawsuit in U.S. District Court in Oregon seeking an injunction and declaratory judgment to compel Elan to abide by the redemption provisions in our Articles of Incorporation.  Subsequently, we received notice from Elan of its intention to convert all of its shares of Series A Preferred Stock into shares of our common stock.  As a result of Elan’s notice of intent to convert the Series A Preferred Stock, we had the right under our Articles of Incorporation and agreements with Elan to redeem all of the Series A Preferred Stock for an aggregate redemption price of $14.5 million.  We had until January 8, 2002 to exercise this right.

On December 12, 2001, we came to an agreement with Elan wherein Elan agreed to the following:

•                  to eliminate, on a prospective basis from October 15, 2001, the 9% cumulative annual dividend payable on the Series A Preferred Stock;

•                  to terminate its Series K common stock warrants which gave Elan the right to purchase 350,000 shares of Bioject common stock at $12.50 per share; and

•                  to partially exercise its Series P warrant to purchase 252,666 shares of Bioject common stock for $7.50 per share or a total of $1.9 million.

In exchange, we agreed to the following:

•                  to issue to Elan an additional 260,044 shares of Series A Preferred Stock in full satisfaction of our obligations with respect to dividends accrued on the Series A Preferred Stock through October 15, 2001;

•                  to eliminate all of our rights to redeem shares of Series A Preferred Stock, particularly including the right that we had proposed to exercise to override Elan’s Series A conversion rights by redeeming shares of Series A Preferred Stock as to which Elan had given notice of intent to convert;

•                  to eliminate provisions that required the mandatory conversion of all outstanding shares of Series A Preferred Stock on October 15, 2004; and

•                  to dismiss the lawsuit we had filed to enforce our Series A redemption rights.

In connection with the termination of the Series K warrant and the changes to the Series A Preferred Stock, we recorded an additional preferred dividend charge of  $1.7 million in the third quarter of the year ended March 31, 2002, which resulted in total preferred dividends in that quarter of $1.9 million.  The preferred dividend charge reflects a non-cash accounting adjustment required under generally accepted accounting principles to record the fair market value of the Series A Preferred Stock after giving effect to modifications of the terms under the Elan agreement.

See Note 16 Subsequent Event for a discussion of events related to Elan subsequent to December 31, 2003.

4.   MARKETABLE SECURITIES:

Certain information regarding our marketable securities is as follows:

	December 31,
Held to Maturity	2003	2002
Fair Market Value	$5,360,171	$13,533,132
Amortized Cost:
Federal Government	$3,988,836	$7,488,157
Corporate	1,357,212	5,992,976
Total	$5,346,048	$13,481,133
Maturity Information:
Less than one year	$2,259,424	$8,404,090
One to three years	3,086,624	5,077,043
Total	$5,346,048	$13,481,133

5.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2003	2002
Land and building	$1,409,016	$1,409,016
Machinery and equipment	3,719,259	2,916,614
Production molds	1,844,931	1,435,430
Furniture and fixtures	446,860	385,139
Leasehold improvements	157,130	95,213
Assets in process	1,355,670	362,583
	8,932,866	6,603,995
Less – accumulated depreciation	(4,173,195)	(3,706,027)
	$4,759,671	$2,897,968

6.   INTANGIBLE ASSETS

Included in other long-term assets on our balance sheet are goodwill and patents.  There were no changes to our goodwill balance in 2003 or 2002.  Amortization expense for goodwill was not significant for the year ended March 31, 2002. The gross amount of goodwill and the gross amount of patents and the related accumulated amortization were as follows:

	December 31,
	2003	2002
Goodwill	$94,074	$94,074

Patents	1,299,846	1,037,023
Accumulated amortization	(414,331)	(348,293)
	885,515	688,730
	$979,589	$782,804

Amortization expense was as follows:

	Year Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2002
Patents	$66,038	$41,016	$47,292

Amortization of the patents is as follows over the next five years:

Year Ending December 31,
2004	$84,000
2005	88,000
2006	98,000
2007	98,000
2008	95,000

7.   401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees.  All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k).  We match 50% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock.  Currently, participant’s are not allowed to sell our common stock held in their account until their participation in the 401(k) plan is terminated.  Based on changing legislation, we are considering allowing for sales of our common stock in the future. For the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, we recorded an expense of $100,000, $81,000 and $55,000, respectively, related to employer matches of our stock under the 401(k) Plan. The Board of Directors has reserved up to 160,000 shares of common stock for these voluntary employer matches, of which 108,410 shares have been issued and an additional 7,120 shares were committed to be issued at December 31, 2003.

8.   INCOME TAXES:

We had the following deferred tax assets and (liabilities):

	December 31,
	2003	2002
Inventory	$653,252	$441,746
Deferred revenue	349,131	121,194
Other accrued liabilities	136,808	96,011
Depreciation and amortization	(538,969)	(253,612)
Net operating loss carryforwards and credits	34,293,894	31,056,362
Total deferred tax assets	34,894,116	31,461,701
Less valuation allowance	(34,894,116)	(31,461,701)
Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was an increase of $3,432,415, $1,952,210 and $800,000 for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively, mainly due to the increase in net operating loss carry forwards.  As of December 31, 2003, we had net operating loss carry forwards of approximately $88.2 million available to reduce future federal and state taxable income, which expire in 2004 through 2023. Approximately $1.1 million of our carry forwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of our carry forwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

9.   LONG-TERM DEBT:

In November 2003, we entered into a $1.5 million loan agreement with U.S. Bank for the purpose of purchasing capital equipment, which bears interest at the prime rate (4.0% at December 31, 2003) and is due May 31, 2004.  At December 31, 2003, $1.5 million was outstanding under this agreement and we had a $1.5 million certificate of deposit collateralizing the loan amount.  We also have a financing commitment from U.S. Bank to convert the $1.5 million loan to a five-year term loan bearing interest at U.S. Bank’s cost-of-funds rate plus 2.25% prior to May 31, 2004.  At December 31, 2003, this rate would have been 5.20%.  Interest payments are due monthly.  As a result, this amount is reflected in long-term debt. Principal payments called for by the committed 5-year term loan are as follows:

Year Ending December 31,
2004	$175,000
2005	300,000
2006	300,000
2007	300,000
2008	300,000
Thereafter	125,000

10.   SHAREHOLDERS’ EQUITY:

Shareholder Rights Plan

On July 1, 2002, we adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt.  To implement the agreement, Bioject issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on July 19, 2002.

Each right initially entitles shareholders to purchase a fractional share of our preferred stock for $50.00.  However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of our common stock (or 20% in the case of Mazama Capital Management, Inc.), all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for our shares having a value of twice the right’s then-current exercise price.

Preferred Stock

We have authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors.  At December 31, 2003, we had preferred stock authorized and outstanding as follows (see also Notes 3 and 16):

Series A Convertible Preferred Stock

Our Series A Convertible Preferred Stock (“Series A Stock”) is held by Elan Pharmaceuticals Investments, Ltd. (“Elan”). The terms of the Series A Stock were modified in December 2001 to:

•                  eliminate the 9% cumulative annual dividend after October 15, 2001;

•                  eliminate the mandatory redemption provisions as well as all other redemption rights that we previously had; and

•                  eliminate the automatic conversion provision.

The Series A Stock has preference in liquidation to our common stock.  A total of 952,738 shares of Series A Stock were outstanding at December 31, 2003, which are convertible, at any time upon Elan’s election, on a 2-for-1 basis into a total of 1,905,476 shares of our common stock (see also Note 16).

Series C Convertible Preferred Stock

Our Series C Convertible Preferred Stock (“Series C Stock”) is also held by Elan.  The Series C Stock has preference in liquidation to our common stock.  A total of 391,830 shares of Series C Stock were outstanding at December 31, 2003, which are convertible, at any time upon Elan’s election, on a 2-for-1 basis into a total of 783,660 shares of our common stock (see also Note 16).

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

In the future, we may incur a non-cash charge to compensation expense in connection with the issuance of 20,000 shares of our common stock to our Chief Executive Officer.  Under terms of his employment agreement, he will receive the shares of common stock when we first achieve two consecutive quarters of positive earnings per share.  Upon issuance of such shares, we will record a non-cash charge to compensation expense at the fair market value of the stock on the last day of the quarter in which the shares are earned.

Stock Plans

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses and stock appreciation rights for purchase of shares of our common stock at prices and vesting as determined by a committee of the Board.  As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended.  At December 31, 2003, we had options covering 846,178 shares of our common stock available for grant and a total of 3,563,574 shares of common stock reserved for issuance.  Stock option activity is summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, March 31, 2001	1,023,241	$7.27
Options granted	927,993	8.58
Options exercised	(42,506)	5.72
Options cancelled or expired	(115,178)	10.93
Balances, March 31, 2002	1,793,550	7.75
Options granted	594,015	2.48
Options exercised	(44)	4.07
Options cancelled or expired	(45,897)	5.97
Balances, December 31, 2002	2,341,624	6.45
Options granted	471,975	3.62
Options exercised	(10,000)	2.08
Options cancelled or expired	(86,203)	6.70
Balances, December 31, 2003	2,717,396	$5.96

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 1.90 – 3. 45	825,831	4.78	$2.55	449,151	$2.79
3.51 – 5.69	990,381	4.93	4.19	449,336	4.13
6.25 – 10.98	358,534	4.38	9.73	259,613	9.60
11.05 – 13.26	542,650	4.45	11.91	409,812	11.99
$ 1.90 – 13.26	2,717,396	4.69	$5.96	1,567,912	$6.71

At December 31, 2002 and March 31, 2002, 866,139 and 636,115 options, respectively, were exercisable at weighted average exercise prices of $7.17 per share and $6.16 per share, respectively.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 450,000 shares of common stock thereunder.  The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Board of Directors.  The purchase price for shares purchased under the ESPP is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period.  At December 31, 2003, we had 260,353 shares remaining available for purchase under the ESPP.  The following shares were purchased under the ESPP:

	Shares Purchased	Average Price
Year Ended December 31, 2003	105,666	$1.79
Nine Months Ended December 31, 2002	63,330	$2.26
Year Ended March 31, 2002	20,651	$5.27

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price	Amount
Balances, March 31, 2001	1,475,274	$2.80 - 12.50	$12,312,236
Warrants issued in connection with equity transactions, expiring 2006	470,640	11.00 - 13.50	5,348,493
Warrants issued for services, expiring May and November 2004	20,000	6.45	129,000
Warrants issued for services, expiring August 2006	5,000	10.34	51,700
Warrants terminated in connection with modifications to the Elan agreement	(350,000)	12.50	(4,375,000)
Warrant exercised by Elan	(252,666)	7.50	(1,894,995)
Other warrants exercised	(88,665)	4.14 - 11.00	(541,123)
Balances, March 31, 2002	1,279,583	2.80-13.50	11,030,311
Warrants issued for services, expiring May 2005	15,000	4.85	72,750
Warrants cancelled or expired	(96,048)	5.00 - 5.50	(508,270)
Balances, December 31, 2002	1,198,535	2.80-13.50	10,594,791
Warrants cancelled or expired	(13,988)	6.45-6.74	(91,379)
Balances, December 31, 2003	1,184,547	$2.80-13.50	$10,503,412

11.   COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for new space to house our Portland, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option.  We anticipate vacating our current space and occupying the new space in April 2004. Our current facility lease expires June 30, 2004.  We lease our Portland, Oregon warehouse facilities pursuant to a lease that expires in September 2004, with an option to renew for an additional five-year term. We do not intend to renew this lease. We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases. At December 31, 2003, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2004	$191,613	$40,656
2005	341,068	40,656
2006	346,387	34,216
2007	353,984	16,770
2008	362,835	7,110
Thereafter	2,446,056	—
Total minimum lease payments	$4,041,943	139,408
Less amounts representing interest		(27,788)
Present value of future minimum lease payments		$111,620

Lease expense for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002 totaled $259,000, $188,000 and $241,000, respectively.

12.  RELATED PARTY TRANSACTIONS:

In 2002, we loaned $222,000 to Mr. James O’Shea, our Chief Executive Officer, in order to assist him with his relocation from Oregon to New Jersey.  The note is non-interest bearing and is being forgiven in $74,000 increments in each of January 2003, 2004 and 2005, so long as Mr. O’Shea remains the Company’s Chief Executive Officer.

In October 2001, we committed to purchase Mr. O’Shea’s residence in Oregon for $601,000 if not sold by January 1, 2002.  We purchased the residence in January 2002 and sold it in March 2002 for $541,000, recognizing a loss, including real estate fees, of $93,000.

13.  NEW ACCOUNTING PRONOUNCEMENTS:

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

Revenue Recognition

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit.  If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement.  The issuance of SAB 104 has not had any impact on our financial position, results of operations or cash flow.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.”  FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE.  This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective for all new VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  Certain disclosures are effective immediately. In December 2003, the FASB modified FIN 46 (FIN 46R) to clarify some requirements, and ease some implementation problems.  We must apply the new requirements by the end of the first reporting period beginning after December 15, 2003, but, at a minimum, apply the unmodified provisions of the Interpretation to entities that were considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of the Interpretation by the end of the first reporting period ending after December 15, 2003. We do not have any VIEs and therefore, the adoption of FIN 46 did not have any effect on our financial position or results of operations.

14.  UNAUDITED TRANSITIONAL PERIOD OPERATING RESULTS:

The following statement of operations data is included for informational purposes only and is unaudited.

Twelve Months Ended December 31,	2002
Revenue:
Net sales of products	$4,093,750
Licensing and technology fees	2,718,142
Total revenues	6,811,892
Operating expenses:
Manufacturing	5,319,045
Research and development	3,866,058
Selling, general and administrative	5,433,206
Total operating expenses	14,618,309
Operating loss	(7,806,417)
Interest income	672,626
Other loss	(95,437)
Net loss allocable to common shareholders	$(7,229,228)
Basic and diluted net loss per common share	$(0.68)

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected unaudited quarterly financial data for each of the seven quarters in the year ended December 31, 2003 and the transition period ended December 31, 2002 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Transition Period Ended December 31, 2002
Revenue	$1,046	$1,163	$2,095	n/a
Operating expenses	3,079	3,250	3,943	n/a
Net loss	(1,798)	(1,922)	(1,745)	n/a
Basic and diluted net loss per share	(0.17)	(0.18)	(0.16)	n/a

Year Ended December 31, 2003
Revenue	$1,100	$1,420	$1,442	$2,358
Operating expenses	3,406	3,876	3,906	4,716
Net loss	(2,215)	(2,391)	(2,393)	(2,333)
Basic and diluted net loss per share	(0.21)	(0.22)	(0.22)	(0.22)

16.  SUBSEQUENT EVENTS (Unaudited)

In February 2004,  Elan Pharmaceuticals Investments, Ltd. converted all 952,738 shares it held of our Series A preferred stock into a total of 1,905,476 shares of our common stock and all 391,830 shares it held of our Series C preferred stock into a total of 783,660 shares of our common stock.  Following these conversions, we no longer have any Series A or Series C preferred stock outstanding.  Elan still holds Series P warrants exercisable for 505,334 shares of our common stock at a price of $7.50 per share, which expire on June 30, 2006.

In March 2004, we signed a second license and supply agreement with Merial.  Under terms of the agreement, we will provide Merial with an exclusive license for use of a modified version of the Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market.  This new contract expands Merial’s use of our needle-free injection systems and includes product licensing and royalty payments on Merial’s vaccines utilizing the needle-free delivery systems in companion animals.  The product is expected to be commercialized in 2005.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2002,  the Audit Committee of our Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP.  Arthur Andersen LLP’s report on our financial statements for the fiscal year ended March 31, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal year ended March 31, 2001 and during the subsequent interim period through the date of dismissal, May 10, 2002, there were not any disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, or any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

Item 9A. CONTROLS AND PROCEDURES

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

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2004 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2003 pursuant to Regulation 14A.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes equity securities authorized for issuance as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,717,396	$5.96	1,106,531	(1)

Equity compensation plans not approved by shareholders (2)	68,000	5.82	—
Total	2,785,396	$5.96	1,106,531

(1)    Represents 846,178 shares of common stock available for issuance under our 1992 Stock Incentive Plan and 260,353 shares of common stock available for purchase under our 2000 Employee Stock Purchase Plan.  Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or nonstatutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.

(2)    We have issued warrants to purchase an aggregate of 68,000 shares of common stock to various non-employee consultants. The warrants are fully exercisable and have grant dates ranging from February 1998 to May 2002, terms ranging from three years to six years and exercise prices ranging from $2.80 to $10.34.

Additional information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Report of KPMG LLP

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the year ended December 31, 2003, the nine month transition period ended December 31, 2002 and the year ended March 31, 2002

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2003, the nine month transition period ended December 31, 2002 and the year ended March 31, 2002

Consolidated Statements of Cash Flows for the year ended December 31, 2003, the nine month transition period ended December 31, 2002 and the year ended March 31, 2002

Notes to Consolidated Financial Statements

There are no schedules required to be filed herewith.

Reports on Form 8-K

We filed one current report one Form 8-K pursuant to Items 7 and 12 during the quarter ended December 31, 2003.

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

10.3

Executive Employment Agreement between Bioject Inc. and Christopher Pugh dated April 3, 2002. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K for the nine-month transition period ended December 31, 2002.

10.4

Executive Employment Agreement between Bioject Inc. and Eric Mishkin, Ph.D. dated April 8, 2002. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the nine-month transition period ended December 31, 2002.

10.5

Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and John Gandolfo. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2002.

10.6

Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and Michael A. Temple. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2002.

10.7	Restated 1992 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2000.
10.8

Lease Agreement dated September 10, 1996 between Bridgeport Woods Business Park and Bioject Inc. for the Portland, Oregon facility.Incorporated by reference to Company’s Form 10-Q for the quarter ended September 30, 1996.

Exhibit No.	Description
10.8.1

First Amendment dated November 20, 1997 to Lease Agreement dated September 10, 1996 by and between Bridgeport Woods Business Park, LLC and Bioject, Inc.  Incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K for the nine-month transition period ended December 31, 2002.

10.8.2

Second Amendment dated April 22, 2002 to Lease Agreement dated September 10, 1996 by and between Bridgeport Woods Business Park, LLC and Bioject, Inc.  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.9

Lease Extension Agreement dated June 5, 2002, by and between Earl J. Itel and Lois Itel Trust and Bioject, Inc. for the 6000 sq. ft. Tualatin, Oregon warehouse. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.10

Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies, Inc., an Oregon corporation. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the nine-month transition period ended December 31, 2002.

10.11	Form of Series “J” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.12	Form of Series “N” Common Stock Purchase Warrant.Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1998.
10.13	Form of Series “O” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.
10.14	Form of Series “P” Common Stock Purchase Warrant, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001.
10.15	Form of Series “R” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2000.
10.16

Securities Purchase Agreement between Elan International Services, Ltd. and Bioject Medical Technologies Inc. dated October 15, 1997. Incorporated by reference to Exhibit 10.41 to the Company’s Form 8-K filed October 31, 1997.

10.17

Agreement dated December 12, 2001 between the Company, Elan Pharmaceutical Investments, Ltd. and Elan International Services, Ltd.  Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.18

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

10.18.1

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

10.20	Form of Series “S” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.20.1	Form of Registration Rights Agreement for Series “S” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.21	Form of Series “T” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.21.1	Form of Registration Rights Agreement for Series “T” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.22	Form of Series “U” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.22.1	Form of Registration Rights Agreement for Series “U” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.23	Form of Series “V” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.

Exhibit No.	Description
10.23.1	Form of Registration Rights Agreement for Series “V” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.24	Form of Series “W” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.24.1	Form of Registration Rights Agreement for Series “W” Common Stock. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 2001.
10.25	Form of Series “X” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.26	Form of Series “Y” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.27	Form of Series “Z” Common Stock Purchase Warrant. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.
10.28

Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and Leerink Swann & Company dated December 2001. Incorporated by reference to the Company’s Form S-3 dated January 30, 2002.

10.29	Form of Series “AA-1” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the nine-month transition period ended December 31, 2002.
10.30

Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock.  Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K dated July 2, 2002.

10.30.1

First Amendment dated October 8, 2002 to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company.  Incorporated by reference to our registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

10.31	$1.5 million Single Note Payable dated November 25, 2003 between U.S. Bank and Bioject Medical Technologies Inc.
10.31.1	Term loan commitment dated February 13, 2004 between U.S. Bank and Bioject Medical Technologies Inc.
14	Code of Ethics
16	Letter re change in certifying accountant. Incorporated by reference to the Company’s Form 8-K/A-3 dated May 10, 2002.
21	List of Subsidiaries. Incorporated by reference to the Company’s Form 10-K for the year ended March 31, 1999.
23	Consent of KPMG LLP
31.1	Certification of James C. O’Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of John Gandolfo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James C. O’Shea Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of John Gandolfo Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/S/ JAMES C. O’SHEA
James C. O’Shea
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 24, 2004.

SIGNATURE	TITLE

/S/ JAMES C. O’SHEA	Chairman of the Board, President
James C. O’Shea	and Chief Executive Officer
(Principal Executive Officer)

/S/ JOHN GANDOLFO	Chief Financial Officer
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ SANDRA PANEM	Director
Sandra Panem

/s/ EDWARD L. FLYNN	Director
Edward L. Flynn

/S/ WILLIAM A. GOUVEIA	Director
William A. Gouveia

/S/ ERIC T. HERFINDAL	Director
Eric T. Herfindal

/S/ JOSEPH IANELLI	Director
Joseph Ianelli

/S/ RICHARD PLESTINA	Director
Richard Plestina

/S/ JOHN RUEDY, M.D.	Director
John Ruedy, M.D.