Form 10-Q
period 2004-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2004-05-12
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Yes    ☒           No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐           No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	13,539,771
(Class)	(Outstanding at May 10, 2004)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,382,011	$6,893,686
Short-term marketable securities	1,991,941	2,259,424
Accounts receivable, net of allowance for doubtful accounts of $2,795 and $3,000	1,697,926	1,299,979
Receivable from related party, current portion	55,519	74,025
Inventories	1,665,651	1,387,865
Other current assets	293,777	227,243
Total current assets	13,086,825	12,142,222

Long-term marketable securities	267,496	3,086,624
Restricted funds	1,500,000	1,500,000
Property and equipment, net of accumulated depreciation of $4,337,672 and $4,173,195	4,872,862	4,759,671
Other assets, net	1,020,901	979,589
Total assets	$20,748,084	$22,468,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$272,992	$175,000
Accounts payable	1,337,371	1,113,923
Accrued payroll	563,152	432,744
Other accrued liabilities	197,067	464,964
Deferred revenue	67,140	434,119
Total current liabilities	2,437,722	2,620,750

Long-term liabilities:
Long-term lease payable	74,362	81,969
Long-term debt	1,227,008	1,325,000
Deferred revenue	467,862	484,646

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares
authorized; issued and outstanding:
Series A Convertible - 0 shares at March 31, 2004 and 952,738 shares at December 31, 2003, $15 stated value	—	17,149,000
Series C Convertible - 0 shares at March 31, 2004 and 391,830 at December 31, 2003, no stated value	—	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,530,137 and 10,820,481 shares at March 31, 2004 and December 31, 2003 , respectively	108,423,332	88,777,145
Accumulated deficit	(91,882,202)	(90,370,404)
Total shareholders’ equity	16,541,130	17,955,741
Total liabilities and shareholders’ equity	$20,748,084	$22,468,106

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

Revenue:
Net sales of products	$2,006,258	$783,697
License and technology fees	999,699	316,785
	3,005,957	1,100,482

Operating expenses:
Manufacturing	1,802,033	928,997
Research and development	1,496,843	1,139,896
Selling, general and administrative	1,283,330	1,336,675
Total operating expenses	4,582,206	3,405,568
Operating loss	(1,576,249)	(2,305,086)

Interest income	82,116	90,773
Interest expense	(17,665)	(791)
	64,451	89,982
Net loss allocable to common shareholders	$(1,511,798)	$(2,215,104)

Basic and diluted net loss per common share	$(0.12)	$(0.21)

Shares used in per share calculations	12,488,035	10,648,355

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss allocable to common shareholders	$(1,511,798)	$(2,215,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses related to fair value of stock or stock options	54,316	25,607
Stock contriubted to 401(k) plan	17,871	66,308
Contributed capital for services	25,000	—
Depreciation and amortization	185,477	127,814
Forgiveness of related party receivable	18,506	18,506
Changes in operating assets and liabilities:
Accounts receivable	(397,947)	152,263
Inventories	(277,786)	(390,085)
Other current assets	(66,534)	(14,021)
Accounts payable	222,643	148,238
Accrued payroll	130,408	39,581
Other accrued liabilities	(267,897)	(31,116)
Deferred revenue	(383,763)	282,944
Net cash used in operating activities	(2,251,504)	(1,789,065)

Cash flows from investing activities:
Maturity of marketable securities	3,086,611	6,557,447
Capital expenditures	(277,668)	(332,893)
Other assets	(62,312)	(54,551)
Net cash provided by investing activities	2,746,631	6,170,003

Cash flows from financing activities:
Payments made on capital lease obligations	(6,802)	(4,162)
Net cash used in financing activities	(6,802)	(4,162)

Increase in cash and cash equivalents	488,325	4,376,776

Cash and cash equivalents:
Beginning of period	6,893,686	8,895,687
End of period	$7,382,011	$13,272,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,430	$847

Supplemental non-cash information
Conversion of preferred stock to common	$19,549,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three month periods ended March 31, 2004 and 2003 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003 is derived from Bioject Medical Technologies Inc.’s 2003 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2003 Annual Report on Form 10-K.  The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials and components	$841,599	$677,390
Work in process	222,148	80,991
Finished goods	601,904	629,484
	$1,665,651	$1,387,865

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2004	2003
Stock options and warrants	4,454,785	3,547,091
Convertible preferred stock	—	2,689,136
Total	4,454,785	6,236,227

Note 4. Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Three Months Ended March 31,	2004	2003
Net loss, as reported	$(1,511,798)	$(2,215,104)
Add - stock-based employee compensation expense included in reported net loss	54,316	25,607
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(296,932)	(589,228)
Net loss, pro forma	$(1,754,414)	$(2,778,725)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.21)
Pro forma	$(0.14)	$(0.26)

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2004	2003
Risk-free interest rate	3.0%	3.0%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Expected volatility	98%	114%

Note 5. U.S. Bank 5-Year Note

On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note is fixed at 4.73% per annum. Monthly payments, which include principal and interest, total approximately $28,000.  At March 31, 2004, $1.5 million was outstanding under this agreement and we had a $1.5 million certificate of deposit collateralizing the loan amount.

Note 6. Conversion of Series A and Series C Preferred Stock

In February 2004, Elan Pharmaceuticals Investments, Ltd. converted all 952,738 shares it held of our Series A preferred stock into a total of 1,905,476 shares of our common stock and all 391,830 shares it held of our Series C preferred stock into a total of 783,660 shares of our common stock.  Following these conversions, we no longer have any Series A or Series C preferred stock outstanding.  Elan still holds a Series P warrant exercisable for 505,334 shares of our common stock at a price of $7.50 per share, which expires on June 30, 2006.

Note 7. License and Supply Agreement with Merial

In March 2004, we signed a second license and supply agreement with Merial.  Under terms of the agreement, we will provide Merial with an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market. This new contract expands Merial’s use of our needle-free injection systems and includes product licensing and royalty payments on Merial’s vaccines utilizing the needle-free delivery systems in companion animals.  The product is expected to be commercialized in 2005.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND         RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning future financial results, prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, such risks as the risk that our products, including the cool.click™, the SeroJet™ or the Vial Adapter, will not be accepted by the market, the risk that we will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements to commercialization, the fact that our business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development and obtain necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our business. Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, for further discussions of factors which could affect future results.

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

We do not expect to report net income in 2004.

Results of Operations

The consolidated financial data for the three-month periods ended March 31, 2004 and 2003 are presented in the following table:

Three Months Ended March 31,	2004	2003
Revenue:
Net sales of products	$2,006,258	$783,697
Licensing and technology fees	999,699	316,785
	3,005,957	1,100,482
Operating expenses:
Manufacturing	1,802,033	928,997
Research and development	1,496,843	1,139,896
Selling, general and administrative	1,283,330	1,336,675
Total operating expenses	4,582,206	3,405,568
Operating loss	(1,576,249)	(2,305,086)

Interest income	82,116	90,773
Interest expense	(17,665)	(791)
Net loss allocable to common shareholders	$(1,511,798)	$(2,215,104)
Basic and diluted net loss per common share	$(0.12)	$(0.21)
Shares used in per share calculations	12,488,035	10,648,355

The $1.2 million, or 156%, increase in product sales in the first quarter of 2004 compared to the first quarter of 2003 is due to increased sales of our Vial Adapter product to Amgen and increased sales to Serono of the cool.click product.

The $683,000, or 216%, increase in license and technology fees in the first quarter of 2004 compared to the first quarter of 2003 is due to the recognition of $768,000 pursuant to the terms of the production and companion animal license and supply agreement we have with Merial and our revenue recognition policies.  We currently have active licensing and/or development agreements with Serono and Merial.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. The $873,000, or 94%, increase in our manufacturing costs is related to the increase in product sales discussed above.

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products. The increase in research and development expense in the first quarter of 2004 compared to the first quarter of 2003 primarily relates to an increase of $314,000 in costs incurred in relation to moving our 0.5 mL Iject® from the clinical phase to the production phase, including expenses related to the automated sterile fill capabilities.

The $53,000, or 4.0%, decrease in selling, general and administrative expenses is due primarily to a $134,000 reduction in recruiting fees, offset in part by a $32,000 increase payroll and payroll related expenses. Selling, general and administrative expense in the first quarter of 2004 includes non-cash charges totaling $63,000 related to restricted stock grants to employees and consultants.

Interest income decreased to $82,000 in the first quarter of 2004 compared to $91,000 in the first quarter of 2003 due primarily to lower interest rates and lower cash and investment balances in 2004 compared to 2003.  The lower cash and investment balances are due to the fact that we have not raised any capital since December 2001 and, therefore, have been utilizing existing cash and investment balances for operations.

Interest expense increased to $18,000 in the first quarter of 2004 compared to $800 in the first quarter of 2003 due to our $1.5 million outstanding term loan with U.S. Bank, which was not outstanding during the first quarter of 2003.

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

Total cash, cash equivalents, short and long-term marketable securities and restricted funds at March 31, 2004 were $11.1 million compared to $13.7 million at December 31, 2003.  Included in this amount is $1.5 million of restricted funds which secures our loan with U.S. Bank that we used for capital equipment.  Working capital at March 31, 2004 was $10.6 million compared to $9.5 million at December 31, 2003.

The overall decrease in cash, cash equivalents and short and long-term marketable securities during the first quarter of 2004 resulted primarily from $2.3 million used in operations, $278,000 used for capital expenditures and $62,000 used for other investing activities, primarily patent applications.

Net accounts receivable increased to $1.7 million at March 31, 2004 from $1.3 million at December 31, 2003 due primarily to increased product sales.  Included in the balance at March 31, 2004, was $550,000 due from Serono related to cool.click sales and $455,000 due from Amgen related to Vial Adapter sales, of which $185,000 was past due and collected in April 2004.

Receivable from related party, totaling $56,000 at March 31, 2004, relates to a three-year, non-interest bearing loan to our Chief Executive Officer related to his relocation from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains our Chief Executive Officer.

Inventories increased to $1.7 million at March 31, 2004 from $1.4 million at December 31, 2003 and primarily include raw materials and finished goods for the Vial Adapter and the cool.click™ product line.  In April 2004, we moved to a new manufacturing facility, which allowed us to expand our manufacturing lines in order to have adequate manufacturing capacity to fulfill our projected Iject® and other product requirements for 2004 and beyond.  We built an additional $250,000 of inventory in the first quarter of 2004 prior to our April 2004 move in order to ensure an uninterrupted supply to our customers.

Capital expenditures of $278,000 in the first quarter of 2004 were primarily for the purchase of production automation for sterile fill for our Iject® disposable product and capital expenditures related to our facilities move. We anticipate spending up to a total of $2.0 million in 2004 for production molds, manufacturing capabilities and our facilities move.

Accounts payable increased to $1.3 million at March 31, 2004 from $1.1 million at December 31, 2003 due primarily to inventory purchases and purchases related to capital expenditures late in the quarter.

Other accrued liabilities decreased to $197,000 at March 31, 2004 from $465,000 at December 31, 2003 due primarily to a $200,000 payment we made related to outsourced manufacturing space that is being prepared for our sterile fill capabilities.

Deferred revenue totaled $535,000 at March 31, 2004 compared to $919,000 at December 31, 2003.  The balance at March 31, 2004 represents amounts received from Serono pursuant to a license agreement and a non-refundable deposit received from a potential licensing partner.  In the first quarter of 2004, we recognized $268,000, which was deferred at December 31, 2003, related to our license and supply agreement with Merial.

On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note is fixed at 4.73% per annum. Monthly payments, which include principal and interest, total approximately $28,000.  At March 31, 2004, $1.5 million was outstanding under this agreement and we had a $1.5 million certificate of deposit collateralizing the loan amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 24, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates on our investment portfolio and on our $1.5 million 5-year term loan with U.S. Bank.

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of March 31, 2004, our investment portfolio included cash, cash equivalents and marketable corporate debt securities (excluding $1.5 million of restricted funds) of $4.8 million and federal government debt securities of $4.8 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows. At March 31, 2004, we had $1.5 million of long-term fixed interest rate debt outstanding at an interest rate of 4.73% per annum.

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

31.1     Certification of James C. O’Shea pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of John Gandolfo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of James C. O’Shea pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of John Gandolfo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended March 31, 2004, dated March 3, 2004 and filed March 4, 2004 pursuant to Item 12. “Results of Operations and Financial Condition,” regarding our financial results for our quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES O’SHEA
James O’Shea
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)