Form 10-Q
period 2004-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2004-08-12
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	13,640,366
(Class)	(Outstanding at August 9, 2004)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$5,180,895	$6,893,686
Short-term marketable securities	1,455,724	2,259,424
Accounts receivable, net of allowance for doubtful accounts of $2,795 and $3,000	1,152,114	1,299,979
Receivable from related party, current portion	37,013	74,025
Inventories	1,500,703	1,387,865
Other current assets	391,376	227,243
Total current assets	9,717,825	12,142,222

Long-term marketable securities	—	3,086,624
Restricted funds	1,500,000	1,500,000
Property and equipment, net of accumulated depreciation of $4,527,682 and $4,173,195	5,273,499	4,759,671
Other assets, net	1,068,069	979,589
Total assets	$17,559,393	$22,468,106

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$276,231	$175,000
Accounts payable	870,485	1,113,923
Accrued payroll	474,645	432,744
Other accrued liabilities	786,467	464,964
Deferred revenue	70,139	434,119
Total current liabilities	2,477,967	2,620,750

Long-term liabilities:
Long-term lease payable	99,651	81,969
Long-term debt	1,156,755	1,325,000
Deferred revenue	451,076	484,646

Commitments

Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 0 shares at June 30, 2004 and 952,738 shares at December 31, 2003, $15 stated value	—	17,149,000
Series C Convertible - 0 shares at June 30, 2004 and 391,830 at December 31, 2003, no stated value	—	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,598,499 and 10,820,481 shares at June 30, 2004 and December 31, 2003, respectively	108,579,906	88,777,145
Accumulated deficit	(95,205,962)	(90,370,404)
Total shareholders' equity	13,373,944	17,955,741
Total liabilities and shareholders' equity	$17,559,393	$22,468,106

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Net sales of products	$1,958,483	$1,155,634	$3,964,741	$1,939,331
License and technology fees	16,920	263,869	1,016,619	580,654
	1,975,403	1,419,503	4,981,360	2,519,985

Operating expenses:
Manufacturing	1,981,880	1,191,164	3,783,913	2,120,161
Research and development	1,650,745	1,290,035	3,147,588	2,429,931
Selling, general and administrative	1,672,363	1,395,225	2,955,693	2,731,900
Total operating expenses	5,304,988	3,876,424	9,887,194	7,281,992
Operating loss	(3,329,585)	(2,456,921)	(4,905,834)	(4,762,007)

Interest income	27,102	66,785	109,218	157,558
Interest expense	(21,277)	(793)	(38,942)	(1,584)
	5,825	65,992	70,276	155,974
Net loss allocable to common shareholders	$(3,323,760)	$(2,390,929)	$(4,835,558)	$(4,606,033)

Basic and diluted net loss per common share	$(0.24)	$(0.22)	$(0.37)	$(0.43)

Shares used in per share calculations	13,569,658	10,708,247	13,028,847	10,661,539

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss allocable to common shareholders	$(4,835,558)	$(4,606,033)
Adjustments to reconcile net loss allocable to common shareholders to net cash used in operating activities:
Compensation expenses related to fair value of stock or stock options	50,817	39,845
Stock contributed to 401(k) Plan	45,763	92,825
Contributed capital for services	50,000	—
Depreciation and amortization	396,487	258,092
Forgiveness of related party receivable	37,012	37,013
Changes in operating assets and liabilities:
Accounts receivable, net	147,865	(119,669)
Inventories	(112,838)	(285,837)
Other current assets	(164,133)	(161,240)
Accounts payable	(251,387)	161,078
Accrued payroll	41,901	116,724
Other accrued liabilities	321,503	(28,806)
Deferred revenue	(397,550)	266,465
Net cash used in operating activities	(4,670,118)	(4,229,543)

Cash flows from investing activities:
Maturity of marketable securities	3,890,324	7,502,231
Capital expenditures	(828,390)	(989,863)
Other assets	(130,480)	(105,540)
Net cash provided by investing activities	2,931,454	6,406,828

Cash flows from financing activities:
Payments made on capital lease obligations	(14,294)	(8,395)
Payments made on long-term debt	(67,014)	—
Net proceeds from sale of common stock	107,181	83,597
Net cash provided by financing activities	25,873	75,202

Increase (decrease) in cash and cash equivalents	(1,712,791)	2,252,487

Cash and cash equivalents:
Beginning of period	6,893,686	8,895,687
End of period	$5,180,895	$11,148,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,942	$1,508

Supplemental non-cash information:
Conversion of preferred stock to common stock	$19,549,000	$—
Property and equipment acquired with capital lease	39,925	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and six month periods ended June 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003 is derived from Bioject Medical Technologies Inc.’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2003 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials and components	$694,528	$677,390
Work in process	1,917	80,991
Finished goods	804,258	629,484
	$1,500,703	$1,387,865

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2004	2003
Stock options and warrants	4,374,827	3,852,788
Convertible preferred stock	—	2,689,136
Total	4,374,827	6,541,924

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,323,760)	$(2,390,929)	$(4,835,558)	$(4,606,033)
Add (subtract) - stock-based employee compensation expense (income) included in reported net loss	(3,499)	14,238	50,817	39,845
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(314,468)	(658,620)	(611,400)	(1,247,848)
Net loss, pro forma	$(3,641,727)	$(3,035,311)	$(5,396,141)	$(5,814,036)
Basic and diluted net loss per share:
As reported	$(0.24)	$(0.22)	$(0.37)	$(0.43)
Pro forma	$(0.27)	$(0.28)	$(0.41)	$(0.55)

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.0%	3.0%	3.0%	3.0%
Expected dividend yield	0%	0%	0%	0%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	97%	109%	97% - 98%	109% – 110%

Note 5. U.S. Bank 5-Year Note

On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note is fixed at 4.73% per annum. Monthly payments, which include principal and interest, total approximately $28,000. At June 30, 2004, $1.4 million was outstanding under this agreement and we had a $1.5 million certificate of deposit collateralizing the loan amount.

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

Note 8. Termination of Certain Employees

Effective June 30, 2004, we terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations.  We do not intend to refill these positions.  Severance related to these terminations totaled $484,000, of which $47,000 will be satisfied with 27,000 shares of our common stock.  The remaining $437,000 will be paid over the next three to twelve months.  We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.  The severance expense is included in our statement of operations for the three and six month periods ended June 30, 2004 as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

Of the total severance expense, $437,000 is included in accrued liabilities and $47,000 is included in equity on our consolidated balance sheet at June 30, 2004.

Note 9. Sale of Held to Maturity Security

In March 2004, we sold a security classified as “held to maturity” prior to its maturity.  The cost basis of the security was $3.1 million and we recognized a gain on disposition of $26,000.  This security was scheduled to mature in June 2005.  Given recent increases in interest rates, we determined that we would be able to maximize our return if we sold this security prior to its maturity and reinvest the proceeds in securities with maturity dates matching our cash requirements.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning future financial results, prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, such risks as the risk that our products, including the cool.click™, the SeroJet™ or the Vial Adapter, will not be accepted by the market, the risk that we will be unable to enter into additional strategic corporate licensing and supply agreements or maintain existing agreements to commercialization, the fact that our business has never been profitable and may never be profitable, uncertainties related to the time required to complete research and development and obtain necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market, the risk that we may be unable to comply with the extensive government regulations applicable to our business and the risk that we may not be able to generate additional cash through the sale of certain of our assets or from other financing sources on terms acceptable to us or at all. Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, for further discussions of factors which could affect future results.

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

In 2004, our clinical research efforts will continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery.  Currently, we are involved in collaborations with 22 institutions.

In 2004, our other research and development efforts will focus on moving our 0.5 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we will continue to work on product improvements to existing devices and development of products for our strategic partners.

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

Termination of Certain Employees

Effective June 30, 2004, we terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations.  We do not intend to refill these positions.  Severance related to these terminations totaled $484,000, of which $47,000 will be satisfied with 27,000 shares of our common stock.  The remaining $437,000 will be paid over the next three to twelve months.  We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.  The severance expense is included in our statement of operations for the three and six month periods ended June 30, 2004 as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

Of the total severance expense, $437,000 is included in accrued liabilities and $47,000 is included in equity on our consolidated balance sheet at June 30, 2004.

Cash Requirements for Next 12 Months

Anticipated requirements for additional cash for the next twelve months from June 30, 2004 are estimated to total approximately $7.7 million as follows:

Estimated cash required for operations	$7,000,000
Current portion of long-term debt	276,000
Current portion of capital leases	36,000
Estimated cash capital expenditures	350,000
$7,662,000

Cash, cash equivalents and marketable securities at June 30, 2004 (including restricted cash)	$8,137,000

In addition to our current cash resources, we are exploring the possibility of generating additional cash through the sale of currently owned assets or from secured debt financing.  However, there is no guarantee that such arrangements will be available on terms acceptable to us or at all.

Results of Operations

The consolidated financial data for the three and six-month periods ended June 30, 2004 and 2003 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Net sales of products	$1,958,483	$1,155,634	$3,964,741	$1,939,331
Licensing and technology fees	16,920	263,869	1,016,619	580,654
	1,975,403	1,419,503	4,981,360	2,519,985
Operating expenses:
Manufacturing	1,981,880	1,191,164	3,783,913	2,120,161
Research and development	1,650,745	1,290,035	3,147,588	2,429,931
Selling, general and administrative	1,672,363	1,395,225	2,955,693	2,731,900
Total operating expenses	5,304,988	3,876,424	9,887,194	7,281,992
Operating loss	(3,329,585)	(2,456,921)	(4,905,834)	(4,762,007)

Interest income	27,102	66,785	109,218	157,558
Interest expense	(21,277)	(793)	(38,942)	(1,584)
Net loss allocable to common shareholders	$(3,323,760)	$(2,390,929)	$(4,835,558)	$(4,606,033)
Basic and diluted net loss per common share	$(0.24)	$(0.22)	$(0.37)	$(0.43)
Shares used in per share calculations	13,569,658	10,708,247	13,028,847	10,661,539

The $803,000, or 69.5%, increase and the $2.0 million, or 104.4%, increase in product sales in the three and six month periods ended June 30, 2004, respectively, compared to same periods of 2003 are due to increased sales of our Vial Adapter product to Amgen and increased sales to Serono of the cool.click product.  During the first six months of 2003, we did not have Amgen Vial Adapter sales.

The $436,000, or 75.1%, increase in license and technology fees in the six month period ended June 30, 2004 compared to same period of 2003 is primarily due to the recognition of $768,000 in the first quarter of 2004 pursuant to the terms of the production and companion animal license and supply agreement we have with Merial and our revenue recognition policies.  The $247,000, or 93.6%, decrease in the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003 is due to the timing of payments received under our licensing or development agreements.  We currently have active licensing and/or development agreements with Serono, Merial and Path.  In June 2004, we signed a collaboration agreement with PATH, an international non-profit organization, to design and develop a needle-free, single-dose cartridge immunization system for their evaluation.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. The $791,000, or 66.4%, increase and the $1.7 million, or 78.5%, increase in manufacturing expense in the three and six month periods ended June 30, 2004, respectively, compared to same periods of 2003 are due primarily to the increases in product sales discussed above.  Manufacturing expense for the three and six month periods ended June 30, 2004 includes $36,000 of severance charges related to the terminations discussed above.

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products. The $361,000, or 28.0%, increase and the $718,000, or 29.5%, increase in research and development expense in the three and six month periods ended June 30, 2004, respectively, compared to same periods of 2003 are primarily due to $634,000 and $1.3 million of costs in the 2004 periods, respectively, incurred in relation to moving our 0.5 mL Iject® from the clinical phase to the production phase, including expenses related to the automated sterile fill capabilities.  Costs related to this project in the 2003 periods totaled $459,000 and $838,000, respectively. In addition, research and development expense for the three and six month periods ended June 30, 2004 includes $112,000 of severance charges related to the terminations discussed above.

The $277,000, or 19.9%, increase and the $224,000, or 8.2%, increase in selling, general and administrative expense in the three and six month periods ended June 30, 2004, respectively, compared to same periods of 2003 are due to $336,000 of severance costs in the second quarter of 2004 related to the terminations discussed above. The increases were partially offset by a $37,000 and a $23,000 reduction in recruiting fees, respectively, in the 2004 periods compared to the 2003 periods.

Interest income decreased in the 2004 periods compared to the 2003 periods due primarily to lower interest rates and lower cash and investment balances in 2004 compared to 2003.  The lower cash and investment balances are due to the fact that we have not raised any capital since December 2001 and, therefore, have been utilizing existing cash and investment balances for operations.

Interest expense increased to $21,000 and $39,000 in the three and six month periods ended June 30, 2004, respectively, compared to $1,000 and $2,000 in the comparable periods of 2003, respectively, due to our $1.5 million outstanding term loan with U.S. Bank, which was not outstanding during the 2003 periods.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. As discussed above, we anticipate funding our cash commitments for the next twelve-month period ending June 30, 2005 out of existing cash, cash equivalent and marketable securities balances. In addition, we are exploring the possibility of generating additional cash through the sale of currently owned assets or from secured debt financing. However, there is no guarantee that such arrangements will be available on terms acceptable to us or at all.

Total cash, cash equivalents, short and long-term marketable securities and restricted funds at June 30, 2004 were $8.1 million compared to $13.7 million at December 31, 2003.  Included in this amount is $1.5 million of restricted funds which secure our loan with U.S. Bank that we used for capital equipment.  Working capital at June 30, 2004 was $7.2 million compared to $9.5 million at December 31, 2003.

The overall decrease in cash, cash equivalents and short and long-term marketable securities during the first six months of 2004 resulted primarily from $4.7 million used in operations, $828,000 used for capital expenditures and $130,000 used for other investing activities, primarily patent applications.

Net accounts receivable decreased to $1.2 million at June 30, 2004 from $1.3 million at December 31, 2003.  Included in the balance at June 30, 2004, was $796,000 due from Serono related to cool.click sales and $185,000 due from Amgen related to Vial Adapter sales.  Of the amounts due from Serono and Amgen at June 30, 2004, $459,000 was collected in July 2004.

Receivable from related party, totaling $37,000 at June 30, 2004, relates to a three-year, non-interest bearing loan to our Chief Executive Officer related to his relocation from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains our Chief Executive Officer.

Inventories increased to $1.5 million at June 30, 2004 from $1.4 million at December 31, 2003 and primarily include raw materials and finished goods for the Vial Adapter and the cool.click™ product line.

Capital expenditures of $868,000 (including $40,000 of assets purchased with capital lease) in the first six months of 2004 were primarily for the purchase of production automation equipment for sterile fill for our Iject® disposable product and capital expenditures related to our facilities move. We anticipate spending up to a total of $1.0 million in 2004 for production molds, manufacturing capabilities and our facilities move.

Accounts payable decreased to $870,000 at June 30, 2004 from $1.1 million at December 31, 2003 due primarily to reduction of balances owed to our contract filler.

Other accrued liabilities increased to $786,000 at June 30, 2004 from $465,000 at December 31, 2003 due primarily to the accrual of $484,000 of severance at June 30, 2004, which will be paid over the next twelve months.

Deferred revenue totaled $521,000 at June 30, 2004 compared to $919,000 at December 31, 2003.  The balance at June 30, 2004 represents amounts received from Merial and Serono pursuant to their license agreements and a non-refundable deposit received from a potential licensing partner.  In the first six months of 2004, we recognized $268,000, which was deferred at December 31, 2003, related to our license and supply agreement with Merial.

On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note is fixed at 4.73% per annum. Monthly payments, which include principal and interest, total approximately $28,000.  At June 30, 2004, $1.4 million was outstanding under this agreement and we had a $1.5 million certificate of deposit collateralizing the loan amount.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 24, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates on our investment portfolio and on our $1.5 million, 5-year term loan with U.S. Bank.

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of June 30, 2004, our investment portfolio included cash, cash equivalents and marketable corporate debt securities (excluding $1.5 million of restricted funds) of $1.0 million and federal government debt securities of $5.6 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows. At June 30, 2004, we had $1.4 million of long-term fixed interest rate debt outstanding at an interest rate of 4.73% per annum.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on June 10, 2004, at which the following actions were taken:

1.               The shareholders elected the four nominees for director to the Board of Directors.  The three, Class Three directors and the one Class Two director elected, along with the voting results, are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
James C. O’Shea	12,025,682	431,103
Sandra Panem, Ph.D.	12,025,972	430,813
John Ruedy, M.D.	11,972,472	484,313
Joseph R. Ianelli	12,263,202	193,583

The following members of the Board of Directors have terms that did not expire in 2004 and whose terms, therefore, continued after the annual meeting: Edward L. Flynn, William A. Gouveia, Eric T. Herfindal and Richard J. Plestina.

2.               The shareholders approved an exchange of certain employee stock options for a smaller number of stock options with a new exercise price as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
6,416,500	366,769	19,365	5,654,151

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1               Amendment, dated March 30, 2004, to Note, dated November 25, 2003, between U.S. Bank N.A. and Bioject Medical Technologies Inc.

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

We filed one report on Form 8-K during the quarter ended June 30, 2004, which was dated April 28, 2004 and filed April 29, 2004 pursuant to Item 12, Results of Operations and Financial Condition, regarding our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James C. O’Shea
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)