Form 10-Q
period 2004-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2004-11-09
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	13,667,114
(Class)	(Outstanding at November 3, 2004)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$3,516,729	$6,893,686
Short-term marketable securities	858,003	2,259,424
Accounts receivable, net of allowance for doubtful accounts of $2,439 and $3,000	1,122,399	1,299,979
Receivable from related party, current portion	18,506	74,025
Inventories	1,444,078	1,387,865
Other current assets	187,757	227,243
Total current assets	7,147,472	12,142,222

Long-term marketable securities	—	3,086,624
Restricted funds	1,500,000	1,500,000
Property and equipment, net of accumulated depreciation of $4,719,442 and $4,173,195	5,383,603	4,759,671
Other assets, net	1,080,980	979,589
Total assets	$15,112,055	$22,468,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$279,510	$175,000
Accounts payable	875,109	1,113,923
Accrued payroll	677,769	432,744
Other accrued liabilities	571,473	464,964
Deferred revenue	112,545	434,119
Total current liabilities	2,516,406	2,620,750

Long-term liabilities:
Long-term lease payable	138,265	81,969
Long-term debt	1,085,636	1,325,000
Deferred revenue	134,291	484,646

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 0 shares at September 30, 2004 and 952,738 shares at December 31, 2003, $15 stated value	—	17,149,000
Series C Convertible - 0 shares at September 30, 2004 and 391,830 at December 31, 2003, no stated value	—	2,400,000
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,640,366 and 10,820,481 shares at September 30, 2004 and December 31, 2003 , respectively	108,617,317	88,777,145
Accumulated deficit	(97,379,860)	(90,370,404)
Total shareholders’ equity	11,237,457	17,955,741
Total liabilities and shareholders’ equity	$15,112,055	$22,468,106

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Net sales of products	$1,607,865	$1,335,923	$5,572,606	$3,275,254
Licensing and technology fees	453,191	106,539	1,469,810	687,193
	2,061,056	1,442,462	7,042,416	3,962,447

Operating expenses:
Manufacturing	1,624,469	1,378,404	5,408,382	3,498,565
Research and development	1,398,403	1,156,835	4,545,991	3,586,766
Selling, general and administrative	1,220,520	1,370,629	4,176,213	4,102,529
Total operating expenses	4,243,392	3,905,868	14,130,586	11,187,860
Operating loss	(2,182,336)	(2,463,406)	(7,088,170)	(7,225,413)

Interest income	29,743	72,925	138,961	230,483
Interest expense	(21,305)	(2,041)	(60,247)	(3,625)
	8,438	70,884	78,714	226,858
Net loss allocable to common shareholders	$(2,173,898)	$(2,392,522)	$(7,009,456)	$(6,998,555)

Basic and diluted net loss per common share	$(0.16)	$(0.22)	$(0.53)	$(0.65)

Shares used in per share calculations	13,637,312	10,741,168	13,233,149	10,685,807

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss allocable to common shareholders	$(7,009,456)	$(6,998,555)
Adjustments to reconcile net loss allocable to common shareholders to net cash used in operating activities:
Compensation expense related to fair value of stock or stock options	61,468	66,740
Stock contributed to 401(k) Plan	72,523	116,431
Contributed capital for services	50,000	—
Depreciation and amortization	609,247	401,476
Forgiveness of related party receivable	55,519	55,519
Changes in operating assets and liabilities:
Accounts receivable, net	177,580	(465,468)
Inventories	(56,213)	(159,968)
Other current assets	39,486	(355,922)
Accounts payable	(258,608)	487,657
Accrued payroll	245,025	114,593
Other accrued liabilities	106,509	10,606
Deferred revenue	(671,929)	251,444
Net cash used in operating activities	(6,578,849)	(6,475,447)

Cash flows from investing activities:
Maturity of marketable securities	4,488,045	7,789,870
Capital expenditures	(1,068,499)	(1,564,696)
Other assets	(164,391)	(216,103)
Net cash provided by (used in) investing activities	3,255,155	6,009,071

Cash flows from financing activities:
Payments made on capital lease obligations	(25,590)	(14,990)
Payments made on long-term debt	(134,854)
Net proceeds from sale of common stock	107,181	83,597
Net cash provided by financing activities	(53,263)	68,607

Decrease in cash and cash equivalents	(3,376,957)	(397,769)

Cash and cash equivalents:
Beginning of period	6,893,686	8,895,687
End of period	$3,516,729	$8,497,918

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,247	$3,625

Supplemental disclosure of non-cash information:
Conversion of preferred stock to common stock	$19,549,000	$—
Equipment acquired with capital lease	101,680	86,960

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2003 is derived from Bioject Medical Technologies Inc.’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2003 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner, which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials and components	$848,890	$677,390
Work in process	2,030	80,991
Finished goods	593,158	629,484
	$1,444,078	$1,387,865

Note 3. Net Loss Per Share

The following common stock equivalents are excluded from diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended September 30,
	2004	2003
Stock options and warrants	3,662,096	3,874,297
Convertible preferred stock	-	2,689,136
Total	3,662,096	6,563,433

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,173,898)	$(2,392,522)	$(7,009,456)	$(6,998,555)
Add - stock-based employee compensation expense included in reported net loss	10,651	26,895	61,468	66,740
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(247,264)	(668,636)	(858,644)	(1,916,484)
Net loss, pro forma	$(2,410,511)	$(3,034,263)	$(7,806,632)	$(8,848,299)
Basic and diluted net loss per share:
As reported	$(0.16)	$(0.22)	$(0.53)	$(0.65)
Pro forma	$(0.18)	$(0.28)	$(0.59)	$(0.83)

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.0%	3.0%	3.0%	3.0%
Expected dividend yield	0%	0%	0%	0%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	97%	95%	97 - 98%	95 - 110%

Note 5. U.S. Bank 5-Year Note

On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note is fixed at 4.73% per annum.  Monthly payments, which include principal and interest, total approximately $28,000. At September 30, 2004, $1.4 million was outstanding under this agreement and we have a $1.5 million certificate of deposit collateralizing the loan amount.

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

Note 8. Supply Agreement with a Pharmaceutical Company

In September 2004, we signed a supply agreement with a pharmaceutical company to provide them with our needle-free vial adapters to be used with a drug currently on the market.  We anticipate annual product sales related to this agreement to total between $250,000 and $300,000, with sales beginning in the third quarter of 2004.

Note 9. Supply Agreement with Path

In June 2004, we signed a collaboration agreement with Program for Appropriate Technology in Health (“Path”), an international non-profit organization to design and develop a needle-free, single-dose cartridge immunization system for their evaluation.  Pursuant to the terms of the agreement, we will receive milestone payment for prototype equipment and is recognized as a reduction in research and development expense.  We have received $100,000 to date, $44,000 of which is included as current deferred revenue on our consolidated balance sheet at September 30, 2004.

Note 10. Termination of Certain Employees

Effective June 30, 2004, we completed a corporate reorganization which eliminated layers of management, reduced our negative cash flow in future periods, and allows for more direct interface with senior management and operations.  We terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations.  We do not intend to refill these positions.  Severance related to these terminations totaled $484,000, of which $47,000 was satisfied with 27,000 shares of our common stock and $165,000 of which was paid in the third quarter of 2004. We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.

The severance expense is included in our statement of operations for the nine month period ended September 30, 2004 as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

Of the total severance expense, $272,000 is included in accrued liabilities, and is expected to be paid over the next eleven months, and $47,000 is included in equity on our consolidated balance sheet at September 30, 2004.

Note 11. Sale of Held to Maturity Security

In March 2004, we sold a security classified as “held to maturity” prior to its maturity.  The cost basis of the security was $3.1 million and we recognized a gain on disposition of $26,000.  This security was scheduled to mature in June 2005.  Given recent increases in interest rates, we determined that we would be able to maximize our return if we sold this security prior to its maturity and reinvested the proceeds in securities with maturity dates matching our cash requirements.

Note 12.  Subsequent Event

In October 2004, we entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed indication exclusively in Japan.  Terms of the agreement include an upfront license fee, which will be recognized over the term of the agreement. We will also receive regulatory milestone payments, as well as transfer pricing and royalty payments upon commercialization of the drug utilizing the Iject®.  We anticipate commercialization in late 2006.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning future financial results, prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that our products, including the cool.click™, the SeroJet™ or the Vial Adapter, will not be accepted by the market, the risk that we will be unable to successfully develop and negotiate new strategic relationships or maintain existing relationships, the risk that our current or new strategic relationships will not develop into long-term revenue producing relationships, the fact that our business has never been profitable and may never be profitable, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, uncertainties related to our dependence on the continued performance of strategic partners and technology,  uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our  business.  Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, for further discussions of factors which could affect future results.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries. In 2004, we have continued to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2004, our clinical research efforts have continued to be aimed primarily at collaborations in the areas of vaccines and drug delivery.  Currently, we are involved in collaborations with 26 institutions.

In 2004, our other research and development efforts have focused on moving our 0.5 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we have continued to work on product improvements to existing devices and development of products for our strategic partners.

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

Termination of Certain Employees

Effective June 30, 2004, we completed a corporate reorganization which eliminated layers of management, reduced our negative cash flow in future periods, and allows for more direct interface with senior management and operations.  We terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations.  We do not intend to refill these positions.  Severance related to these terminations totaled $484,000, of which $47,000 was satisfied with 27,000 shares of our common stock and $165,000 of which was paid in the third quarter of 2004.  We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.

The severance expense is included in our statement of operations for the nine month period ended September 30, 2004 as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

Of the total severance expense, $272,000 is included in accrued liabilities, and is expected to be paid over the next eleven months, and $47,000 is included in equity on our consolidated balance sheet at September 30, 2004.

Cash Requirements for Next 12 Months

Anticipated requirements for additional cash for the next twelve months from September 30, 2004 are estimated to total approximately $7.1 million as follows:

Estimated cash required for operations	$6,000,000
Current portion of long-term debt	280,000
Current portion of capital leases	49,000
Estimated cash capital expenditures	750,000
$7,079,000

Cash, cash equivalents and marketable securities at September 30, 2004	$4,374,732

In addition to our current cash resources, we intend to generate cash through license and development fees and the raising of approximately $5.0 million through the combination of debt and equity financing.  However, there is no guarantee that such arrangements will be available on terms acceptable to us or at all.

Results of Operations

The consolidated financial data for the three and nine-month periods ended September 30, 2004 and 2003 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Net sales of products	$1,607,865	$1,335,923	$5,572,606	$3,275,254
Licensing and technology fees	453,191	106,539	1,469,810	687,193
	2,061,056	1,442,462	7,042,416	3,962,447
Operating expenses:
Manufacturing	1,624,469	1,378,404	5,408,382	3,498,565
Research and development	1,398,403	1,156,835	4,545,991	3,586,766
Selling, general and administrative	1,220,520	1,370,629	4,176,213	4,102,529
Total operating expenses	4,243,392	3,905,868	14,130,586	11,187,860
Operating loss	(2,182,336)	(2,463,406)	(7,088,170)	(7,225,413)

Interest income	29,743	72,925	138,961	230,483
Interest expense	(21,305)	(2,041)	(60,247)	(3,625)
Net loss allocable to common shareholders	$(2,173,898)	$(2,392,522)	$(7,009,456)	$(6,998,555)
Basic and diluted net loss per common share	$(0.16)	$(0.22)	$(0.53)	$(0.65)
Shares used in per share calculations	13,637,312	10,741,168	13,233,149	10,685,807

The $272,000, or 20.4%, increase and the $2.3 million, or 70.1%, increase in product sales in the three and nine-month periods ended September 30, 2004, respectively, compared to same periods of 2003 are due to increased sales of our Vial Adapter product to Amgen in the nine-month period and increased sales to Serono of the cool.click product in the three and nine-month periods.  Vial Adapter sales to Amgen began in the third quarter of 2003.  In September 2004, we signed a supply agreement with a pharmaceutical company to provide them with our needle-free vial adapters to be used with a drug currently on the market.  We anticipate annual product sales related to this agreement to total between $250,000 and $300,000, beginning in the third quarter of 2004.

The $347,000, or 325.4%, increase in license and technology fees in the three-month period ended September 30, 2004 compared to same period of 2003 is primarily due to the recognition of a $300,000 non-refundable development fee and a $24,000 wind-down fee from a potential licensing partner, and the recognition of $100,000 pursuant to our companion animal license agreement with Merial.  The $783,000, or 113.9%, increase in license and technology fees in the nine-month period ended September 30, 2004 compared to same period of 2003 also includes $768,000 recognized in the first quarter of 2004 pursuant to the terms of the production and companion animal license and supply agreement we have with Merial and our revenue recognition policies.  We currently have active licensing and/or development agreements with Serono, Merial and Path.

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity. The $246,000, or 17.9%, increase and the $1.9 million, or 54.6%, increase in manufacturing expense in the three and nine-month periods ended September 30, 2004, respectively, compared to same periods of 2003 are due primarily to the increases in product sales discussed above. Manufacturing expense for the nine-month period ended September 30, 2004 includes $36,000 of severance charges related to the terminations discussed above.

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products. The $242,000, or 20.9%, increase and the $1.0 million, or 26.7%, increase in research and development expense in the three and nine-month periods ended September 30, 2004, respectively, compared to same periods of 2003, are primarily due to $464,000 and $1.8 million of costs incurred in the 2004 periods, respectively, in relation to moving our 0.5 mL Iject® (including expenses related to the automated sterile fill capabilities) from the clinical phase to the production phase. Costs related to these projects in the 2003 periods totaled $370,000 and $1.2 million, respectively. In addition, $389,000 and $600,000 of cost have been incurred in moving the Merial companion animal project to production in the three and nine month periods of 2004, respectively.  No Merial companion animal project expenses were incurred in the comparable 2003 periods. Further, research and development expense for the nine-month period ended September 30, 2004 includes $112,000 of severance charges related to the terminations discussed above.

The $150,000, or 11.0%, decrease in selling, general and administrative expense in the three month period ended September 30, 2004 compared to the same period of 2003 is primarily due to reduced salary and travel expenses. The $74,000, or 1.8%, increase in selling, general and administrative expense in the nine-month period ended September 30, 2004 compared to same period of 2003 is due to $336,000 of severance costs related to the terminations discussed above, offset in part by a $180,000 reduction in recruiting and relocation costs and an $80,000 decrease in non-severance related salaries.

Interest income decreased in the 2004 periods compared to the 2003 periods due primarily to lower interest rates and lower cash and investment balances in 2004 compared to 2003.  The lower cash and investment balances are due to the fact that we have not raised any capital since December 2001 and, therefore, have been utilizing existing cash and investment balances for operations.

Interest expense increased to $21,000 and $60,000 in the three and nine-month periods ended September 30, 2004, respectively, compared to $2,000 and $4,000 in the comparable periods of 2003, respectively, due to our $1.5 million outstanding term loan with U.S. Bank, which was not outstanding during the 2003 periods.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. As discussed above, we anticipate funding our cash commitments for the next twelve-month period ending September 30, 2005 out of existing cash, cash equivalents, marketable securities, license and development fees and proceeds from debt and equity financings. However, there is no guarantee that such arrangements will be available on terms acceptable to us or at all.

Total cash, cash equivalents, short and long-term marketable securities and restricted funds at September 30, 2004 were $5.9 million compared to $13.7 million at December 31, 2003.  Included in this amount is $1.5 million of restricted funds which secure our loan with U.S. Bank that we used for capital equipment.  Working capital at September 30, 2004 was $4.6 million compared to $9.5 million at December 31, 2003.

The overall decrease in cash, cash equivalents and short and long-term marketable securities during the first nine months of 2004 resulted primarily from $6.6 million used in operations, $1.1 million used for capital expenditures, $164,000 used for other investing activities, primarily patent applications, and $160,000 used for principal payments on long-term debt and capital leases.

Net accounts receivable decreased to $1.1 million at September 30, 2004 from $1.3 million at December 31, 2003.  Included in the balance at September 30, 2004, was $320,000 due from Serono related to cool.click™ sales and $370,000 due from Amgen related to Vial Adapter sales.  Of the amounts due from Serono and Amgen at September 30, 2004, $281,000 was collected in October and November 2004.

Receivable from related party, totaling $19,000 at September 30, 2004, relates to a three-year, non-interest bearing loan to our Chief Executive Officer related to his relocation from Oregon to New Jersey.  The note is being forgiven over the three-year term of the note, beginning January 2002, so long as he remains our Chief Executive Officer.

Inventories were $1.4 million at both September 30, 2004 and December 31, 2003 and primarily include raw materials and finished goods for the Vial Adapter and the cool.click™ product line.

Capital expenditures of $1.1 million in the first nine months of 2004 were primarily for the purchase of production automation equipment for sterile fill for our Iject® disposable product and capital expenditures related to our facilities move. We anticipate spending up to a total of $1.35 million in 2004 for production molds, manufacturing capabilities and our facilities move.

Accounts payable decreased to $875,000 at September 30, 2004 from $1.1 million at December 31, 2003 due primarily to reduction of balances owed to our contract filler and mold suppliers.

Other accrued liabilities increased to $571,000 at September 30, 2004 from $465,000 at December 31, 2003 due primarily to the accrual of $272,000 of severance at September 30, 2004, which will be paid over the next eleven months.

Deferred revenue totaled $247,000 at September 30, 2004 compared to $919,000 at December 31, 2003.  The balance at September 30, 2004 represents amounts received from Serono pursuant to their license agreement. In the first nine months of 2004, we recognized $267,000, which was deferred at December 31, 2003, related to our license and supply agreement with Merial and $413,000 from potential licensing partners.

On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note is fixed at 4.73% per annum. Monthly payments, which include principal and interest, total approximately $28,000.  At September 30, 2004, $1.4 million was outstanding under this agreement and we had a $1.5 million certificate of deposit collateralizing the loan amount.

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

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of September 30, 2004, our investment portfolio included cash, cash equivalents and marketable corporate debt securities (excluding $1.5 million of restricted funds) of $1.1 million and federal government debt securities of $3.3 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows. At September 30, 2004, we had $1.4 million of long-term fixed interest rate debt outstanding at an interest rate of 4.73% per annum.

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

PART II

ITEM 6.                             EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James O’Shea
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)