Form 10-K
period 2004-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2005-03-31
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,662,533, computed by reference to the last sales price ($1.91) as reported by the Nasdaq SmallCap Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004).

The number of shares outstanding of the registrant’s common stock as of March 25, 2005 was 13,741,850 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2004 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

ITEM 1.   BUSINESS

General

We commenced operations in 1985.  We develop needle-free injection systems that improve the way patients take medications and vaccines.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries. In 2004, we continued to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2004, our clinical research efforts have continued to be aimed primarily at collaborations in the areas of vaccines and drug delivery.  Currently, we are involved in collaborations with 20 institutions.

In 2004, our research and development efforts focused on moving our 0.5 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we continued to work on product improvements to existing devices and the development of products for our strategic partners.

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

We currently have active licensing and/or development agreements with Ares Serono, Merial and an undisclosed pharmaceutical company.

Serono  In December 1999, we announced an exclusive license agreement with Serono Laboratories, Inc. (“Serono”), the U.S. affiliate of Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, to deliver Serono’s Saizen® recombinant human growth hormone with a customized version of our Vitajet® needle-free delivery system, the cool.click™, in the U.S. and Canada. In connection with the agreement, Serono paid us a license fee and signed a definitive supply agreement that commenced upon FDA clearance.  No technology development fees were required under the agreement.  The license fee is being recognized over the seven-year term of the agreement.

During the third quarter of the fiscal year ended March 31, 2001, we amended our agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone using the cool.click™.  In addition, Serono was given exclusive worldwide rights to use a customized version of the Vitajet®, the SeroJet™, for AIDS wasting applications.  In exchange for the exclusive worldwide licenses, we received an additional licensing fee, which is being recognized over the remaining term of the agreement.

The agreement may be terminated by mutual written agreement, by Serono for convenience and by either party for failure to meet contractual obligations, for breach and for insolvency.

At December 31, 2004 and 2003, deferred revenue related to Serono was $184,646 and $251,786, respectively. We recognized revenue related to these licensing agreements totaling $67,140, $67,143 and $74,642, respectively, in 2004, 2003 and 2002.

Merial In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system, which is currently in development. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved.  The agreement has a five-year term.  Commercialization is expected in 2006.

In March 2004, we signed a second license and supply agreement with Merial.  Under terms of this  agreement, we will provide Merial with an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term with a three-year automatic renewal. Commercialization is expected in 2005.

The August 2002 agreement may be terminated by us if Merial has not obtained regulatory approval by June 2005.  The March 2004 agreement may be terminated by us if Merial has not obtained regulatory approval by March 2006.  Both agreements may be terminated by Merial for any reason and by either party for failure to meet contractual obligations and for bankruptcy.

Revenue on these arrangements has been recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved.  We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems.  Any additional indications or drugs will have separately negotiated terms.  At December 31, 2004 and 2003, deferred revenue related to Merial was $0 and $267,863, respectively. We recognized revenue of $1.6 million, $500,000 and $850,000 pursuant to these agreements in 2004, 2003 and 2002, respectively.

Agreement with a Japanese Pharmaceutical Company In October 2004, we entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed drug exclusively in Japan.  Terms of the agreement include an upfront license fee, which will be recognized over the ten-year term of the agreement. We will also receive regulatory milestone payments, as well as transfer pricing and royalty payments upon commercialization of the drug utilizing the Iject®.  We anticipate commercialization in late 2006.

The agreement may be terminated by either party for insolvency, material breach, denial of regulatory approval, a failed clinical study, lack of safety of the device for human use, for financial hardship or third-party patent infringement.

At December 31, 2004, deferred revenue related to this agreement was $336,300 and we recognized revenue of $5,700 pursuant to this agreement in 2004.

We are actively pursuing additional strategic partnering relationships with a number of other pharmaceutical and biotechnology companies.

We currently sell needle-free Vial Adapters used in the drug reconstitution process for lyophilized (powdered) drugs to Amgen and Ferring. In addition to these agreements, we sell our needle-free injection system, the Biojector® 2000, or B-2000, directly to healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle.  Currently, our Biojector® 2000 is being utilized by the National Institutes of Health in human trials of vaccines for HIV and the Ebola virus.

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

March 2001	Received FDA clearance for a modified version of our Vitajet®, called the SeroJet™, to administer injections of Serono’s human growth hormone Serostim® for the treatment of AIDS wasting.
April 2001	Received FDA clearance to market a Reconstitution Kit and Vial Connector.
October 2001	Entered into a license and development agreement with Alkermes for the use of our Iject® single-use disposable jet injector.
October 2001	National Institutes of Health uses our Biojector® 2000 system in testing of first AIDS vaccine.
January 2002	Entered into an agreement with Memorial Sloan-Kettering for the use of our Biojector® 2000 system in DNA vaccine research.
August 2002	Entered into a license and supply agreement with Merial for delivery of their veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system.
March 2003	Signed a supply agreement with Amgen for our needle-free Vial Adapter product.
June 2003

Signed a services and supply subcontract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation - Frederick (SAIC). Under SAIC’s contract with the National Cancer Institute, the federal government will utilize our Biojector® 2000 needle-free technology in HIV and Ebola clinical trials.

December 2003

Completed a Phase I clinical study comparing our Iject® pre-filled, needle-free drug delivery system to the traditional needle-and-syringe. The results of the study indicated that the Iject® device was less painful and easier to use than needle and syringe and preferred by volunteers.

March 2004

Signed a second license and supply agreement with Merial to provide them with an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market.

June 2004

Signed a collaboration agreement with Program for Appropriate Technology in Health (“Path”), an international non-profit organization, to design and develop a needle-free, single-dose cartridge immunization system for their evaluation

July 2004	Received FDA clearance to market the Q-Cap™ Needle-Free Reconstitution 13mm Vial Adapter.
September 2004	Signed a supply agreement with Ferring for our needle-free Vial Adapter product.
October 2004	Entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed indication exclusively in Japan.

“Biojector,” “Bioject,” “Vitajet,” “Iject,” “Iject-R,” “Vetjet,” “Medivax,” “SeroJet” and “Q-Cap” are trademarks or registered trademarks of Bioject Medical Technologies Inc.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 450 Fifty Street N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain some of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.bioject.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain copies of these reports by contacting Investor Relations at 908-470-2800 x 5103.

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

Description of Our Products

Biojector® 2000

Our Biojector® 2000 system (B-2000) consists of two components: a hand-held, reusable jet injector and a sterile, single-use, disposable plastic syringe capable of delivering variable doses of medication up to 1.0 mL. The B-2000 system is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle.

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

The current suggested retail list price for the Biojector® 2000 professional jet injector is $1,200, and the suggested retail list price for Biojector® syringes is $150 for a box of 100 syringes.  CO2 cartridges are sold for a suggested retail price of $6.00 for a box of ten.  Discounts are offered for volume purchases.

Drug Reconstitution System

The needle-free drug reconstitution system allows for the transfer of diluents to reconstitute powdered medications into liquid form and withdrawal of liquid medication into a syringe without the use of a needle. Our 13mm Vial Adapter has a compact, polycarbonate spike design to draw up liquid medication and to reconstitute lyophilized (powdered) medication.  It allows healthcare workers and patients to access medication without using a needle. The Vial Adapter fits most single and multi- dose medication vials available in the U.S. and European markets, and is widely used in clinics and home healthcare throughout North America.  While the Vial Adapter is an integral part of the needle-free syringe packaging for the Biojector 2000 needle-free injection system, it functions perfectly with any conventional syringe.

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

Vitajet®

The Vitajet® is also composed of two components, a portable injector unit and a disposable syringe.  It is smaller and lower in cost than other products in our  needle-free offering.  The method of operation and drug delivery is similar to the Biojector®, except that the Vitajet® is powered by a spring rather than by CO2.  Due to its ease of use and lower cost, it is a good solution for home-use self-injection.  Vitajet’s® regulatory labeling limits its use to the injection of Insulin.  A modified Vitajet®, called the cool.click™, has received regulatory clearance for injection of Serono’s human growth hormone Saizen® and another modified Vitajet®, called the SeroJet™, has regulatory clearance for administering the Serono human growth hormone Serostim® for the treatment of AIDS wasting. The Vetjet™ is a modified Vitajet®  for use in the veterinary market and is licensed to Merial.  We believe that the Vitajet® has the potential to achieve regulatory labeling for additional subcutaneous injections.

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

Our primary sales and marketing objective is to form development, licensing and supply arrangements with leading pharmaceutical, biotechnology and veterinary companies, which would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to our products for a specific application or medical indication; ii) development fees if we customize one of our products for the customer or develop a new product; iii) milestone  payments related to the customer’s progress in developing products to be used in conjunction with our products; iv) royalty revenue derived from strategic partners’ drug sales; and v) product revenues from the sale of our products to the customer pursuant to a supply agreement.  Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company’s injectable pharmaceutical products, along with our products, to end-users. We have one Vice President of Business Development whose primary focus is to identify companies and drugs that fit our targeted profile.

We intend to focus the direct sales efforts of our needle-free injection systems on the military and public health markets. To implement our direct sales and marketing efforts, we currently employ a national sales manager, one strategic accounts manager, one customer service representative, and four part-time nurse trainers.  Our direct sales efforts have resulted in the signing of renewable supply agreements with the State of Alaska, the Departments of Public Health for the District of Columbia, the County of San Francisco and Anne Arundel County (MD).  We have also entered into a five-year Federal Supply Schedule purchasing agreement through the Veterans Administration, valid through March 2007. This contract authorizes direct sales to all branches of the U.S. Department of Defense, U.S. Public Health Service and the Federal Bureau of Prisons.  We recently entered into a supply agreement with Broadlane Inc., valid through December 2005, which governs direct sales to a large U.S. healthcare corporation.

Selling to new customers in our target markets is often a lengthy process.  A new customer is typically adopting our products as a new technology. Accordingly, the purchase approval process usually involves a lengthy product evaluation process, including testing and approval by several individuals or committees within the potential customer’s organization and a thorough cost-benefit analysis.

The medical equipment market is highly competitive, and competition is likely to intensify.  Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe.  Leading suppliers of needle-syringes and safety syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.05 to $0.28 per unit.  Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.32 to $1.00 per unit.  The average price per injection with the B-2000 is approximately $0.66 to $1.50.

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

We believe that we are the only company that has a product like the B-2000 product cleared by the U.S. Food and Drug Administration to give both subcutaneous and intramuscular injections up to 1.0 mL. Several companies are developing devices that will likely compete with our jet injection products for certain applications, but to date, none have obtained U.S. marketing regulatory clearance for both subcutaneous and intramuscular indications. We are not aware of any current competing products with U.S. regulatory approval that have the total features and benefits comparable to the B-2000 system. The Biojector® is suitable for both intramuscular and subcutaneous injections of up to 1 mL in the professional and home injection markets.

We are aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 mL or less.  These products include: the Medi-Jector Vision®, which is manufactured by Antares Pharma; and the mhi-500, which is manufactured by The Medical House. These products compete primarily with the Vitajet®.  Current list prices for such injectors range from approximately $190  to $600 per injector.

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

Supply Agreements

We currently have the following significant supply agreements:

Amgen Inc. A two-year agreement for Vial Adapters for use with one of their drugs. This agreement expired in March 2005 and may be extend by Amgen for additional years. While this agreement has not yet been, and may not be, extended, we do have firm purchase orders through the third quarter of 2005. We anticipate revenue of approximately $2.3 million in 2005 pursuant to this agreement or from orders from Amgen if the agreement is not extended.

Ferring Pharmaceuticals Inc. A 30-month agreement for Vial Adapters for use with one of their drugs, expiring January 2007, with Ferring having the ability to extend the agreement for two consecutive 12-month periods. The agreement may be terminated by either party for breach of agreement, or if one of the parties files for bankruptcy (either voluntary or involuntary). Revenue for the initial 30-month term is expected to be approximately $550,000.

Chronimed Inc. A one-year supply agreement for B2000® devices and syringes, expiring December 31, 2005.  This agreement may be terminated, by us or by Chronimed, for a material breach of the contract, bankruptcy or insolvency. In addition, Chornimed may terminate the agreement without cause, with 60-days notice. Revenue for the one-year term is expected to be approximately $1.0 million.

Significant Customers

In the year ended December 31, 2004, two customers, Amgen and Serono accounted for approximately 42% and 39% of total revenues, respectively.

Product Line and Geographic Revenue Information

Revenue by product line was as follows:

	Year Ended December 31,		Nine Months Ended December 31,
	2004	2003	2002
Biojector® 2000 (or CO2 powered)	$647,260	$866,843	$580,726
Spring Powered	3,493,604	1,844,822	1,810,053
Vial Adapters	3,188,278	2,602,591	580,628
	7,329,142	5,314,256	2,971,407
License and Technology Fees	2,156,681	1,005,464	1,332,194
	$9,485,823	$6,319,720	$4,303,601

Geographic revenues were as follows:

	Year Ended December 31,		Nine Months Ended December 31,
	2004	2003	2002
United States	$8,212,898	$5,073,446	$2,840,915
All other	1,272,925	1,246,274	1,462,686
	$9,485,823	$6,319,720	$4,303,601

All of our long-lived assets are located in the United States.

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

Patent Summary Table

Item	Issued	Pending	Total
U.S.A. Patents	37	14	51
Foreign Patents	8	25	33
Total	45	39	84

Trademark Summary Table

Item	Issued	Pending	Total
U.S.A. Trademarks	5	2	7
Foreign Trademarks	5	5	10
Total	10	7	17

Our patents expire between 2008 and 2025.

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

We believe that we have independently developed our technology and attempt to assure that our products do not infringe on the proprietary rights of others.  However, if infringement of the proprietary rights of others is alleged and proved, there can be no assurance that we could obtain necessary licenses to that technology on terms and conditions that would not have an adverse effect.  We are not aware of any asserted claim that the Biojector® 2000, the Vitajet®, the cool.click™, the Vetjet™, the SeroJet™ or any product under development violates the proprietary rights of any third party.

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

Government Regulation

Our products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the FDA administers the Federal Food, Drug and Cosmetic Act (“FFDCA”) and has adopted regulations to administer that Act. These regulations include policies that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries and certain malfunctions to the FDA. Our manufacturing facilities and certain of our records are also subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and related regulations. Noncompliance with the Act or its regulations can result in a variety of regulatory actions including warning letters, product detentions, device alerts or field corrections, voluntary and mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

Unless exempted by regulation, the FFDCA provides that medical devices may not be commercially distributed in the U.S. unless they have been cleared by the FDA. The FFDCA provides two basic review procedures for pre-market clearance of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FFDCA. Under Section 510(k), manufacturers provide the FDA with a pre-market notification (“510(k) notification”) of the manufacturer’s intent to begin marketing the product. In the 510(k) notification, the manufacturer must establish, among other things, that the product it plans to market is substantially equivalent to another legally marketed product. To be substantially equivalent, a proposed product must have the same intended use and be determined to be as safe and effective as a legally marketed device. Further, it may not raise questions of safety and effectiveness that are different from those associated with a legally marketed device. Marketing a medical device may commence when the FDA issues correspondence finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission, that it be provided with animal and/or human clinical test results.

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

We are developing the Iject® Needle-Free Injection System, a single or multi-use prefilled disposable injector for self injection, and pre-filled Biojector® syringes.  We plan to seek arrangements with pharmaceutical and biotechnology companies to package their medications in pre-filled Iject® device or Biojector® syringes. See “Research and Product Development.” Before pre-filled Iject® or Biojector® syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties when stored in the pre-filled syringe.  It is the pharmaceutical or biotechnology company’s responsibility to conduct these clinical tests.  It is current FDA policy that such pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (“RFD”) to the Office of Combination Products, (“OCP”).  The pharmaceutical or biotechnology company is responsible for the submission to the OCP.   A pre-filled syringe meets the FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The Office of Combination Products will assign a center with primary jurisdiction for a combination product (CDER, CDRH) and ensure the timely and effective premarket review. The primary or lead review center often will consult or collaborate with other evaluation centers to obtain all the appropriate materials and requirements to process the submission.

We believe that if a drug intended to be used in one of our pre-filled syringes was already the subject of an approved new drug application (“NDA”)  or an abbreviated new drug application (“ANDA”) for intramuscular or subcutaneous injection, then the main issues affecting clearance for use in the pre-filled syringe would be: i) the ability of the syringe to store the drug; ii) the ability of the manufacturer to assure the drug’s stability until used; and iii) the ability to demonstrate that the syringe will safely deliver the proper dose at the proper site.  FDA recommends pre-submission discussions with the OCP to clarify submission requirements. An early Request for Designation can avoid costly delays as the primary requirements and the premarket route (510(k), PMA, NDA) will be determined.

The FDA also regulates and monitors our quality assurance and manufacturing practices. The FDA requires us and our contract manufacturers to demonstrate compliance with current Good Manufacturing Practices (“GMP”) Regulations. These regulations require, among other things, that: i) the manufacturing process be regulated and controlled by the use of written procedures; and ii) the ability to produce devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process.  GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping.  The FDA’s interpretation and enforcement of these requirements has been increasingly strict and will likely continue to be at least as strict in the future.  Failure to adhere to GMP requirements would cause the products produced by us to be considered in violation of the FFDCA and subject to enforcement action.  The FDA monitors compliance with these requirements by requiring manufacturers to register their establishments with the FDA, and by subjecting their manufacturing facilities to periodic FDA inspections. If the inspector observes conditions that violate the FFDCA or GMP regulations, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise, the manufacturer may face potential regulatory action, which may include warning letters, product detentions, device alerts or field corrections, voluntary and mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

In April 2004, we moved to a larger manufacturing facility and the FDA inspected the facility in August 2004 for compliance with Good Manufacturing Practices, with no observations or official actions.

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

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products.  We use clinical magnetic resonance imaging, high speed photography and tissue studies to determine the reliability and performance of new and existing products.  As of December 31, 2004, our research and product development staff, including clinical and regulatory staff members, consisted of 19 employees.  Research and development expense totaled $7.5 million, $6.4 million and $3.3 million for years ended December 31, 2004 and 2003 and the nine-month transition period ended December 31, 2002, respectively.

A primary focus of our research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, we believe our devices are being used in more than 20 clinical research projects both within and outside of the United States, approximately 12 of which are DNA-based. These research projects are being conducted by companies engaged in the development of DNA-based medications as well as by universities and governmental institutions conducting research in this area. There can be no assurance that further clinical studies will prove conclusively that our technology is more effective in delivering DNA-based medications than alternative delivery systems that are currently available or that may be developed in the future.

Developing DNA-based preventative and therapeutic treatments for a variety of diseases is a very active and growing area of medical research. Researchers hope to develop DNA-based treatments for diseases that have previously not been treatable as well as DNA-based alternatives to therapies currently used in the treatment of other diseases. Most DNA therapies currently being developed require injecting the medication either intramuscularly (into the muscle tissue) or intradermally (just under the skin). The Biojector® 2000 is currently the only jet injection device cleared by the FDA for intramuscular injections.  We have developed an adapter for the Biojector® syringe to allow the device to consistently deliver intradermal injections. This adapter is being used in clinical studies to deliver intradermal injections. Initial studies show the adapter to be effective. A published trial with the Naval Medical Research Center using a DNA-based malaria vaccine indicated that the adapter consistently delivered intradermal injections.  In addition, pre-clinical testing in animals provided consistent data indicating effective intradermal injections. This adapter has not been cleared by the FDA to be marketed for intradermal injections and is not currently submitted to the FDA to gain clearance for those claims. If our jet injection technology is proven to enhance the performance of DNA-based medications, this area of medicine could present a significant opportunity for us to license our products to pharmaceutical and biotechnology companies for use in conjunction with their DNA-based medications. There can be no assurance that further clinical studies will prove conclusively that our technology is more effective in delivering DNA-based medications than alternative delivery systems that are either currently available or that may be developed in the future. Further, there can be no assurance, should our technology prove to be more effective in delivering DNA-based medications, that regulatory clearance will be gained to deliver any DNA-based medications using our products. Further, should intradermal delivery of DNA-based medications be critical to effective delivery of those compounds, there is no assurance that we will gain regulatory clearance for intradermal delivery DNA-based medications with our products.

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

The Iject® is ergonomic and aesthetic, and is easily adapted for intradermal injections. This device will target the growing market for patients administering their own injections in the home. Benefits of the Iject® are:  (i) single use, (ii) fully disposable (iii) requires minimal patient interaction, (iv) ready to use; and (v) safe.

The Iject-R™ is designed to be a durable injection device capable of giving multiple injections using pre-filled disposable syringes and a single-use disposable gas power source. This economical, convenient and easy to use device is designed for the home use market, where frequent injections are required. This device is currently in the concept phase of development. Commercialization is dependent upon a partner.

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

We anticipate that our Japanese pharmaceutical partner will be the first company to utilize our Iject® technology. Currently, the Iject® is in the clinical phase of development and we anticipate commercialization in late 2006 with our Japanese pharmaceutical partner, provided that they have successful clinical studies and receive the appropriate regulatory clearances.

Manufacturing

We assemble the Biojector® 2000, the Vitajet®, the cool.click™, the SeroJet™, the Vetjet™ and related syringes from components purchased from outside suppliers. We believe that we have readily available alternative sources for all of our outside suppliers. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for our products.  Further, while we believe that we continue to maintain supplier relationships that will provide a sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required for us to operate efficiently and profitably.

Employees

As of December 31, 2004, we had 71 full-time employees and 22 full-time contract manufacturers, with 19 employees engaged in research and product development, one in business development, three in sales and marketing, 60 in manufacturing (including 22 contract manufacturing workers) and 10 in administration. We engage a limited number of part-time consultants who assist with research and development and sales and marketing activities.  As of December 31, 2004, we had seven consultants and four per diem nurses on contract.  None of our employees are represented by a labor union.

Product Liability

We believe that our products reliably inject medications both subcutaneously and intramuscularly  when used in accordance with product guidelines.  Our current insurance  policies provide coverage at least equal to an aggregate of $10 million with respect to certain product liability claims.  We have experienced one product liability claim to date, and did not incur a significant liability.  There can be no assurance, however, that we will not become subject to more such claims, that our current insurance would cover such claims, or that insurance will continue to be available to us in the future. Our business may be adversely affected by product liability claims.

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

In prior years, several agreements, including those with Hoffman La Roche Pharmaceuticals, Merck & Co. and Amgen, have been canceled by our partners prior to completion.  These agreements were canceled for various reasons, including costs related to obtaining regulatory approval, unsuccessful pre-clinical vaccine studies, changes in vaccine development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy.  No revenue resulted from any of the canceled agreements in 2004 or 2003.

We may be unable to enter into future licensing or supply agreements with major pharmaceutical or biotechnology companies.  Even if we enter into these agreements, they may not result in sustainable long-term revenues which, when combined with revenues from product sales, could be sufficient for us to operate profitably.

We have a history of losses and may never be profitable.  Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow.  At December 31, 2004, we had an accumulated deficit of $99.5 million. We may never be profitable, which could have a negative effect on our stock price.  Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations.  We have not attained profitability at these sales levels.  We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing.  Such financing may not be available on terms favorable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

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

We are subject to extensive government regulation and must continue to comply with these regulations or our business could suffer.  Our products and manufacturing operations are subject to extensive government regulation in both the U.S. and abroad. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”).  In 1987, we received clearance from the FDA under Section 510(k) of the FFDCA to market a hand-held CO2-powered needle-free injection system. The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. Although the Biojector® 2000 system incorporates changes from the system with respect to which our 1987 510(k) marketing clearance was received and expands its intended use, we made the determination that these were not major changes or modifications in intended use or changes in the device that could significantly affect the safety or effectiveness of the device.  Accordingly, we further concluded that the 1987 510(k) clearance permitted us to market the Biojector® 2000 system in the U.S. In June 1994, we received clearance from the FDA under 510(k) to market a version of our Biojector® 2000 system in a configuration targeted at high volume injection applications.  In October 1996, we received 510(k) clearance for a needle-free disposable Vial Adapter device.  In March 1997, we received additional 510(k) clearance for certain enhancements to our Biojector® 2000 system. In June 2000, we received 510(k) clearance for the cool.click™, a modified Vitajet®.  In March 2001, we received 510(k) clearance for the SeroJet™, also a modified Vitajet®.  In April 2001, we received 510(k) clearance to market a Reconstitution Kit and Vial Adapter. In July 2004, we received 510(k) clearance to market the Q-Cap™ Needle-Free Reconstitution 13mm Vial Adapter. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission.

Future changes to manufacturing procedures could require that we file a new 510(k) notification.  Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA pre-market approval (“PMA”) or other regulatory clearances.  PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process. It is current FDA policy that such pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (“RFD”) to the Office of Combination Products (“OCP”). The pharmaceutical or biotechnology company with which we partner is responsible for the submission to the OCP.   A pre-filled syringe meets the FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The OCP will assign a center with primary jurisdiction for a combination product (CDER, CDRH) to ensure the timely and effective pre-market review of the product. Depending on the circumstances, drug and combination drug/device regulation can be much more extensive and time consuming than device regulation.

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

Sales of our Iject® pre-filled syringe product are dependent on regulatory approval being obtained for the product’s use with a given drug to treat a specific condition. It is the responsibility of the strategic partner producing the drug to obtain this approval. The failure of a partner to obtain regulatory approval or to comply with government regulations after approval has been received could harm our business.  In order for a strategic partner to sell our Iject® pre-filled device for delivery of its drug to treat a specific condition, the partner must first obtain government approval. This process is subject to extensive government regulation both in the U.S. and abroad.  As a result, sales of the Iject® product to any strategic partner are dependent on that partner’s ability to obtain regulatory approval. Accordingly, failure of a partner to obtain that approval could cause our financial results to suffer. In addition, if a partner fails to comply with governmental regulations after initial regulatory approval has been obtained, sales of Iject® product to that partner may cease, which could cause our financial results to suffer.  The Iject® is still in development and has not yet been sold commercially.

If we cannot meet international product standards, we will be unable to distribute our products outside of the United States, which could cause our business to suffer.  Distribution of our products in countries other than the U.S. may be subject to regulation in those countries.  Failure to satisfy these regulations would impact our ability to sell our products in these countries and could cause our business to suffer.  Bioject has received the following certifications from TUV Product Services that products and quality system meet the applicable requirements which allows us to label our products with the CE Mark and sell them in the European Community and non European countries.

Certificate	Dated
ISO 9001:1994	October 2004
ISO 13485:1996	October 2004
EN 46001:1996	October 2003
Annex V of the Directive 93/42/EEC on Medical Devices	October 2004
Annex II, section 3 of the Directive 93/42/EEC on Medical Devices	October 2004

We may be unable to continue to meet the standards of ISO 9001 or CE Mark certification however, which could have a material adverse effect on our business and cause our financial results to suffer.

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

We are highly dependent on our key employees, and our business could suffer if they were to leave. Our success depends on the retention of our executive officers, Mr. James O’Shea and Mr. John Gandolfo and other key officers and employees. Competition exists for qualified personnel and our success will depend, in part, on attracting and retaining qualified personnel. Failure in these efforts could have a material adverse effect on our business, financial condition or results of operations.

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares under the Securities Act for sale. We have registered approximately 12.0 million shares for resale on Form S-3 registration statements, including approximately 1.1 million shares issuable upon exercise of warrants.  In addition, we have filed a registration statement of Form S-3, which is not yet effective, for the resale of approximately 3.4 million shares issuable upon exercise of warrants and the conversion of our Series D preferred stock. In addition, we have 1,066,630 shares of common stock reserved for future issuance under our stock option plan. As of December 31, 2004, options to purchase approximately 2.5 million shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

Our stock price may be highly volatile, which increases the risk of securities litigation. The market for our common stock and for the securities of other early-stage, small market-capitalization companies has been highly volatile in recent years. This increases the risk of securities litigation relating to such volatility. We believe that factors such as quarter-to-quarter fluctuations in financial results, new product introductions by us or our competition, public announcements, changing regulatory environments, sales of common stock by certain existing shareholders, substantial product orders and announcement of licensing or product supply agreements with major pharmaceutical or biotechnology companies could contribute to the volatility of the price of our common stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

Item 2.   PROPERTIES

Our principal manufacturing and support facilities are located in approximately 40,500 square feet of leased office and manufacturing space in Portland, Oregon. The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area. The lease, which expires October 31, 2014, has one option to extend for an additional five year term. The rent is approximately $30,000 per month averaged over the life of the lease term.

Our executive and certain other offices are located in a 5,000 square foot facility in New Jersey, which is owned by us.

We believe that our new facilities are sufficient to support our anticipated manufacturing operations and other needs for at least the next ten years.  We believe that, if necessary, we will be able to obtain alternative facilities at rates and under terms comparable to those of the current leases.

Item 3.   LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any litigation that could have a material adverse effect on our financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.           MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq SmallCap Market under the symbol “BJCT.”  The following  table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2004.

Year Ended December 31, 2003	High	Low
Quarter 1	$3.94	$1.99
Quarter 2	5.46	3.00
Quarter 3	4.42	3.49
Quarter 4	3.91	2.35

Year Ended December 31, 2004	High	Low
Quarter 1	$4.15	$2.80
Quarter 2	3.25	1.77
Quarter 3	2.03	0.95
Quarter 4	1.83	0.95

As of March 25, 2005, there were 1,001 shareholders of record and approximately 7,812 beneficial shareholders.

We have not declared any dividends during our history and have no intention of declaring a dividend in the foreseeable future.  Our term loan agreement and credit agreement prohibit us from paying dividends without the lender’s consent.

See Item 12. for Equity Compensation Plan Information.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below for the fiscal years ended March 31, 2001 and 2002, the nine-month period ended December 31, 2002 and the years ended December 31, 2003 and 2004 have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	For the year ended December 31,		For the nine months ended December 31,	For the year ended March 31,
	2004	2003	2002(1)	2002	2001
Consolidated Statement of Operations Data
Revenue	$9,486	$6,320	$4,304	5,219	$2,033
Operating expenses	18,620	15,904	10,272	12,309	7,754
Net loss allocable to common shareholders	(9,081)	(9,332)	(5,465)	(8,491)	(6,025)
Basic and diluted loss per common share allocable to common shareholders	(0.68)	(0.87)	(0.52)	(0.87)	(0.82)
Shares used in per common share calculations	13,342	10,720	10,596	9,778	7,339

	December 31,			March 31,
	2004	2003	2002	2002	2001
Consolidated Balance Sheet Data
Working capital	$8,032	$9,521	$18,313	$13,414	$12,871
Total assets	18,370	22,468	28,234	33,469	17,989
Current portion of long-term debt	1,000	175	—	—	—
Long-term debt, less current portion	2,000	1,325	—	—	—
Long-term leases payable	371	82	26	6	16
Shareholders’ equity	12,335	17,956	26,867	31,966	16,674

(1)          Includes only nine months of operations data due to the change in our fiscal year during 2002 to a fiscal year ending December 31 from a fiscal year ending March 31.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning future financial results, prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that our products, including the B2000 CO2 powered device or the spring-powered device or the Vial Adapter, will not be accepted by the market, the risk that we will be unable to successfully develop and negotiate new strategic relationships or maintain existing relationships, the risk that our current or new strategic relationships will not develop into long-term revenue producing relationships, the fact that our business has never been profitable and may never be profitable, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, uncertainties related to our dependence on the continued performance of strategic partners and technology, uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our  business.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made.  We assume no obligation to update forward-looking statements if conditions or management’s estimates or opinions should change, even if new information becomes available or other events occur in the future.

OVERVIEW

We develop needle-free injection systems that improve the way patients receive medications and vaccines.

In fiscal 2002, we changed our fiscal year end from March 31 to December 31. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto prepared in accordance with U.S. GAAP contained elsewhere in this Form 10-K. The following discussion and analysis explains trends in our financial condition and results of operations for the year ended December 31, 2004 compared to year ended December 31, 2003 and for the year ended December 31, 2003 compared to the year ended December 31, 2002 (unaudited).

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries. In 2004, we continued to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. In 2004, we i) signed a second license and supply agreement with Merial granting an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market; ii) signed a supply agreement with Ferring Pharmaceuticals Inc. (“Ferring”) to provide it with our needle-free Vial Adapters to be used with a drug currently on the market; iii) signed a collaboration agreement with Program for Appropriate Technology in Health (“Path”), an international non-profit organization, to design and develop a needle-free, single-dose cartridge immunization system for their evaluation; and iv) entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed indication exclusively in Japan.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2004, our clinical research efforts continued to be aimed primarily at collaborations in the areas of vaccines and drug delivery.  Currently, we are involved in collaborations with 20 institutions.

In 2004, our research and development efforts focused on moving our 0.5 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we have continued to work on product improvements to existing devices and development of products for our strategic partners.

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

We do not expect to report net income in 2005.

TERMINATION OF CERTAIN EMPLOYEES

Effective June 30, 2004, we completed a corporate reorganization which eliminated layers of management, reduced our negative cash flow in future periods, and allows for more direct interface with senior management and operations.  We terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations.  We do not intend to refill these positions.  Severance related to these terminations totaled $484,000, of which $47,000 was satisfied with 27,000 shares of our common stock and $276,000 of which was paid in 2004.  We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.

The severance expense is included in our statement of operations for 2004 as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

Of the total severance expense, $161,000 is included in accrued liabilities and is expected to be paid over the next three quarters, and $47,000 is included in equity on our consolidated balance sheet at December 31, 2004.

CASH REQUIREMENTS FOR NEXT TWELVE MONTHS

Anticipated requirements for cash for the next twelve months from December 31, 2004 are estimated to total approximately $5.6 million as follows:

Estimated cash required for operations	$3,150,000
Current portion of long-term debt	1,000,000
Current portion of capital leases	50,000
Estimated cash capital expenditures	1,385,000
$5,585,000
Cash, cash equivalents and marketable securities at December 31, 2004	$7,674,086

In addition to our current cash resources, we have a $2.0 million line of credit with $2.0 million available at December 31, 2004.

RESULTS OF OPERATIONS

Due to the fiscal year end change to December 31, the fiscal year ended December 31, 2002 is comprised of only nine months. In order to provide a more meaningful comparison and discussion of trends in revenues and expenses, the consolidated financial data for the twelve-month period ended December 31, 2002 is presented in the following table and is used in the discussion thereafter.

	Year Ended December 31,
	2004	2003	2002
			(Unaudited)
Revenue:
Net sales of products	$7,329,142	$5,314,256	$4,093,750
Licensing and technology fees	2,156,681	1,005,464	2,718,142
	9,485,823	6,319,720	6,811,892
Operating expenses:
Manufacturing	5,893,772	3,937,149	4,649,224
Research and development	7,452,873	6,408,356	4,535,879
Selling, general and administrative	5,273,547	5,558,269	5,433,206
Total operating expenses	18,620,192	15,903,774	14,618,309
Operating loss	(9,134,369)	(9,584,054)	(7,806,417)

Interest income	165,177	259,862	672,626
Interest expense	(111,361)	(8,042)	(2,424)
Other expense	—	—	(93,013)
Net loss allocable to common shareholders	$(9,080,553)	$(9,332,234)	$(7,229,228)
Basic and diluted net loss per common share	$(0.68)	$(0.87)	$(0.68)
Shares used in per share calculations	13,342,140	10,719,902	10,644,877

Revenue

The $2.0 million, or 37.9%, increase in product sales in 2004 compared to 2003 was primarily due to:

•                  an increase of $700,000 in sales of our Vial Adapter product to Amgen;

•                  $144,000 of sales of our Vial Adapter product to Ferring in 2004; and

•                  and an increase of $1.3 million in sales of our spring-powered products to Serono.

These increases were partially offset by a $228,000 decrease in sales of our Vial Adapter product to Berlex.

These increases were due to an increase in units sold. We did not have any significant sales price increases for our products in 2004 compared to 2003.  Significant sales of our Vial Adapter to Amgen began in the third quarter of 2003. Amgen packages the Vial Adapter with one of its drugs for resale to the end user.  In September 2004, we signed a supply agreement with Ferring to provide it with our needle-free Vial Adapters to be used with a drug currently on the market. We anticipate annual product sales related to this agreement to total between $250,000 and $300,000, with $144,000 recognized in 2004.

The $1.2 million, or 29.8%, increase in product sales in 2003 compared to 2002 was due primarily to  $2.0 million in sales of our Vial Adapter product to Amgen in 2003 compared to nominal sales to Amgen in 2002.  The increase was partially offset by reduced SeroJet™ sales, which were $107,000 in 2003 compared to $708,000 in 2002.

The $1.2 million, or 114.5%, increase in license and technology fees in 2004 compared to 2003 was primarily due to:

•                  The recognition of an additional $985,000 in 2004 compared to 2003, pursuant to the terms of the production and companion animal license and supply agreements we have with Merial; and

•                  the recognition of a $300,000 non-refundable development fee and a $24,000 wind-down fee from a potential licensing partner.

The $1.7 million, or 63.0%, decrease in license and technology fees in 2003 compared to 2002 was primarily due to the timing of revenue recognition (see discussion of deferred revenue below) and the recognition of a $1.0 million non-refundable development fee in 2002, which was received from Amgen.  This fee was received in the quarter ended December 31, 2001 and was to be recognized over the term of the agreement with Amgen.  However, in the quarter ended March 31, 2002, Amgen terminated its license and development agreement and, accordingly, we recognized the entire $1.0 million in that quarter.

We currently have active licensing and/or development agreements with Serono, Merial, and an undisclosed Japanese pharmaceutical firm. We currently have active product supply agreements with Amgen, Ferring and Chronimed.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $2.0 million, or 49.7%, increase in manufacturing expense in 2004 compared to 2003 was due primarily to the increases in product sales discussed above. Manufacturing expense in 2004 includes $36,000 of severance charges related to the terminations discussed above.

The $712,000, or 15.3%, decrease in manufacturing expense in 2003 compared to 2002 was primarily due to $497,000 of costs related to inventory scrap and obsolescence in 2002 that were not incurred in 2003. This decrease was partially offset by increased product sales volume and expenses related to the start-up and validation of our Vial Adapter line.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $1.0 million, or 16.3%, increase in research and development expense in 2004 compared to 2003 was primarily due to $2.5 million of costs incurred in 2004 in relation to moving our 0.5 mL Iject® (including expenses related to the automated sterile fill capabilities) from the clinical phase to the production phase compared to $1.9 million of such charges in 2003. In addition, $623,000 has been incurred in 2004 for moving the Merial companion animal project to production, offset in part by approximately $200,000 related to product updates completed in 2003 that were not incurred in 2004.

The $1.9 million, or 41.3%, increase in research and development expense in 2003 compared to 2002 was due to approximately $430,000 in initial set-up costs for our sterile fill capabilities and a $900,000 increase in amounts spent on further development of our Iject® product, $200,000 for the production of the animal jet injector for Merial and $300,000 for our next generation Vitajet®.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $285,000, or 5.1%, decrease in selling, general and administrative expense in 2004 compared to 2003 was primarily due to a $175,000 reduction in recruiting and relocation costs, a $269,000 decrease in non-severance related salaries and a $177,000 decrease in various other costs, partially offset by $336,000 of severance costs in 2004 related to the terminations discussed above.

The $125,000, or 2.3%, increase in selling, general and administrative expenses in 2003 compared to 2002 was due to increases in labor and legal costs being mostly offset by lower consulting costs.

Interest Income

Interest income decreased primarily due to lower interest rates and lower cash and investment balances in 2004 compared to 2003 and in 2003 compared to 2002.  The lower cash and investment balances are due to the fact that, until the fourth quarter of 2004, we had not raised any capital since December 2001 and, therefore, had been utilizing existing cash and investment balances for operations.  In the fourth quarter of 2004, we sold 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million.  In addition, we received $3.0 million of proceeds from a term loan in the fourth quarter of 2004.  Accordingly, we anticipate increased interest income in 2005 compared to 2004.

Interest Expense

Interest expense increased to $111,000 in 2004 compared to $8,000 in 2003 due to our $1.5 million outstanding term loan with U.S. Bank, which was not outstanding during the 2003 periods and was repaid in the fourth quarter of 2004, as well as our $3.0 million term loan, which was entered into in the fourth quarter of 2004.  We expect interest expense to increase in 2005 as a result of our $3.0 million term loan.

Other Expense

Other expense of $93,000 in 2002 represents the loss on the sale of the house we purchased from our Chief Executive Officer in connection with his relocation from Oregon to New Jersey.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. As discussed above, we anticipate funding our cash commitments for the next twelve-month period ending December 31, 2005 out of existing cash, cash equivalents, marketable securities, license and development fees and borrowings under loan agreements. In the fourth quarter of 2004, we sold 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million. This was our first equity financing since December 2001.  In addition, we received proceeds of $3.0 million from a term loan in the fourth quarter of 2004 and entered into a line of credit agreement for up to an additional $2.0 million of available borrowings.

Total cash, cash equivalents, short and long-term marketable securities and restricted funds at December 31, 2004 were $7.7 million compared to $13.7 million at December 31, 2003.  Working capital at December 31, 2004 was $8.0 million compared to $9.5 million at December 31, 2003.

The overall decrease in cash, cash equivalents and short and long-term marketable securities during 2004 resulted primarily from $8.3 million used in operations, $1.3 million used for capital expenditures, $225,000 used for other investing activities, primarily patent applications, $1.5 million used for principal payments on long-term debt and capital leases and $113,000 of debt issuance costs, partially offset by $2.3 million of net proceeds from the sale of Series D preferred stock and $3.0 million of proceeds from a term loan.

Net accounts receivable decreased to $1.0 million at December 31, 2004 from $1.3 million at December 31, 2003.  Included in the balance at December 31, 2004, was $298,000 due from Serono related to cool.click™ sales and $555,000 due from Amgen related to Vial Adapter sales.  Of the amounts due from Serono and Amgen at December 31, 2004, $797,000 was collected prior to the filing of this Form 10-K.

Receivable from related party, which related to a three-year, non-interest bearing loan to our Chief Executive Officer for his relocation from Oregon to New Jersey,  was forgiven over the three-year term ended December 31, 2004.

Inventories were $2.1 million at December 31, 2004 compared to $1.4 million at December 31, 2003 and primarily include raw materials and finished goods for the Vial Adapter and the spring-powered product line. The increase is due to the need for additional inventory to support our increased product sales.

Included in other current assets and other assets, net at December 31, 2004 are debt issuance costs relating to our $3.0 million term loan consisting of $38,000 and $72,000, respectively, of prepaid loan costs and $249,000 and $466,000, respectively, related to the value of a warrant issued to the lender. These debt issuance costs are being amortized over the three-year life of the loan at a rate of approximately $70,000 per quarter.

Capital expenditures of $1.3 million  in 2004 were primarily for the purchase of production automation equipment for sterile fill for our Iject® disposable product and capital expenditures related to our move to a larger facility in the second quarter of 2003. We anticipate spending up to a total of $1.2 million in 2005 for production molds and manufacturing capabilities.

Accounts payable increased to $1.3 million at December 31, 2004 from $1.1 million at December 31, 2003 due primarily to increased inventory purchases, partially offset by a reduction of balances owed to our contract filler and mold suppliers.

Other accrued liabilities decreased to $383,000 at December 31, 2004 from $465,000 at December 31, 2003 due primarily to the reduction of accrued sales tax and accrued payments to our sterile fill process vendor, offset by the accrual of $161,000 of severance at December 31, 2004, which will be paid over the next three quarters and $43,000 related to a warrant to be issued.

Deferred revenue totaled $541,000 at December 31, 2004 compared to $919,000 at December 31, 2003.  The balance at December 31, 2004 represents amounts received from Serono pursuant to their license agreement and from a Japanese pharmaceutical company. In 2004, we recognized $268,000, which was deferred at December 31, 2003, related to our license and supply agreement with Merial and $568,000 from other potential licensing partners.

On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note was fixed at 4.73% per annum. This note was repaid in full in December 2004 upon entering into the $3.0 million term loan discussed below.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”).  The Term Loan matures on December 14, 2007, is payable in 36 equal monthly installments and bears interests at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%.  Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Term Loan.  At December 31, 2004, we had $3.0 million outstanding under the Term Loan at an interest rate of 8.25%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million.  The Credit Agreement matures on December 15, 2006 and bears interest at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%.  Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement.  At December 31, 2004, we did not have any amounts outstanding under the Credit Agreement and $2.0 million was available for future advances.

Both the Term Loan and Credit Agreement restricted our ability to incur additional debt and prohibit us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

Our obligations under the Term Loan and Credit Agreement accelerate upon certain events, including a sale or change of control of Bioject.

In connection with these agreements, on December 15, 2004, we issued to PFG a warrant to purchase 725,000 shares of our common stock at an exercise price of $1.42 per share.  The warrant expires on December 14, 2011.  The value of this warrant was determined to be $736,000 utilizing the Black-Scholes valuation model. The unamortized value of $715,000 at December 31, 2004 is recorded on our balance sheet as components of other current assets and other assets, net, as described above.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2004 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond
Long-Term Debt	$3,000,000	$1,000,000	$2,000,000	$—	$—
Capital Commitments	170,308	170,308	—	—	—
Operating Leases	3,952,046	350,104	717,723	754,446	2,129,773
Capital Leases	210,052	65,577	100,828	43,647	—
Purchase Order Commitments	311,923	311,923	—	—	—
	$7,644,329	$1,897,912	$2,818,551	$798,093	$2,129,773

NEW ACCOUNTING PRONOUNCEMENTS

See Note 15. of Notes to Consolidated Financial Statements included under Part II, Item 8. of this Annual Report on Form 10-K.

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

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred.  Licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (“EITF”) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2004, deferred revenues totaled approximately $541,000 and include amounts received from Serono and a Japanese pharmaceutical company pursuant to their agreements.

Inventory Valuation

We evaluate the realizability of our inventory based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors.  All inventories are reviewed quarterly to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record valuation adjustments for inventory based on the above factors.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Asset Impairment

We evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. Based on these analyses, we did not recognize any impairment on our long-lived assets during the periods presented. If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates on our investment portfolio and on our fixed and variable interest rate debt.

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2004, our investment portfolio included cash and cash equivalents and short term marketable securities of $7.7 million. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

We have outstanding a variable rate term loan and line of credit agreement.  These debt obligations therefore expose us to variability in interest payments due to changes in rates.  At December 31, 2004, we had $3.0 million outstanding under our term loan at an interest rate of 8.25%.  No amounts were outstanding under the line of credit agreement at December 31, 2004. Assuming the balances remained constant in 2005, a 10% increase in interest rates would result in an approximately $25,000 increase in interest expense.

Item 8.                                 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bioject Medical Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. and subsidiaries (an Oregon corporation) as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003 and the nine month transition period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and the nine month transition period ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon
February 18, 2005

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$3,848,502	$2,893,686
Short-term marketable securities	3,825,584	6,259,424
Accounts receivable, net of allowance for doubtful accounts of $22,000 and $3,000	1,031,075	1,299,979
Receivable from related party, current portion	—	74,025
Inventories	2,126,681	1,387,865
Other current assets	444,488	227,243
Total current assets	11,276,330	12,142,222

Long-term marketable securities	—	3,086,624
Restricted funds	—	1,500,000
Property and equipment, net of accumulated depreciation of $3,932,845 and $4,173,195	5,431,290	4,759,671
Goodwill	94,074	94,074
Other assets, net	1,568,324	885,515
Total assets	$18,370,018	$22,468,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000,000	$175,000
Accounts payable	1,279,223	1,113,923
Accrued payroll	461,248	432,744
Other accrued liabilities	382,726	464,964
Deferred revenue	121,281	434,119
Total current liabilities	3,244,478	2,620,750

Long-term liabilities:
Long-term lease payable	370,511	81,969
Long-term debt	2,000,000	1,325,000
Deferred revenue	419,606	484,646

Commitments (Note 12)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series A Convertible - 0 shares at December 31, 2004 and 952,738 shares at December 31, 2003, $15 stated value	—	17,149,000
Series C Convertible - 0 shares at December 31, 2004 and 391,830 at December 31, 2003, no stated value	—	2,400,000
Series D Convertible - 2,086,957 shares at December 31, 2004 and 0 shares at December 31, 2003, no stated value, liquidation preference of $1.15 per share	1,878,768	—
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,719,871 shares at December 31, 2004 and 10,820,481shares at December 31, 2003	109,907,612	88,777,145
Accumulated deficit	(99,450,957)	(90,370,404)
Total shareholders’ equity	12,335,423	17,955,741
Total liabilities and shareholders’ equity	$18,370,018	$22,468,106

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the nine-
			month transition
			period ended
	For the year ended December 31,		December 31,
	2004	2003	2002

Revenue:
Net sales of products	$7,329,142	$5,314,256	$2,971,407
Licensing and technology fees	2,156,681	1,005,464	1,332,194
	9,485,823	6,319,720	4,303,601

Operating expenses:
Manufacturing	5,893,772	3,937,149	3,065,873
Research and development	7,452,873	6,408,356	3,334,786
Selling, general and administrative	5,273,547	5,558,269	3,871,139
Total operating expenses	18,620,192	15,903,774	10,271,798
Operating loss	(9,134,369)	(9,584,054)	(5,968,197)

Interest income	165,177	259,862	504,911
Interest expense	(111,361)	(8,042)	(2,185)
	53,816	251,820	502,726
Net loss allocable to common shareholders	$(9,080,553)	$(9,332,234)	$(5,465,471)

Basic and diluted net loss per common share	$(0.68)	$(0.87)	$(0.52)

Shares used in per share calculations	13,342,140	10,719,902	10,595,613

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock									Total
	Series A		Series C		Series D		Common Stock		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity
Balance at March 31, 2002	952,738	$17,149,000	391,830	$2,400,000	—	$—	10,572,435	$87,989,718	$(75,572,699)	$31,966,019
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	44	179	—	179
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	—	—	72,408	198,158	—	198,158
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	—	—	—	167,843	—	167,843
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(5,465,471)	(5,465,471)
Balance at December 31, 2002	952,738	17,149,000	391,830	2,400,000	—	—	10,644,887	88,355,898	(81,038,170)	26,866,728
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	10,000	20,800	—	20,800
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	—	—	165,594	333,707	—	333,707
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	—	—	—	66,740	—	66,740
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(9,332,234)	(9,332,234)
Balance at December 31, 2003	952,738	17,149,000	391,830	2,400,000	—	—	10,820,481	88,777,145	(90,370,404)	17,955,741
Issuance of restricted common stock pursuant to termination of executive	—	—	—	—	—	—	27,000	46,710	—	46,710
Restricted stock awards earned pursuant to stock plans			—	—	—	—	—	71,475	—	71,475
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	1,541	3,205	—	3,205
Stock issuances in connection with 401(k) and ESPP funding	—	—	—	—	—	—	168,313	261,811	—	261,811
Issuance of restricted common stock in exchange for services	—	—	—	—	—	—	13,400	50,000	—	50,000
Conversion of Series A and Series C preferred stock into common stock	(952,738)	(17,149,000)	(391,830)	(2,400,000)	—	—	2,689,136	19,549,000	—	—
Issuance of Series D preferred stock and warrant, net of issuance costs of $109,000			—	—	2,086,957	1,878,768	—	412,412	—	2,291,180
Issuance of warrant in connection with debt financing	—	—	—	—	—	—	—	735,854	—	735,854
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(9,080,553)	(9,080,553)
Balance at December 31, 2004	—	$—	—	$—	2,086,957	$1,878,768	13,719,871	$109,907,612	$(99,450,957)	$12,335,423

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the nine-
			month transition
			period ended
	For the year ended December 31,		December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss allocable to common shareholders	$(9,080,553)	$(9,332,234)	$(5,465,471)
Adjustments to reconcile net loss allocable to common shareholders to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	118,185	66,740	42,710
Stock contributed to 401(k) Plan	99,539	144,074	55,023
Stock issued for services	50,000	—	125,133
Depreciation and amortization	852,204	533,206	335,192
Forgiveness of related party receivable	74,025	74,025	74,025
Changes in operating assets and liabilities:
Accounts receivable	268,904	(738,039)	1,105,029
Inventories	(738,816)	(85,089)	158,137
Other current assets	72,365	(63,695)	61,890
Related party receivable	—	—	(72,075)
Accounts payable	144,257	629,485	(148,209)
Accrued payroll	28,504	(6,022)	85,104
Other accrued liabilities	162,848	351,930	(30,134)
Deferred revenue	(377,878)	599,833	(67,275)
Net cash used in operating activities	(8,326,416)	(7,825,786)	(3,740,921)

Cash flows from investing activities:
Purchase of restricted funds CD	—	(1,500,000)	—
Maturity of restricted funds CD	1,500,000	—	—
Purchase of marketable securities	(1,325,584)	—	(4,500,000)
Maturity of marketable securities	6,846,048	4,135,085	10,363,701
Capital expenditures	(1,327,710)	(2,236,921)	(838,081)
Other assets	(225,069)	(262,823)	(134,377)
Net cash provided by investing activities	5,467,685	135,341	4,891,243

Cash flows from financing activities:
Proceeds from bank loan	—	1,500,000	—
Principal payments made on bank loan	(1,500,000)	—	—
Proceeds from term loan	3,000,000	—	—
Debt issuance costs	(113,179)	—	—
Payments made on capital lease obligations	(37,182)	(21,989)	(10,715)
Net proceeds from the sale of Series D preferred stock	2,291,181	—	—
Net proceeds from the sale of common stock	172,727	210,433	143,314
Net cash provided by financing activities	3,813,547	1,688,444	132,599

Increase (decrease) in cash and cash equivalents	954,816	(6,002,001)	1,282,921

Cash and cash equivalents:
Beginning of period	2,893,686	8,895,687	7,612,766
End of period	$3,848,502	$2,893,686	$8,895,687

Supplemental disclosure of cash flow information:
Cash paid for interest	$99,673	$8,042	$2,185

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$101,680	$91,950	$34,995
Warrant issued in connection with Series D preferred stock	412,412	—	—
Warrant issued in connection with debt financing	735,854	—	—
Conversion of preferred stock to common stock	19,549,000	—	—

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

We commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free drug delivery systems. Since our formation, we have been engaged principally in organizational, financing, research and development, and marketing activities.  Since inception, we have incurred operating losses and, at December 31, 2004, had an accumulated deficit of approximately $99.5 million. Our revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from product sales of the B-2000, Vial Adapter and spring-powered Vitajet® devices and syringes.

Change in Fiscal Year

During 2002, we changed our fiscal year from a March 31 year end to a December 31 year end.

Factors That May Affect Future Results of Operations

Future revenues will depend upon acceptance and use of our products by healthcare providers and on our successfully entering into license, development and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third party payer reimbursements and, accordingly, we cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on our business.  In the future, we are likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect our business.

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

The level of revenues required to generate net income will be affected by a number of factors including the mix of revenues between product sales and licensing and technology fees, pricing of our products, our ability to attain volume-related and automation-related manufacturing efficiencies and the impact of inflation on our manufacturing and other operating costs. There can be no assurance that we will achieve sufficient cost reductions or sell our products at prices or in volumes sufficient to achieve profitability or offset increases in our costs should they occur.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less.  We had $3.8 million and $2.9 million of cash and cash equivalents as of December 31, 2004 and 2003, respectively.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, our securities, which historically were considered “held to maturity,” were recorded at amortized cost adjusted for the amortization of premiums or discounts. Currently, all of our marketable securities are currently classified as “available-for-sale” and, accordingly, are recorded at fair market value, with unrealized gains and losses recorded as a separate component of shareholders’ equity. We had $3.8 million and $6.3 million of short-term marketable securities as of December 31, 2004 and 2003, respectively.  Marketable securities at December 31, 2004 consisted primarily of a bank certificate of deposit and municipal auction securities.  We did not have any unrealized gains or losses as of December 31, 2004.  Marketable securities at December 31, 2003 consisted primarily of government and corporate debt instruments. See Note 3.

Restricted Funds

Restricted funds of $1.5 million at December 31, 2003, which had been invested in a certificate of deposit, represented collateral for our previously outstanding $1.5 million term loan.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We do not have any off-balance sheet credit exposure related to our customers.

Historically, we have not had significant write-offs related to our accounts receivable.  Our bad debt reserve totaled $22,000 and $3,000, respectively, at December 31, 2004 and 2003 and activity related to the bad debt reserve was immaterial in 2004, 2003 and 2002.  Bad debt expense totaled $19,600, $0 and $15,000, respectively, in 2004, 2003 and 2002.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	December 31,
	2004	2003
Raw materials and components	$1,169,613	$677,390
Work in process	155,385	80,991
Finished goods	801,683	629,484
	$2,126,681	$1,387,865

We evaluate the realizability of our inventory based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors.  All inventories are reviewed quarterly to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record valuation adjustments for inventory based on the above factors.  If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

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

Goodwill

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but, instead, is tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. We tested our goodwill in December 2004 for impairment by determining the fair value of the reporting unit and comparing it to its carrying amount and determined that there was no impairment.

Other Assets

Other assets includes costs incurred in the patent application process and debt issuance costs, including amounts related to the value of a warrant issued in connection with the debt (see Note 10).  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with definite useful lives are amortized over the estimated useful life. We amortize our patent costs on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Our patents were reviewed for impairment as discussed below in “Accounting for Long-Lived Assets.”  The debt issuance costs, including  the value of the warrant, are being amortized to interest expense over the three-year life of the related debt.

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents.  We account for and review our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. We did not recognize an impairment on our long-lived assets during the years ended December 31, 2004 or 2003.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2004 and 2003.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer.  In the year ended December 31, 2004, two customers accounted for approximately 42%, and 39%, respectively, of product sales. In the year ended December 31, 2003, two customers accounted for approximately 38% and 34%, respectively, of product sales.  In the nine months ended December 31, 2002, one customer accounted for 59% of net product sales.  At

December 31, 2004, accounts receivable from two customers accounted for 53% and 28%, respectively, of total accounts receivable.  At December 31, 2003, accounts receivable from one customer accounted for 83% of total accounts receivable.

License and  Development Fees

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred.  Licensing revenues, if separable, are recognized over the term of the license agreement.  The FASB’s Emerging Issues Task Force (“EITF”) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete.  Any units that can not be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2004, deferred revenues totaled approximately $541,000 and include amounts received from Serono and a Japanese pharmaceutical company pursuant to their agreements.

Current significant product supply and licensing and technology development agreements are summarized as follows:

Serono

In December 1999, we announced an exclusive license agreement with Serono Laboratories, Inc. (“Serono”), the U.S. affiliate of Serono, S.A., a leading biotechnology company headquartered in Geneva, Switzerland, to deliver Serono’s Saizen® recombinant human growth hormone with a customized version of our Vitajet® needle-free delivery system, the cool.click™, in the U.S. and Canada. In connection with the agreement, Serono paid us a license fee and signed a definitive supply agreement that commenced upon FDA clearance.  No technology development fees were required under the agreement.  The license fee is being recognized over the seven-year term of the agreement.

During the third quarter of the fiscal year ended March 31, 2001, we amended our agreement with Serono to provide Serono with exclusive worldwide distribution rights for its Saizen® recombinant human growth hormone using the cool.click™. In addition, Serono was given exclusive worldwide rights to use a customized version of the Vitajet®, the SeroJet™, for AIDS wasting applications.  In exchange for the exclusive worldwide licenses, we received an additional licensing fee, which is being recognized over the remaining term of the agreement.

The agreement may be terminated by mutual written agreement, by Serono for convenience and by either party for failure to meet contractual obligations, for breach and for insolvency.

At December 31, 2004 and 2003, deferred revenue related to Serono was $184,646 and $251,786, respectively. We recognized revenue related to these licensing agreements totaling $67,140, $67,143 and $74,642, respectively, in 2004, 2003 and 2002.

Merial

In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system, which is currently in development. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved.  The agreement has a five-year term.  Commercialization is expected in 2006.

In March 2004, we signed a second license and supply agreement with Merial.  Under terms of this  agreement, we will provide Merial with an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market.  The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term with a three-year automatic renewal. Commercialization is expected in 2005.

The August 2002 agreement may be terminated by us if Merial has not obtained regulatory approval by June 2005. The March 2004 agreement may be terminated by us if Merial has not obtained regulatory approval by March 2006.  Both agreements may be terminated by Merial for any reason and by either party for failure to meet contractual obligations and for bankruptcy.

Revenue on these arrangements has been recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved.  We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems.  Any additional indications or drugs will have separately negotiated terms.  At December 31, 2004 and 2003, deferred revenue related to Merial was $0 and $267,863, respectively. We recognized revenue of $1.6 million, $500,000 and $850,000 pursuant to these agreements in 2004, 2003 and 2002, respectively.

Ferring

In September 2004, we signed a 30-month supply agreement with Ferring Pharmaceuticals Inc. (“Ferring”) to provide them with our needle-free Vial Adapters to be used with one of their drugs, expiring January 2007, with Ferring having the ability to extend the agreement for two consecutive 12-month periods.  The agreement may be terminated by either party for breach of agreement, or if one of the parties files for bankruptcy (either voluntary or involuntary). Revenue for the initial 30-month term is expected to be approximately $550,000. Sales to Ferring began in the third quarter of 2004. We recognized revenue of $144,000 pursuant to this agreement in 2004.

Agreement with a Japanese Pharmaceutical Company

In October 2004, we entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed drug exclusively in Japan.  Terms of the agreement include an upfront license fee, which will be recognized over the ten-year term of the agreement. We will also receive regulatory milestone payments, as well as transfer pricing and royalty payments upon commercialization of the drug utilizing the Iject®. We anticipate commercialization in late 2006.  At December 31, 2004, deferred revenue related to this agreement was $336,300 and we recognized revenue of $5,700 pursuant to this agreement in 2004.

The agreement may be terminated for insolvency of either party, material breach, denial of regulatory approval, a failed clinical study, lack of safety of the device for human use and for financial hardship or third-party patent infringement.

Chronimed Inc.

A one-year supply agreement for B2000® devices and syringes, expiring December 31, 2005.  This agreement may be terminated, by us or by Chronimed, for a material breach of the contract, bankruptcy or insolvency.  In addition, Chornimed may terminate the agreement without cause, with 60-days notice. Revenue for the one-year term is expected to be approximately $1.0 million.

Other Revenue Recognition Policies

We provide volume discounts to our customers, which are recorded as a reduction to revenue upon the sale of the related products.

Our return policy allows for unopened merchandise to be returned within 60 days of purchase for a 20% restocking fee.  Returns have historically been immaterial and we do not maintain a reserve for returns.  Returns are recorded as a reduction to revenue upon receipt and the 20% restocking fee is recorded as revenue at the same time.

We allow for customer acceptance prior to recognizing revenue related to products being developed pursuant to license and development agreements.

The above revenue recognition policies are consistent with SAB 104 revenue recognition guidance.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At December 31, 2004 and 2003, our deferred tax assets had a 100% valuation allowance.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and valuation allowances for receivables, inventory and deferred income taxes. Actual results could differ from those estimates.

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B-2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities.  Our warranty accrual totaled $31,000 at both December 31, 2004 and 2003 and there was no significant activity in the warranty accrual in 2004, 2003 or 2002.

Segment Reporting and Enterprise-Wide Disclosures

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131 and the fact that our chief operating decision maker does not review disaggregated financial information, we have determined that we operated in one segment during 2004, 2003 and 2002.

Revenue by product line was as follows:

	Year Ended December 31,		Nine Months Ended December 31,
	2004	2003	2002
Biojector® 2000 (or CO2 powered)	$647,260	$866,843	$580,726
Spring Powered	3,493,604	1,844,822	1,810,053
Vial Adapters	3,188,278	2,602,591	580,628
	7,329,142	5,314,256	2,971,407
License and Technology Fees	2,156,681	1,005,464	1,332,194
	$9,485,823	$6,319,720	$4,303,601

Geographic revenues were as follows:

	Year Ended December 31,		Nine Months Ended December 31,
	2004	2003	2002
United States	$8,212,898	$5,073,446	$2,840,915
All other	1,272,925	1,246,274	1,462,686
	$9,485,823	$6,319,720	$4,303,601

All of our long-lived assets are located in the United States.

Comprehensive Income Reporting

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  Comprehensive loss did not differ from currently reported net loss in the periods presented. In future periods, comprehensive income (loss) will include unrealized gains and losses on our available-for-sale securities.

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Year Ended December 31,		Nine Months Ended December 31,
	2004	2003	2002
Stock options and warrants	4,575,437	3,901,943	3,540,159
Convertible preferred stock	2,086,957	2,689,136	2,689,136
Total	6,662,394	6,591,079	6,229,295

Stock-Based Compensation

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123 “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting.

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2004	2003	2002
Net loss allocable to common shareholders, as reported	$(9,081)	$(9,332)	$(5,465)
Add - stock-based employee compensation expense included in reported net loss	118	67	—
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards not previously included in net loss	(1,248)	(2,779)	(3,385)
Net loss allocable to common shareholders, pro forma	$(10,211)	$(12,044)	$(8,850)
Basic and diluted net loss per share:
As reported	$(0.68)	$(0.87)	$(0.52)
Pro forma	$(0.77)	$(1.12)	$(0.84)

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

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

	Year Ended December 31,		Nine Months Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.0%	3.0%	3.0%
Expected dividend yield	0%	0%	0%
Expected lives:
Option plan	5 years	5 years	5 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	26% - 98%	21% - 93%	41% - 114%

The total fair value of options granted during the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002 totaled $353,000, $1.3 million and $1.2 million, respectively, and is amortized on a pro forma basis over the vesting period of the options. The average per share fair value of options granted in the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002 was $1.45, $2.28 and $1.97, respectively.  Options generally vest equally over three years.

See Note 15 for a discussion of SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2003 and for the nine-month transition period ended December 31, 2002 in order to conform to the current presentation.  In particular, we reclassified our auction rate and similar securities to short-term available-for-sale marketable securities from cash and cash equivalents and we also reclassified certain manufacturing expenses to research and development expenses.

3.   MARKETABLE SECURITIES:

As of December 31, 2004, we classify all of our marketable securities as available-for-sale.  As of December 31, 2003, we classified all of our marketable securities as held-to-maturity. Upon the change in classification from held-to-maturity to available-for-sale, we did not recognize any gains or losses as the cost of our marketable securities equaled their fair market value. Held-to-maturity securities are recorded at amortized cost and available-for-sale securities are recorded at fair value with unrealized gains and losses reported in a separate component of shareholders’ equity

Certain information regarding our marketable securities is as follows:

	December 31,
Held-to-Maturity	2004	2003
Fair Market Value	$—	$5,381,572
Amortized Cost:
Federal Government	$—	$902,212
Corporate	—	4,443,836
Total	$—	$5,346,048

Available-for-Sale
Fair market value	$3,825,584	$4,000,000
Cost:
Federal Government	2,500,000	4,000,000
Corporate	1,325,584	—
Total	$3,825,584	$4,000,000

Maturity Information:
Less than one year	$3,825,584	$6,259,424
One to three years	—	3,086,624
Total	$3,825,584	$9,346,048

Gains and losses on the sale of marketable securities are calculated using the specific identification method.  We will record, as a separate component of shareholders’ equity, any unrealized gains and losses on available-for-sale securities.  At December 31, 2004, we did not have any unrealized gains or unrealized losses included in our available-for-sale securities balance.

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

4.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2004	2003
Land and building	$1,409,016	$1,409,016
Machinery and equipment	3,324,244	3,719,259
Production molds	2,418,578	1,844,931
Furniture and fixtures	424,080	446,860
Leasehold improvements	137,109	157,130
Assets in process	1,651,108	1,355,670
	9,364,135	8,932,866
Less – accumulated depreciation	(3,932,845)	(4,173,195)
	$5,431,290	$4,759,671

Assets in process include significant capital assets that are not yet ready for production.  Assets in process are not depreciated until they are substantially complete and ready to be put into production.  We have not recorded any capitalized interest related to our assets in process at December 31, 2004 or 2003.  At December 31, 2004 and 2003, assets in process primarily included assets related to our Iject® sterile fill project.

5.   OTHER ASSETS:

Other assets consists of patent costs and debt issuance costs, including amounts related to the value of a warrant issued in connection with the debt (see Note 10).  The gross amount of patents and the related accumulated amortization were as follows:

	December 31,
	2004	2003
Patents	1,524,915	1,299,846
Accumulated amortization	(495,398)	(414,331)
	$1,029,517	$885,515

Amortization expense related to patents was as follows:

2002	$41,016
2003	66,038
2004	81,067

Amortization of the patents is as follows over the next five years:

Year Ending December 31,
2005	$99,300
2006	106,400
2007	111,400
2008	113,400
2009	113,900

Debt issuance costs, including the value of the warrant, are being amortized to interest expense over the three-year life of the related debt at approximately $70,000 per quarter.

6.   OTHER ACCRUED LIABILITIES:

At December 31, 2004, other accrued liabilities included $160,704 of accrued severance.  No other amounts at December 31, 2004 or 2003 were 5% or more of total current liabilities.

7.   401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees.  All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k).  We match 50% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock. Participant’s are allowed to sell our common stock held in their account and reinvest it in other plan options.  We issued 58,369, 59,928 and 9,078 shares, respectively, and recorded an expense of approximately $99,539, $144,074 and $55,023, respectively, related to employer matches of our stock under the 401(k) Plan related to the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002. The Board of Directors has reserved up to 500,000 shares of common stock for these voluntary employer matches, of which 188,766 shares have been issued, or were committed to be issued, at December 31, 2004.

8.   INCOME TAXES:

We had the following deferred tax assets and (liabilities):

	December 31,
	2004	2003
Inventory	$529,031	$653,252
Deferred revenue	205,537	349,131
Other accrued liabilities	158,617	136,808
Depreciation and amortization	(785,928)	(538,969)
Net operating loss carryforwards and credits	38,032,580	34,293,894
Total deferred tax assets, net	38,139,837	34,894,116
Less valuation allowance	(38,139,837)	(34,894,116)
Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was an increase of $3,245,721, $3,432,415 and $1,952,210 for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, respectively, mainly due to the increase in net operating loss carry forwards.  As of December 31, 2004, we had net operating loss carry forwards of approximately $97.5 million available to reduce future federal and state taxable income, which expire in 2005 through 2024. Approximately $1.1 million of our carry forwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of our carry forwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

9.   LINE OF CREDIT:

On December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Partners for Growth, L.P. (“PFG”), pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million.  The Credit Agreement matures on December 15, 2006 and bears interest at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%.  Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement.  At December 31, 2004, we did not have any amounts outstanding under the Credit Agreement and $2.0 million was available for future advances.

The Credit Agreement restricts our ability to incur additional debt and prohibits us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

10.   LONG-TERM DEBT:

Five-Year Term Loan

In November 2003, we entered into a $1.5 million loan agreement with U.S. Bank for the purpose of purchasing capital equipment. On March 30, 2004, we converted our $1.5 million loan agreement with U.S. Bank into a 5-year term loan.  Interest on the note was fixed at 4.73% per annum.  This loan was paid in full in December 2004 upon entering into the $3.0 million, three-year term loan described below.

Three-Year Term Loan

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with PFG.  The Term Loan matures on December 14, 2007, is payable in 36 equal monthly installments and bears interests at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%.  Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Term Loan.  At December 31, 2004, we had $3.0 million outstanding under the Term Loan at an interest rate of 8.25%.  We incurred loan fees related to this Term Loan totaling $113,000, which are included as a component of other current assets on our balance sheet and are being amortized as additional interest expense over the three-year life of the loan.

The Term Loan restricts our ability to incur additional debt and prohibits us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

Principal payments pursuant to the 3-year term loan are as follows:

Year Ending December 31,
2005	$1,000,000
2006	1,000,000
2007	1,000,000

Our obligations under the Credit Agreement and Term Loan accelerate upon certain events, including a sale or change of control of Bioject.  In addition, there are certain other subjective clauses which could also accelerate the Credit Agreement and Term Loan.  However, pursuant to FASB Technical Bulletin (“FTB”) 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements,” we continue to report the Term Loan as a long-term liability.

In connection with the Credit Agreement and the Term Loan, we issued to PFG a warrant to purchase 725,000 shares of our common stock at an exercise price of $1.42 per share.  The warrant expires on December 14, 2011.  The fair value of the warrant, utilizing the Black-Scholes valuation model was $735,854 and was recorded on our balance sheet as other current assets and other assets, net.  In utilizing the Black-Scholes model, we used a life of 84 months, a risk free interest rate of 4% and a volatility rate of 93.4%.  At December 31, 2004, the remaining unamortized balance of the warrant was $715,237, $248,739 of which is included in other current assets and $466,498 of which is included in other assets, net.

11.   SHAREHOLDERS’ EQUITY:

Shareholder Rights Plan

On July 1, 2002, we adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt.  To implement the agreement, we issued a dividend of one right for each share of our common stock held by shareholders of record as of the close of business on July 19, 2002.

Each right initially entitles shareholders to purchase a fractional share of our preferred stock for $50.00. However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of our common stock (or 20% in the case of Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P.), all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for our shares having a value of twice the right’s then-current exercise price.

Preferred Stock

We have authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors.

Conversion of Series A and Series C Preferred Stock

In February 2004, Elan Pharmaceuticals Investments, Ltd. (“Elan”) converted all 952,738 shares it held of our Series A preferred stock into a total of 1,905,476 shares of our common stock and all 391,830 shares it held of our Series C preferred stock into a total of 783,660 shares of our common stock.  Following these conversions, we no longer have any Series A or Series C preferred stock outstanding.  Elan still holds a Series P warrant exercisable for 505,334 shares of our common stock at a price of $7.50 per share, which expires on June 30, 2006.

Series D Preferred Stock

On November 15, 2004, we entered into a Purchase Agreement with Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “Investors”) in connection with our sale and issuance to the Investors of an aggregate of 2,086,957 shares of our Series D convertible preferred stock and warrants to purchase an aggregate of 626,087 shares of our common stock at $1.15 per share.  The issuance price of the Series D preferred stock was $1.15 per share at an initial conversion rate of one share of Series D preferred stock for one share of common stock, subject to adjustment under certain circumstances.  The warrants expire on November 14, 2008. The net proceeds from the sale of the Series D preferred stock totaled $2.3 million.  The value of the warrant, $513,747, was allocated on a pro rata basis to Series D preferred stock and common stock.

We entered into a Registration Rights Agreement with the Investors, pursuant to which we agreed to file a registration statement under the Securities Act of 1933 to register the underlying common stock issued or issuable upon conversion of the Series D preferred stock and exercise of the warrants under the Securities Act of 1933 within 180 days of November 15, 2004.

In connection with the sale and issuance of the Series D preferred stock and warrants, on November 15, 2004, we entered into a Second Amendment to Rights Agreement, dated as of July 1, 2002 to permit the Investors to own up to an aggregate of 19.99% of our common stock without being deemed an “Acquiring Person” under the Rights Agreement.

The Purchase Agreement provides that one representative of the Investors has the right to attend our board meetings.  In addition, the Series D preferred stock has the following rights and preferences:

•                  Series D preferred stock holders are entitled to receive, pro rata among such holders and on a pari passu basis with the holders of common stock, as if the Series D preferred stock had been converted into common stock, cash dividends at the same rate and in the same amount per share as any and all dividends declared and paid upon the then outstanding shares of our common stock;

•                  In the event of any voluntary or involuntary liquidation, dissolution, or winding up of Bioject, Series D preferred stock holders are entitled to receive a pro rata distribution of the assets available for distribution to our shareholders, before any payment is made in respect of the common stock or any series of preferred stock or other equity securities with rights junior to the Series D preferred stock with respect to liquidation preference, in an amount equal to $1.15 per share plus all accrued but unpaid dividends;

•                  The Series D preferred stock may be converted into common stock.  The initial conversion rate is one share of Series D preferred stock convertible into one share of common stock, subject to adjustment in the event of:

•                  any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event;

•                  any dividend or other distribution to the common stock holders of cash, other assets, or of notes or other indebtedness, or any other of our securities;

•                  any acquisition or asset transfer that is not deemed to be a liquidation;

•                  any stock splits of common stock or stock dividends payable in shares of common stock; or

•                  any issuance to all common stock holders the rights, options or warrants to subscribe for or purchase shares of common stock.

•                  Series D preferred stock holders have the right to one vote for each share of common stock into which Series D preferred stock could then be converted, and, with respect to such vote, the Series D preferred stock holders have full voting rights and powers equal to the voting rights and powers of the holders of common stock; provided, however, that for purposes of determining these voting rights, each share of Series D preferred stock will be deemed to be converted into a number of shares equal to $1.15 divided by $1.30.

•                  We may not, without obtaining the approval of a majority of the outstanding Series D preferred stock:

•                  take any action that adversely affects the rights, privileges and preferences of the Series D preferred stock;

•                  amend, alter or repeal any provision of, or add any provision to, our Articles of Incorporation or bylaws to change the rights, powers, or preferences of the Series D preferred stock;

•                  declare or pay dividends on shares of common stock or preferred stock that is junior to the Series D preferred stock, subject to limited exceptions;

•                  create any new series or class of preferred stock or other security having a preference or priority as to dividends or upon liquidation senior or pari passu with that of the Series D preferred stock;

•                  reclassify any class or series of preferred stock into shares with a preference or priority as to dividends or assets superior to or on a parity with that of the Series D preferred stock;

•                  apply any of our assets to the redemption or acquisition of shares of common stock or preferred stock, which is redeemable by its terms, junior to the Series D preferred stock, subject to limited exceptions;

•                  increase or decrease the number of authorized shares of any series of preferred stock or our common stock;

•                  agree to an acquisition of, or sale of all or substantially all of, our assets;

•                  materially change the nature of our business; or

•                  liquidate, dissolve or wind up Bioject’s affairs.

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

In the future, we may incur a non-cash charge for compensation expense in connection with the issuance of 20,000 shares of our common stock to our Chief Executive Officer.  Under terms of his employment agreement, he will receive the shares of common stock when we first achieve two consecutive quarters of positive earnings per share.  Upon issuance of such shares, we will record a non-cash charge to compensation expense at the fair market value of the stock on the last day of the quarter in which the shares are earned.

Stock Plans

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by a committee of the Board.  As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended.  At December 31, 2004, we had options covering 1,066,630 shares of our common stock available for grant and a total of 3,162,433 shares of common stock reserved for issuance.

Stock option activity is summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, March 31, 2002	1,793,550	$7.75
Options granted	594,015	2.48
Options exercised	(44)	4.07
Options cancelled or expired	(45,897)	5.97
Balances, December 31, 2002	2,341,624	6.45
Options granted	471,975	3.62
Options exercised	(10,000)	2.08
Options cancelled or expired	(86,203)	6.70
Balances, December 31, 2003	2,717,396	5.96
Options granted	144,530	2.44
Options exercised	(1,541)	2.08
Options cancelled or expired	(764,582)	6.40
Balances, December 31, 2004	2,095,803	$5.56

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.01 – 3. 45	776,209	5.2	$2.41	529,543	$2.46
3.51 – 5.69	709,038	3.7	4.16	560,320	4.15
6.25 – 10.98	147,056	3.0	9.44	147,056	9.44
11.05 – 13.26	463,500	3.7	11.77	463,333	11.77
$1.01 – 13.26	2,095,803	4.5	$5.56	1,700,252	$6.15

At December 31, 2003 and 2002, 1,567,912 and 866,139 options, respectively, were exercisable at weighted average exercise prices of $6.71 per share and $7.17 per share, respectively.

At our 2004 Annual Meeting of Shareholders, our shareholders approved a stock option exchange program (the “Option Exchange Program”).  Under the Option Exchange Program, our employees were given a one-time opportunity to exchange some or all of the eligible stock options they held on July 29, 2004 for a lesser number of options at a new exercise price equal to the closing price of our common stock on the date the new options were to be granted, which was expected to be on or about February 28, 2005.  The actual date of grant was March 1, 2005. Our five most highly compensated officers, members of our Board of Directors, consultants, former and retired employees were not eligible to participate in this program.

The replacement options vest and become exercisable as to 50% of the total on each of the first and second anniversary of the grant date.  The term of all new option grants is five years.  The Option Exchange Program was structured so that employees who elected to participate had to exchange a number of old options with a value that approximated or was greater than the value of the number of new options they received in the exchange.

The Option Exchange Program reduced the number of shares covered by outstanding options. Options to purchase 339,428 shares were surrendered in the Option Exchange Program in exchange for options to purchase 129,618 shares.

Options were eligible for the Option Exchange Program if they met the following specific criteria:

•                  They were held by an employee of Bioject or a subsidiary on July 29, 2004, and the person remained an employee through August 25, 2004 (the last day options could be exchanged);

•                  They had an exercise price between $4.50 per share and $13.26 per share; and

•                  They had an original expiration date at least six months after the date the option was cancelled (August 25, 2004).

Under the Option Exchange Program, a series of exchange ratios were established such that, in our belief, the value of the old options surrendered was equal to or greater than the value of the new options granted.  In all cases, an optionholder was required to surrender a greater number of existing stock options than the number of new stock options issued in this exchange.

The following table shows the number of eligible options surrendered by employees, the number of new options received and certain other information :

Exercise Price Range	Number of Shares Underlying Eligible Options Surrendered	Weighted Average Exercise Price	Weighted Average Remaining Life	Exchange Ratio (eligible options to new options)	Shares Underlying New Options Granted
$4.50 – $7.00	103,300	$4.71	4.6 years	1.5 to 1	67,194
$7.01 – $10.00	14,928	$8.62	2.4 years	2.5 to 1	5,969
$10.01 – $13.26	221,200	$10.97	4.0 years	3.5 to 1	56,455
$4.50 – $13.26	339,428	$8.96	4.0 years	2.3 to 1	129,618

The valuation model we applied to determine the exchange ratios took into account a number of variables, including current stock price, stock volatility, risk-free rate of return, historical dividend yield and the duration and vesting provisions of the options being valued.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 450,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors.  The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. At December 31, 2004, we had 150,409 shares remaining available for purchase under the ESPP.  The following shares were purchased under the ESPP:

	Shares Purchased	Average Price
Year Ended December 31, 2004	109,944	$1.48
Year Ended December 31, 2003	105,666	$1.79
Nine Months Ended December 31, 2002	63,330	$2.26

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price	Amount
Balances, March 31, 2002	1,279,583	$2.80-13.50	$11,030,311
Warrants issued for services, expiring May 2005	15,000	4.85	72,750
Warrants cancelled or expired	(96,048)	5.00 –5.50	(508,270)
Balances, December 31, 2002	1,198,535	2.80-13.50	10,594,791
Warrants cancelled or expired	(13,988)	6.45-6.74	(91,379)
Balances, December 31, 2003	1,184,547	2.80-13.50	10,503,412
Warrants issued in connection with debt, expiring December 14, 2011	725,000	1.42	1,029,500
Warrants issued in connection with Series D preferred stock, expiring November 14, 2008	626,087	1.15	720,000
Warrants cancelled or expired	(56,000)	4.61	(258,200)
Balances, December 31, 2004	2,479,634	$1.15 – 13.50	$11,994,712

12.   COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for new space to house our Portland, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option.  We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases. At December 31, 2004, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2005	$350,104	$65,577
2006	354,239	59,137
2007	363,484	41,691
2008	372,568	32,040
2009	381,878	11,607
Thereafter	2,129,773	—
Total minimum lease payments	$3,952,046	210,052
Less amounts representing interest		(35,199)
Present value of future minimum lease payments		$174,853

Lease expense for the years ended December 31, 2004 and 2003 and for the nine months ended December 31, 2002 totaled $477,000, $259,000 and $188,000, respectively.  Included in long-term lease payable on our balance sheet at December 31, 2004 is $245,086 related to deferred rent payable on our Tualatin, Oregon facility operating lease.

13.  TERMINATION OF CERTAIN EMPLOYEES:

Effective June 30, 2004, we completed a corporate reorganization which eliminated layers of management, reduced our negative cash flow in future periods, and allows for more direct interface with senior management and operations.  We terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations.  We do not intend to refill these positions.  Severance related to these terminations totaled $484,000, of which $47,000 was satisfied with 27,000 shares of our common stock and $276,000 of which was paid in 2004. We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.

The severance expense is included in our statement of operations for 2004 as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

Of the total severance expense, approximately $161,000 is included in accrued liabilities at December 31, 2004, and is expected to be paid over the next three quarters.

14.  RELATED PARTY TRANSACTIONS:

In 2002, we loaned $222,000 to Mr. James O’Shea, our Chief Executive Officer, in order to assist him with his relocation from Oregon to New Jersey.  The note was non-interest bearing and was forgiven over a three-year period as long as Mr. O’Shea remained our Chief Executive Officer. As of December 31, 2004, the entire amount had been forgiven.

15.  NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. SFAS No. 123R will not have any effect on our cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not expect that the adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flow.

16.  UNAUDITED TRANSITIONAL PERIOD OPERATING RESULTS:

The following statement of operations data is included for informational purposes only and is unaudited.

Twelve Months Ended December 31,	2002
Revenue:
Net sales of products	$4,093,750
Licensing and technology fees	2,718,142
Total revenues	6,811,892
Operating expenses:
Manufacturing	4,649,224
Research and development	4,535,879
Selling, general and administrative	5,433,206
Total operating expenses	14,618,309
Operating loss	(7,806,417)
Interest income	672,626
Interest expense	(2,424)
Other loss	(93,013)
Net loss allocable to common shareholders	$(7,229,228)
Basic and diluted net loss per common share	$(0.68)

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2004 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2003
Revenue	$1,100	$1,420	$1,442	$2,358
Operating expenses	3,406	3,876	3,906	4,716
Net loss	(2,215)	(2,391)	(2,393)	(2,333)
Basic and diluted net loss per share	(0.21)	(0.22)	(0.22)	(0.22)

Year Ended December 31, 2004
Revenue	$3,006	$1,975	$2,061	$2,444
Operating expenses	4,582	5,305	4,243	4,490
Net loss	(1,512)	(3,324)	(2,174)	(2,071)
Basic and diluted net loss per share	(0.12)	(0.24)	(0.16)	(0.15)

18.  SUBSEQUENT EVENT (Unaudited):

In January 2005, we signed a one-year supply agreement with Chronimed Inc. for B2000® devices and syringes, expiring December 31, 2005.  Revenue for the one-year term is expected to be approximately $1.0 million.

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

Item 9B. OTHER INFORMATION

None.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2005 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2004 pursuant to Regulation 14A.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,095,803		$5.56	1,217,039	(1)

Equity compensation plans not approved by shareholders(2)	28,000		6.71	—
Total	2,123,803	(3)	$5.58	1,217,039

(1)          Represents 1,066,630 shares of common stock available for issuance under our 1992 Stock Incentive Plan and 150,409 shares of common stock available for purchase under our 2000 Employee Stock Purchase Plan.  Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or nonstatutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.

(2)          We have issued and outstanding warrants to purchase an aggregate of 28,000 shares of common stock to various non-employee consultants. The warrants are fully exercisable and have grant dates ranging from December 2000 to June 2002, with five-year terms and exercise prices ranging from $4.85 to $10.34.

(3)          In March 2005, options to purchase 129,618 shares with an exercise price of $1.69 were issued in connection with our option exchange program pursuant to which options to purchase 339,428 shares with a weighted average exercise price of $8.96 were surrendered and cancelled in August 2004.  See Note 11 of Notes to Financial Statements for additional information.

Additional information required by this item is included in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and for the nine month transition period ended December 31, 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004 and 2003 and for the nine month transition period ended December 31, 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the nine month transition period ended December 31, 2002

Notes to Consolidated Financial Statements

There are no schedules required to be filed herewith.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.  Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.
3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2000.
4.1

Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1

First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2

Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

10.1*	Employment Agreement with James C. O’Shea dated October 3, 1995. Incorporated by reference to Form 10-Q for the quarter ended September 30, 1995.
10.1.1*	Amendment, dated August 31, 2004, to Executive Employment Agreement with James C. O’Shea dated October 3, 1995.
10.2*	Amended Employment Agreement between Bioject Inc. and Joseph Michael Redmond dated February 8, 2000. Incorporated by reference to Form 10-K for the year ended March 31, 2000.
10.3*	Executive Employment Agreement between Bioject Inc. and Christopher Pugh dated April 3, 2002. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.
10.4*	Executive Employment Agreement between Bioject Inc. and Eric Mishkin, Ph.D. dated April 8, 2002. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.
10.5*

Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and John Gandolfo. Incorporated by reference to Form 10-K for the year ended March 31, 2002.

10.5.1*	Amendment, dated August 31, 2004, to Executive Employment Agreement with John Gandolfo dated March 14, 2002.

Exhibit No.	Description
10.6*	Restated 1992 Stock Incentive Plan. Incorporated by reference Form 10-Q for the quarter ended September 30, 2000.
10.7

Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies, Inc., an Oregon corporation. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.

10.8	Form of Series “J” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 1998.
10.9	Form of Series “N” Common Stock Purchase Warrant.Incorporated by reference to Form 10-K for the year ended March 31, 1998.
10.10	Form of Series “O” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 1999.
10.11	Form of Series “P” Common Stock Purchase Warrant, as amended. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2001.
10.12	Form of Series “R” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2000.
10.13

License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to Form 10-Q for the quarter ended December 31, 1999.

10.13.1

Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-K for the year ended March 31, 2000.

10.14	Form of Series “S” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.14.1	Form of Registration Rights Agreement for Series “S” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.15	Form of Series “T” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.15.1	Form of Registration Rights Agreement for Series “T” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.16	Form of Series “U” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.16.1	Form of Registration Rights Agreement for Series “U” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.17	Form of Series “V” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.17.1	Form of Registration Rights Agreement for Series “V” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.18	Form of Series “W” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.18.1	Form of Registration Rights Agreement for Series “W” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.19	Form of Series “X” Common Stock Purchase Warrant. Incorporated by reference to Form S-3 dated January 30, 2002.
10.20	Form of Series “Y” Common Stock Purchase Warrant. Incorporated by reference to Form S-3 dated January 30, 2002.
10.21	Form of Series “Z” Common Stock Purchase Warrant. Incorporated by reference to Form S-3 dated January 30, 2002.
10.22	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and Leerink Swann & Company dated December 2001. Incorporated by reference to Form S-3 dated January 30, 2002.
10.23	Form of Series “AA-1” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.28 to Form 10-K for the nine-month transition period ended December 31, 2002.
10.24	$1.5 million Single Note Payable dated November 25, 2003 between U.S. Bank and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for the year ended December 31, 2003.
10.24.1

Amendment, dated March 30, 2004, to Note, dated November 25, 2003, between U.S. Bank N.A. and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.	Description
10.25

Purchase Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Science Opportunities Fund II, L.P. and Life Science Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.26

Registration Rights Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Science Opportunities Fund II, L.P. and Life Science Opportunities Fund II (Institutional), L.P. Incorporated by reference to our Form 8-K dated November 15, 2004.

10.27

Form of Series BB Warrant, dated November 15, 2004, issued to Life Science Opportunities Fund II, L.P. and Life Science Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.28

Term Loan and Security Agreement dated December 15, 2004 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.29

Loan and Security Agreement dated December 15, 2004 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.30	Warrant, dated December 15, 2004, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.
10.31*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Form 8-K dated March 11, 2005 and filed March 17, 2005.
14	Code of Ethics. Incorporated by reference to Form 10-K for the year ended December 31, 2003.
21	List of Subsidiaries. Incorporated by reference to Form 10-K for the year ended March 31, 1999.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/ JAMES C. O’SHEA
James C. O’Shea
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 31, 2005.

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