Form 10-Q
period 2005-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2005-05-09
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒             No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	13,741,850
(Class)	(Outstanding at May 2, 2005)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,368,005	$3,848,502
Short-term marketable securities	3,825,584	3,825,584
Accounts receivable, net of allowance for doubtful accounts of $22,000 and $22,000	1,633,127	1,031,075
Inventories	2,180,777	2,126,681
Other current assets	428,054	444,488
Total current assets	9,435,547	11,276,330

Property and equipment, net of accumulated depreciation of $4,130,135 and $3,932,845	5,314,008	5,431,290
Goodwill	94,074	94,074
Other assets, net	1,497,803	1,568,324
Total assets	$16,341,432	$18,370,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000,000	$1,000,000
Accounts payable	1,485,276	1,279,223
Accrued payroll	692,164	461,248
Other accrued liabilities	286,998	382,726
Deferred revenue	105,524	121,281
Total current liabilities	3,569,962	3,244,478

Long-term liabilities:
Long-term lease payable	362,379	370,511
Long-term debt	1,666,668	2,000,000
Deferred revenue	394,271	419,606

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at March 31, 2005 and December 31, 2004, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,741,850 shares at March 31, 2005 and 13,719,871 shares at December 31, 2004	109,936,735	109,907,612
Accumulated deficit	(101,467,351)	(99,450,957)
Total shareholders’ equity	10,348,152	12,335,423
Total liabilities and shareholders’ equity	$16,341,432	$18,370,018

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Revenue:
Net sales of products	$2,867,292	$2,006,258
License and technology fees	385,634	999,699
	3,252,926	3,005,957

Operating expenses:
Manufacturing	2,441,995	1,532,537
Research and development	1,746,332	1,766,339
Selling, general and administrative	986,386	1,283,330
Total operating expenses	5,174,713	4,582,206
Operating loss	(1,921,787)	(1,576,249)

Interest income	38,981	82,116
Interest expense	(133,589)	(17,665)
	(94,608)	64,451
Net loss allocable to common shareholders	$(2,016,395)	$(1,511,798)

Basic and diluted net loss per common share	$(0.15)	$(0.12)

Shares used in per share calculations	13,740,141	12,488,035

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss allocable to common shareholders	$(2,016,395)	$(1,511,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses related to fair value of stock or stock options	8,023	54,316
Stock contriubted to 401(k) plan	21,100	17,871
Contributed capital for services	—	25,000
Depreciation and amortization	296,670	185,477
Forgiveness of related party receivable	—	18,506
Changes in operating assets and liabilities:
Accounts receivable	(602,052)	(397,947)
Inventories	(54,096)	(277,786)
Other current assets	8,934	(66,534)
Accounts payable	204,770	222,643
Accrued payroll	230,916	130,408
Other accrued liabilities	(95,728)	(267,897)
Deferred revenue	(41,092)	(383,763)
Net cash used in operating activities	(2,038,950)	(2,251,504)

Cash flows from investing activities:
Maturity of marketable securities	—	3,586,611
Capital expenditures	(80,008)	(277,668)
Other assets	(16,320)	(62,312)
Net cash provided by (used in) investing activities	(96,328)	3,246,631

Cash flows from financing activities:
Principal payments made on long-term debt	(333,332)	—
Payments made on capital lease obligations	(11,887)	(6,802)
Net cash used in financing activities	(345,219)	(6,802)

Increase (decrease) in cash and cash equivalents	(2,480,497)	988,325

Cash and cash equivalents:
Beginning of period	3,848,502	2,893,686
End of period	$1,368,005	$3,882,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,663	$14,430

Supplemental non-cash information:
Conversion of preferred stock to common	$—	$19,549,000

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Basis of Presentation

The financial information included herein for the three month periods ended March 31, 2005 and 2004 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from Bioject Medical Technologies Inc.’s 2004 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2004 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

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

Three Months Ended March 31,	2005	2004
Net loss, as reported	$(2,016,395)	$(1,511,798)
Add - stock-based employee compensation expense included in reported net loss	8,023	54,316
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(173,230)	(296,932)
Net loss, pro forma	$(2,181,602)	$(1,754,414)
Basic and diluted net loss per share:
As reported	$(0.15)	$(0.12)
Pro forma	$(0.16)	$(0.14)

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

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2005	2004
Risk-free interest rate	3.9%	3.0%
Expected dividend yield	0%	0%
Expected lives:
Option plan	5 years	5 years
Employee share purchase plan	6 months	6 months
Expected volatility	46% - 80%	21% - 98%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123R

requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  Therefore, we are required to adopt SFAS No. 123R in the first quarter of 2006, beginning January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  Under SFAS No.123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  We are evaluating the requirements of SFAS No. 123R and the impact that the adoption of SFAS No. 123R will have on our results of operations.

Note 3.   Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials and components	$1,139,166	$1,169,613
Work in process	235,064	155,385
Finished goods	806,547	801,683
	$2,180,777	$2,126,681

Note 4.   Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2005	2004
Stock options and warrants	4,850,237	4,454,785
Convertible preferred stock	2,086,957	—
Total	6,937,194	4,454,785

Note 5. Agreement with Chronimed Inc.

In the first quarter of 2005, we signed a one-year supply agreement with Chronimed Inc. for B2000® devices and syringes, expiring December 31, 2005.  This agreement may be terminated by us or by Chronimed for a material breach of the contract, bankruptcy or insolvency.  In addition, Chronimed may terminate the agreement without cause on 60-days notice. Revenue for the one-year term is expected to be approximately $1.0 million.

Note 6. Product Sales and Concentrations

In the quarter ended March 31, 2005, three customers accounted for approximately 37%, 31% and 23%, respectively, of product sales. In the quarter ended March 31, 2004, two customers accounted for approximately 46% and 44%, respectively, of product sales.  At March 31, 2005, accounts receivable from four customers accounted for approximately 51%, 20%, 17% and 6%, respectively, of total accounts receivable.  At December 31, 2004, accounts receivable from two customers accounted for approximately 53% and 28%, respectively, of total accounts receivable.

Note 7. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning future financial results, prospects for future strategic corporate relationships, current corporate partners, prospects for sales of our products into new, high leverage markets and generally heightened prospects for the adoption and use of needle-free technology. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that our products, including the B2000 CO2 powered device or the spring-powered device or the Vial Adapter, will not be accepted by the market, the risk that we will be unable to successfully develop and negotiate new strategic relationships or maintain existing relationships, the risk that our current or new strategic relationships will not develop into long-term revenue producing relationships, the fact that our business has never been profitable and may never be profitable, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, uncertainties related to our dependence on the continued performance of strategic partners and technology, uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances, the risk that we may be unable to produce our products at a unit cost necessary for the products to be competitive in the market and the risk that we may be unable to comply with the extensive government regulations applicable to our business. Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004, for further discussions of factors which could affect future results.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotech industries. In 2005, we will continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2005, our clinical research efforts will continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery.  Currently, we are involved in collaborations with 20 institutions.

In 2005, our research and development efforts will continue to move our 0.5 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we will continue to work on product improvements to existing devices and development of products for our strategic partners.

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

We do not expect to report net income in 2005.

Cash Requirements for Next Twelve Months

Anticipated requirements for cash for the next twelve months from March 31, 2005 are estimated to total approximately $6.3 million as follows:

Estimated cash required for operations	$4,140,000
Current portion of long-term debt	1,000,000
Current portion of capital leases	50,000
Estimated cash capital expenditures	1,100,000
$6,290,000
Cash, cash equivalents and marketable securities at March 31, 2005	$5,193,589

In addition to our current cash resources, we have a $2.0 million line of credit with $2.0 million available at March 31, 2005.

Results of Operations

The consolidated financial data for the three-month periods ended March 31, 2005 and 2004 are presented in the following table:

Three Months Ended March 31,	2005	2004
Revenue:
Net sales of products	$2,867,292	$2,006,258
Licensing and technology fees	385,634	999,699
	3,252,926	3,005,957
Operating expenses:
Manufacturing	2,441,995	1,532,537
Research and development	1,746,332	1,766,339
Selling, general and administrative	986,386	1,283,330
Total operating expenses	5,174,713	4,582,206
Operating loss	(1,921,787)	(1,576,249)

Interest income	38,981	82,116
Interest expense	(133,589)	(17,665)
Net loss allocable to common shareholders	$(2,016,395)	$(1,511,798)
Basic and diluted net loss per common share	$(0.15)	$(0.12)
Shares used in per share calculations	13,740,141	12,488,035

Revenue

The $861,000, or 42.9%, increase in product sales in the first quarter of 2005 compared to the first quarter of 2004 was due to the following:

•                  $890,000 of Vetjet™ sales to Merial in the first quarter of 2005 compared to none in the first quarter of 2004;

•                  a $165,000 increase in sales of our spring-powered products to Serono; and

•                  $157,000 of sales of our B2000 devices to Chronimed in the first quarter of 2005 compared to none in the first quarter of 2004.

These increases were partially offset by a $351,000 decrease in sales of our Vial Adapters to Amgen and our other Vial Adapter customers and lower B2000 direct sales. Amgen Vial Adapter sales were lower this quarter compared to the comparable 2004 quarter due to inventory build-up of Vial Adapters by Amgen prior to our move to a larger facility in April 2004.

License and technology fees decreased $614,000, or 61.4%, in the first quarter of 2005 compared to the first quarter of 2004.  In the first quarter of 2004, we recognized $768,000 pursuant to the terms of our production and companion animal license and supply agreement with Merial and $150,000 from a former partner compared to only $315,000 and $0, respectively, recognized from these sources in the first quarter of 2005.  These decreases were partially offset by the recognition of $45,000 of royalty revenues in the first quarter of 2005 primarily related to sales of our Vetjet product to Merial compared to none in the first quarter of 2004.

We currently have active licensing and/or development agreements with Serono, Merial, and an undisclosed Japanese pharmaceutical firm. We currently have active product supply agreements with Amgen, Ferring and Chronimed.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $909,000, or 59.3%, increase in our manufacturing costs in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to the $823,000 increase in product sales mentioned above, additional freight costs of $21,000 and increased indirect costs of $65,000, which were primarily related to increased employee headcount in purchasing, receiving and quality assurance.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

Research and development expense was flat in the first quarter of 2005 compared to the first quarter of 2004.  We continue to work on moving our 0.5 mL Iject® from the clinical phase to the production phase (including establishing the automated sterile fill capabilities). In addition, we are working on Merial’s production animal device and our clinical supply of Ijects® for our Japanese pharmaceutical partner.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $297,000, or 23.1%, decrease in selling, general and administrative expenses in the first quarter of 2005 compared to the first quarter of 2004 was due to a $243,000 decrease in salaries and related expenses and a $9,000 decrease in travel costs due to reduced headcount in the first quarter of 2005 compared to the first quarter of 2004, as well as a $53,000 decrease in legal and consulting fees.

Interest Income

Interest income decreased to $39,000 in the first quarter of 2005 compared to $82,000 in the first quarter of 2004 primarily due to lower cash and investment balances in the first quarter of 2005 compared to the first quarter of 2004, partially offset by higher interest rates in the 2005 period compared to the 2004 period. The lower cash and investment balances are due to the use of cash for operating, investing and financing activities in the first quarter of 2005, partially offset by increases in cash and investment balances in the fourth quarter of 2004, which resulted from our sale of 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million, as well as the receipt of $3.0 million of proceeds from a term loan.

Interest Expense

Interest expense increased to $134,000 in the first quarter of 2005 compared to $18,000 in the first quarter of 2004 due to higher outstanding debt balances in the first quarter of 2005 than in the first quarter of 2004. In addition, interest expense in the first quarter of 2005 includes $70,000 of interest expense related to the amortization of prepaid debt issuance costs.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. As discussed above, we anticipate funding our cash commitments for the next twelve-month period ending March 31, 2006 out of existing cash, cash equivalents, marketable securities, license and development fees and borrowings under loan agreements. In the fourth quarter of 2004, we sold 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million. This was our first equity financing since December 2001.  In addition, we received proceeds of $3.0 million from a term loan in the fourth quarter of 2004 and entered into a line of credit agreement for up to an additional $2.0 million of available borrowings.

Total cash, cash equivalents and short-term marketable securities at March 31, 2005 were $5.2 million compared to $7.7 million at December 31, 2004. Working capital at March 31, 2005 was $5.9 million compared to $8.0 million at December 31, 2004.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first quarter of 2005 resulted primarily from $2.0 million used in operations, $80,000 used for capital expenditures, $16,000 used for other investing activities, primarily patent applications, and $345,000 used for principal payments on long-term debt and capital leases.

Net accounts receivable increased to $1.6 million at March 31, 2005 from $1.0 million at December 31, 2004.  Included in the balance at March 31, 2005, was $814,000 due from Serono, $324,000 due from Amgen, $273,000 due from Merial and $100,000 due from Chronimed. Of the amounts due from these four customers at March 31, 2005, $610,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories were $2.2 million at March 31, 2005 compared to $2.1 million at December 31, 2004 and primarily include raw materials and finished goods for the Vial Adapter and the spring-powered product line.

Included in other current assets and other assets, net at March 31, 2005 are $756,000 of debt issuance costs relating to our $3.0 million term loan, which are being amortized over the three-year life of the loan at a rate of approximately $70,000 per quarter.

Capital expenditures of $80,000 in the first quarter of 2005 were primarily for the purchase of production molds and improving manufacturing capabilities. We anticipate spending up to a total of $1.2 million in 2005 for production molds and manufacturing capabilities.

Accrued payroll increased to $692,000 at March 31, 2005 compared to $461,000 at December 31, 2004 due to the timing of payroll periods, as well as pay increases that were effective in January 2005.

Other accrued liabilities decreased to $287,000 at March 31, 2005 from $383,000 at December 31, 2004 due primarily to a $70,000 reduction in our severance accrual.

Deferred revenue totaled $500,000 at March 31, 2005 compared to $541,000 at December 31, 2004.  The balance at March 31, 2005 represents amounts received from Serono pursuant to their license agreement and from a Japanese pharmaceutical company.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”).  The Term Loan matures on December 14, 2007, is payable in 36 equal monthly installments and bears interests at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%.  Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Term Loan.  At March 31, 2005, we had $2.7 million outstanding under the Term Loan at an interest rate of 8.75%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million.  The Credit Agreement matures on December 15, 2006 and bears interest at the greater of (i) 4.5% or (ii) the prime rate of Silicon Valley Bank, plus 2%.  Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement.  At March 31, 2005, we did not have any amounts outstanding under the Credit Agreement and $2.0 million was available for future advances.

Both the Term Loan and Credit Agreement restricted our ability to incur additional debt and prohibit us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

Our obligations under the Term Loan and Credit Agreement accelerate upon certain events, including a sale or change of control of Bioject.

In connection with these agreements, on December 15, 2004, we issued to PFG a warrant to purchase 725,000 shares of our common stock at an exercise price of $1.42 per share.  The warrant expires on December 14, 2011.  The value of this warrant was determined to be $736,000 utilizing the Black-Scholes valuation model. The unamortized value of $675,000 at March 31, 2005 is recorded on our balance sheet as components of other current assets and other assets, net, as described above.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 31, 2005.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates on our investment portfolio and on our fixed and variable interest rate debt.

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of March 31, 2005, our investment portfolio included cash and cash equivalents and short-term marketable securities of $5.2 million. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

We have outstanding a variable rate term loan and line of credit agreement. These debt obligations therefore expose us to variability in interest payments due to changes in rates.  At March 31, 2005, we had $2.7 million outstanding under our term loan at an interest rate of 8.75%. No amounts were outstanding under the line of credit agreement at March 31, 2005. Assuming the balances remained constant for the remainder of 2005, a 10% increase in interest rates would result in an approximately $11,500 increase in interest expense over the remaining nine months of 2005.

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

Date: May 6, 2005	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES O’SHEA
James O’Shea
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)