Form 10-Q
period 2005-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2005-08-11
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒           No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐           No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	13,852,114
(Class)	(Outstanding at August 5, 2005)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,796,709	$3,848,502
Short-term marketable securities	2,000,000	3,825,584
Accounts receivable, net of allowance for doubtful accounts of $22,000 and $22,000	2,559,683	1,031,075
Inventories	2,054,824	2,126,681
Assets held for sale	1,104,375	—
Other current assets	422,199	444,488
Total current assets	9,937,790	11,276,330

Property and equipment, net of accumulated depreciation of $4,203,719 and $3,932,845	4,456,122	5,431,290
Goodwill	94,074	94,074
Other assets, net	1,482,435	1,568,324
Total assets	$15,970,421	$18,370,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$1,100,000	$—
Current portion of long-term debt	1,000,000	1,000,000
Accounts payable	1,597,336	1,279,223
Accrued payroll	512,558	461,248
Other accrued liabilities	71,616	382,726
Deferred revenue	103,630	121,281
Total current liabilities	4,385,140	3,244,478

Long-term liabilities:
Long-term lease payable	350,581	370,511
Long-term debt	1,416,669	2,000,000
Deferred revenue	389,836	419,606

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at June 30, 2005 and December 31, 2004, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,819,102 shares at June 30, 2005 and 13,719,871 shares at December 31, 2004	110,302,666	109,907,612
Accumulated deficit	(102,753,239)	(99,450,957)
Total shareholders’ equity	9,428,195	12,335,423
Total liabilities and shareholders’ equity	$15,970,421	$18,370,018

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Net sales of products	$3,688,931	$1,958,483	$6,556,223	$3,964,741
License and technology fees	65,203	16,920	450,837	1,016,619
	3,754,134	1,975,403	7,007,060	4,981,360

Operating expenses:
Manufacturing	2,435,056	1,634,146	4,877,051	3,436,179
Research and development	1,148,945	1,998,479	2,895,277	3,495,322
Selling, general and administrative	1,345,922	1,672,363	2,332,308	2,955,693
Total operating expenses	4,929,923	5,304,988	10,104,636	9,887,194
Operating loss	(1,175,789)	(3,329,585)	(3,097,576)	(4,905,834)

Interest income	23,715	27,102	62,696	109,218
Interest expense	(133,813)	(21,277)	(267,402)	(38,942)
	(110,098)	5,825	(204,706)	70,276
Net loss allocable to common shareholders	$(1,285,887)	$(3,323,760)	$(3,302,282)	$(4,835,558)

Basic and diluted net loss per common share	$(0.09)	$(0.24)	$(0.24)	$(0.37)

Shares used in per share calculations	13,786,099	13,569,658	13,763,247	13,028,847

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss allocable to common shareholders	$(3,302,282)	$(4,835,558)
Adjustments to reconcile net loss allocable to common shareholders to net cash used in operating activities:
Compensation expenses related to fair value of stock or stock options	150,378	50,817
Stock contributed to 401(k) Plan	43,203	45,763
Contributed capital for services	—	50,000
Depreciation and amortization	568,334	396,487
Loss on write-down of property, plant and equipment	244,640
Forgiveness of related party receivable	—	37,012
Changes in operating assets and liabilities:
Accounts receivable, net	(1,528,608)	147,865
Inventories	71,857	(112,838)
Other current assets	14,788	(164,133)
Accounts payable	315,511	(251,387)
Accrued payroll	51,310	41,901
Other accrued liabilities	(161,032)	321,503
Deferred revenue	(47,421)	(397,550)
Net cash used in operating activities	(3,579,322)	(4,670,118)

Cash flows from investing activities:
Maturity of marketable securities	1,825,584	2,890,324
Capital expenditures	(746,745)	(828,390)
Other assets	(95,293)	(130,480)
Net cash provided by investing activities	983,546	1,931,454

Cash flows from financing activities:
Proceeds from credit agreement	1,100,000	—
Payments made on capital lease obligations	(24,081)	(14,294)
Payments made on long-term debt	(583,331)	(67,014)
Net proceeds from sale of common stock	51,395	107,181
Net cash provided by financing activities	543,983	25,873

Decrease in cash and cash equivalents	(2,051,793)	(2,712,791)

Cash and cash equivalents:
Beginning of period	3,848,502	2,893,686
End of period	$1,796,709	$180,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$119,393	$38,942

Supplemental non-cash information:
Conversion of preferred stock to common stock	$—	$19,549,000
Property and equipment acquired with capital lease	—	39,925
Reclassification of accrued warrant to equity	150,078	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and six month periods ended June 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from Bioject Medical Technologies Inc.’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2004 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,285,887)	$(3,323,760)	$(3,302,282)	$(4,835,558)
Add (subtract) - stock-based employee compensation expense (income) included in reported net loss	148,668	(3,499)	156,691	50,817
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(318,551)	(314,468)	(491,781)	(611,400)
Net loss, pro forma	$(1,455,770)	$(3,641,727)	$(3,637,372)	$(5,396,141)
Basic and diluted net loss per share:
As reported	$(0.09)	$(0.24)	$(0.24)	$(0.37)
Pro forma	$(0.11)	$(0.27)	$(0.26)	$(0.41)

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

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	3.0%	4.0%	3.0%
Expected dividend yield	0%	0%	0%	0%
Expected lives	5 Years	5 years	5 years	5 years
Expected volatility	65% - 78%	26% - 97%	65% - 80%	26% - 98%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date for registrants to the beginning of the first fiscal year beginning after June 15, 2005.  Therefore, we are required to adopt SFAS No. 123R in the first quarter of 2006, beginning January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  Under SFAS No.123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  We are evaluating the requirements of SFAS No. 123R and the impact that the adoption of SFAS No. 123R will have on our results of operations.

Note 3.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials and components	$1,077,235	$1,169,613
Work in process	161,856	155,385
Finished goods	815,733	801,683
	$2,054,824	$2,126,681

Note 4. Net Loss Per Common Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2005	2004
Stock options and warrants	4,834,092	4,374,827
Convertible preferred stock	2,086,957	—
Total	6,921,049	4,374,827

Note 5. Agreement with Chronimed Inc.

In the first quarter of 2005, we signed a one-year supply agreement with Chronimed Inc. for B2000® devices and syringes, expiring December 31, 2005.  This agreement may be terminated by us or by Chronimed for a material breach of the contract, bankruptcy or insolvency.  In addition, Chronimed may terminate the agreement without cause on 60-days notice. Revenue for the one-year term is expected to be approximately $1.0 million, of which $332,000 has been recognized through June 30, 2005.

Note 6. Product Sales and Concentrations

Customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Serono	$1,525,037	$1,242,429	$2,578,347	$2,131,240
Merial	$1,081,416	—	$1,971,053	—
Amgen	$555,864	$555,128	$1,203,465	$1,480,648

Product sales to these customers as a percentage of total product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Serono	41.3%	63.4%	39.3%	53.8%
Merial	29.3%	—	30.1%	—
Amgen	15.1%	28.3%	18.4%	37.3%

At June 30, 2005, accounts receivable from three customers accounted for approximately 41%, 36%, and10% respectively, of total accounts receivable.  At December 31, 2004, accounts receivable from two customers accounted for approximately 53% and 28%, respectively, of total accounts receivable.

Note 7. Amendment to Employee Share Purchase Plan

At our annual meeting in June 2005, our shareholders approved a 300,000 share increase to the number of shares reserved for issuance pursuant to our employee share purchase plan from 450,000 to 750,000 shares.

Note 8.  Assets Held for Sale

Assets held for sale of $1.1 million as of June 30, 2005 represent the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we intend to sell.  We recorded a loss of $245,000 as a component of selling, general and administrative expense during the second quarter of 2005 related to these assets.

Note 9. Reclassifications

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

We do not expect to report net income in 2005.

Cash Requirements for Next Twelve Months

Anticipated requirements for cash for the next twelve months from June 30, 2005 are estimated to total approximately $6.1 million as follows:

Estimated cash required for operations	$3,800,000
Current portion of long-term debt	1,000,000
Current portion of capital leases	40,000
Estimated cash capital expenditures	1,225,000
$6,065,000
Cash, cash equivalents and marketable securities at June 30, 2005	$3,796,709

In addition to our current cash resources, we have a $2.0 million line of credit with $0.9 million available at June 30, 2005.  We also intend to sell our New Jersey headquarters building, which has an estimated fair market value of $1.2 million.  Accordingly, we do not expect our current available cash resources to be adequate to fund our operations for the next twelve months and we will need to seek additional financing, which may not be available on terms acceptable to us or at all.

Results of Operations

The consolidated financial data for the three and six-month periods ended June 30, 2005 and 2004 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Net sales of products	$3,688,931	$1,958,483	$6,556,223	$3,964,741
Licensing and technology fees	65,203	16,920	450,837	1,016,619
	3,754,134	1,975,403	7,007,060	4,981,360
Operating expenses:
Manufacturing	2,435,056	1,634,146	4,877,051	3,436,179
Research and development	1,148,945	1,998,479	2,895,277	3,495,322
Selling, general and administrative	1,345,922	1,672,363	2,332,308	2,955,693
Total operating expenses	4,929,923	5,304,988	10,104,636	9,887,194
Operating loss	(1,175,789)	(3,329,585)	(3,097,576)	(4,905,834)

Interest income	23,715	27,102	62,696	109,218
Interest expense	(133,813)	(21,277)	(267,402)	(38,942)
Net loss allocable to common shareholders	$(1,285,887)	$(3,323,760)	$(3,302,282)	$(4,835,558)
Basic and diluted net loss per common share	$(0.09)	$(0.24)	$(0.24)	$(0.37)
Shares used in per share calculations	13,786,099	13,569,658	13,763,247	13,028,847

Revenue

The $1.7 million, or 88.4%, increase and the $2.6 million, or 65.4%, increase in product sales in the three and six months ended June 30, 2005, respectively, compared to the same periods of 2004, were due to the following:

•      $1.1 million and $2.0 million, respectively, of sales to Merial in the three and six month periods ended June 30, 2005 compared to none in the comparable periods of 2004;

•      a $283,000 and $447,000 increase in the three and six month periods ended June 30, 2005, respectively, in sales of our spring-powered products to Serono;

•      a $71,000 increase in sales of our Vial Adapter product to Amgen and Ferring in the three months ended June 30, 2005 compared to the same period of 2004;

•      $176,000 and $332,000 of sales of our B2000 products to Chronimed in the three and six month periods ended June 30, 2005, respectively, compared to none in comparable 2004 periods; and

•      a $120,000 and a $114,000 increase, respectively, in sales of our B2000 products to customers other than Chronimed.

These increases in the six month period were partially offset by a $264,000 decrease in sales of our Vial Adapter product to Amgen and Ferring. Sales of Vial Adapters to Amgen were lower in the 2005 six-month period compared to the 2004 six-month period due to inventory build-up by Amgen prior to our move to a larger facility in April 2004.

License and technology fees increased $48,000 and decreased $566,000, or 55.7%, in the three and six month periods ended June 30, 2005, respectively, compared to the same periods of 2004.  In the three and six month periods ended June 30, 2004, we recognized $0 and $768,000, respectively, pursuant to the terms of our production and companion animal license and supply agreement with Merial, compared to $15,000 and $330,000 in the comparable 2005 periods.  The 2005 periods also include the recognition of $13,000 and $59,000 of royalty revenues in the three and six month periods ended June 30, 2005, respectively, primarily related to sales of our Vetjet product to Merial compared to none in the 2004 periods.

We currently have active licensing and/or development agreements with Serono, Merial, and an undisclosed Japanese pharmaceutical firm. We currently have active product supply agreements with Amgen, Ferring and Chronimed.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.8 million, or 49.0%, increase and the $1.4 million, or 41.9%, increase in manufacturing expense in the three and six month periods ended June 30, 2005, respectively, compared to same periods of 2004 were due primarily to the increased product sales mentioned above, and increased manufacturing and indirect costs of $78,000 and $214,000 in the three and six month periods ended June 30, 2005, respectively, which were primarily related to increased employee headcount in purchasing, receiving and quality assurance.  Manufacturing expense in the three and six months ended June 30, 2004 includes $36,000 of severance charges compared to none in the 2005 periods.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.9 million, or 42.5%, decrease and the $0.6 million, or 17.2%, decrease in research and development expense in the three and six month periods ended June 30, 2005, respectively, compared to same periods of 2004 were primarily due to lower Iject® project expenses, fewer employees in our clinical department, no severance charges and completion of the companion animal project, which moved to commercialization status early in the first quarter of 2005. We continue to work on moving our 0.5 mL Iject® from the clinical phase to the production phase (including establishing the automated sterile fill capabilities). In addition, we are working on Merial’s production animal device and our clinical supply of Ijects® for our Japanese pharmaceutical partner. Research and development expense for the three and six month periods ended June 30, 2004 includes $112,000 of severance charges compared to none in the 2005 periods.

Selling, General and Administrative Expense

The $0.3 million, or 19.5%, decrease and the $0.6 million, or 21.1%, decrease in selling, general and administrative expense in the three and six month periods ended June 30, 2005, respectively, compared to same periods of 2004 were due to a $289,000 decrease in severance charges, a $195,000 and $385,000 decrease in salaries and related expenses in the periods, respectively, a $46,000 and $57,000 decrease in travel costs in the periods, respectively, due to reduced headcount in 2005 and a $41,000 and $137,000 decrease in legal, consulting fees and other expenses in the periods, respectively.  These decreases were partially offset by a $245,000 loss recorded in the second quarter of 2005 related to the write-down of assets held for sale to their estimated fair market value.

Interest Income

Interest income decreased in the 2005 periods compared to the 2004 periods due primarily to lower cash and investment balances in the 2005 periods compared to the 2004 periods, partially offset by higher interest rates in the 2005 periods compared to the 2004 periods. The lower cash and investment balances were due to the use of cash for operating activities in the first six months of 2005, partially offset by increases in cash and investment balances in the fourth quarter of 2004, which resulted from our sale of 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million, as well as the receipt of $3.0 million of proceeds from a term loan.

Interest Expense

Interest expense increased to $134,000 and $267,000 in the three and six month periods ended June 30, 2005, respectively, compared to $21,000 and $39,000 in the comparable periods of 2004, due to higher outstanding debt balances in the first six months of 2005 than in the first six months of 2004. In addition, interest expense in the three and six month periods ended June 30, 2005 includes $70,000 and $139,000, respectively, of interest expense related to the amortization of prepaid debt issuance costs.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. We anticipate funding our cash commitments for the next twelve-month period ending June 30, 2006 out of existing cash, cash equivalents, marketable securities, license and development fees, borrowings under loan agreements, the sale of assets and equity and/or debt financings. In the fourth quarter of 2004, we sold 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million. This was our first equity financing since December 2001.  In addition, we received proceeds of $3.0 million from a term loan in the fourth quarter of 2004 and entered into a line of credit agreement for up to an additional $2.0 million of available borrowings.  We borrowed $1.1 million on our line of credit agreement at the end of the second quarter of 2005, leaving $0.9 million available for future borrowings as of June 30, 2005.

Total cash, cash equivalents and short-term marketable securities at June 30, 2005 were $3.8 million compared to $7.7 million at December 31, 2004. Working capital at June 30, 2005 was $5.6 million compared to $8.0 million at December 31, 2004.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first six months of 2005 resulted primarily from $3.6 million used in operations, $747,000 used for capital expenditures, $95,000 used for other investing activities, primarily patent applications, and $607,000 used for principal payments on long-term debt and capital leases.  These decreases were partially offset by $1.1 million of proceeds from our line of credit agreement.

Net accounts receivable increased to $2.6 million at June 30, 2005 from $1.0 million at December 31, 2004.  Included in the balance at June 30, 2005, was $1.2 million due from Serono, $278,000 due from Amgen and $674,000 due from Merial. Of the amounts due from these three customers at June 30, 2005, $1.4 million was collected prior to the filing of this Form 10-Q.  Historically, we have not had collection problems related to our accounts receivable.

Inventories were $2.1 million at both June 30, 2005 and December 31, 2004 and primarily include raw materials and finished goods for the Vial Adapter and the spring-powered product line.

Assets held for sale of $1.1 million as of June 30, 2005 represent the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we intend to sell.  We recorded a loss of $245,000 as a component of selling, general and administrative expense during the second quarter of 2005 related to these assets.

Included in other current assets and other assets, net at June 30, 2005 are $686,000, net of accumulated amortization, of debt issuance costs relating to our $3.0 million term loan, which are being amortized over the three-year life of the loan at a rate of approximately $70,000 per quarter.

Capital expenditures of $747,000 in the first six months of 2005 were primarily for the purchase of production molds and improving manufacturing capabilities. We anticipate spending up to a total of $1.35 million in 2005 for production molds and manufacturing capabilities.

Other accrued liabilities decreased to $72,000 at June 30, 2005 from $383,000 at December 31, 2004 due primarily to a $129,000 reduction in our severance accrual and $180,000 for payments and warrants issued to RCC Ventures and Maxim Group as compensation related to financial services rendered in 2004.

Deferred revenue totaled $493,000 at June 30, 2005 compared to $541,000 at December 31, 2004.  The balance at June 30, 2005 primarily represents amounts received from Serono pursuant to their license agreement and from a Japanese pharmaceutical company.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”).  The Term Loan matures on December 14, 2007, is payable in 36 equal monthly installments and bears interests at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%.  Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Term Loan.  At June 30, 2005, we had $2.4 million outstanding under the Term Loan at an interest rate of 9.25%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million.  The Credit Agreement matures on December 15, 2006 and bears interest at the greater of (i) 4.5% or (ii) the prime rate of Silicon Valley Bank, plus 2%.  Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement.  At June 30, 2005, we had $1.1 million outstanding under the Credit Agreement at an interest rate of 8.25% and $0.9 million was available for future advances.

Both the Term Loan and Credit Agreement restricted our ability to incur additional debt and prohibit us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

Our obligations under the Term Loan and Credit Agreement accelerate upon certain events, including a sale or change of control of Bioject.

In connection with these agreements, on December 15, 2004, we issued to PFG a warrant to purchase 725,000 shares of our common stock at an exercise price of $1.42 per share.  The warrant expires on December 14, 2011.  The value of this warrant was determined to be $736,000 utilizing the Black-Scholes valuation model. The unamortized value of $613,000 at June 30, 2005 is recorded on our balance sheet as a component of debt issuance costs, which are included with other current assets and other assets, net, as described above and is being amortized as additional interest expense over the three-year life of the Term Loan.

Pursuant to the terms of our agreement with RCC Ventures, a financial services firm we engaged in 2004 to assist us in obtaining debt financing, in the third quarter of 2005, we issued a warrant exercisable for 19,299 shares of our common stock at an exercise price of $1.14 to RCC Ventures, related to our draw down of $1.1 million on the Credit Agreement during the second quarter of 2005. The warrant will expire on July 25, 2010.  The value of the warrant was determined to be $14,402 utilizing the Black-Scholes valuation model and was expensed in the second quarter of 2005.

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

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of June 30, 2005, our investment portfolio included cash and cash equivalents and short-term marketable securities of $3.8 million. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

We have outstanding a variable rate term loan and line of credit agreement. These debt obligations therefore expose us to variability in interest payments due to changes in rates.  At June 30, 2005, we had $2.4 million outstanding under our term loan at an interest rate of 9.25% and $1.1 million outstanding under the line of credit agreement at an interest rate of 8.25%. Assuming the balances remained constant for the remainder of 2005, a 10% increase in interest rates would result in an approximately $11,000 increase in interest expense over the remaining six months of 2005.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on June 9, 2005, at which the following actions were taken:

1.     The shareholders elected the two nominees for director to the Board of Directors.  The two Class One directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Dr. Randal D. Chase	12,697,763	269,514
William A. Gouveia	12,646,924	320,353

The following members of the Board of Directors have terms that did not expire in 2005 and whose terms, therefore, continued after the annual meeting: Eric T. Herfindal, James C. O’Shea, Sandra Panem, Ph.D., Richard J. Plestina and John Ruedy, M.D.

2.     The shareholders approved an amendment to the 2000 Employee Stock Purchase Plan to increase the total number of shares reserved for issuance thereunder by 300,000 shares from 450,000 to 750,000 shares as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
3,533,735	535,647	75,329	8,822,566

3.     The shareholders approved an amendment to the Restated 1992 Stock Incentive Plan to change the automatic awards made to non-employee directors as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
3,427,197	626,893	90,621	8,822,566

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James C. O’Shea
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)