Form 10-Q
period 2005-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2005-11-14
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

211 Somerville Road (Route 202 North)
Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (908) 470-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒                No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	13,874,948
(Class)	(Outstanding at November 9, 2005)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,554,236	$3,848,502
Short-term marketable securities	1,720,000	3,825,584
Accounts receivable, net of allowance for doubtful accounts of $22,000 and $22,000	1,335,536	1,031,075
Inventories	1,662,761	2,126,681
Assets held for sale	1,104,375	—
Other current assets	362,292	444,488
Total current assets	8,739,200	11,276,330

Property and equipment, net of accumulated depreciation of $4,363,486 and $3,932,845	4,490,327	5,431,290
Goodwill	94,074	94,074
Other assets, net	1,424,110	1,568,324
Total assets	$14,747,711	$18,370,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$1,100,000	$—
Current portion of long-term debt	1,000,000	1,000,000
Accounts payable	875,690	1,279,223
Accrued payroll	625,885	461,248
Other accrued liabilities	42,608	382,726
Deferred revenue	103,630	121,281
Total current liabilities	3,747,813	3,244,478

Long-term liabilities:
Long-term lease payable	357,015	370,511
Long-term debt	1,166,670	2,000,000
Deferred revenue	1,070,127	419,606

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at September 30, 2005 and December 31, 2004, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,852,114 shares at September 30, 2005 and 13,719,871 shares at December 31, 2004	110,442,969	109,907,612
Accumulated deficit	(103,915,651)	(99,450,957)
Total shareholders’ equity	8,406,086	12,335,423
Total liabilities and shareholders’ equity	$14,747,711	$18,370,018

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue:
Net sales of products	$2,739,403	$1,607,865	$9,295,626	$5,572,606
Licensing and technology fees	406,789	453,191	857,626	1,469,810
	3,146,192	2,061,056	10,153,252	7,042,416

Operating expenses:
Manufacturing	2,145,372	1,377,235	7,022,423	4,543,918
Research and development	1,022,601	1,645,637	3,917,878	5,410,455
Selling, general and administrative	998,773	1,220,520	3,331,081	4,176,213
Total operating expenses	4,166,746	4,243,392	14,271,382	14,130,586
Operating loss	(1,020,554)	(2,182,336)	(4,118,130)	(7,088,170)

Interest income	28,431	29,743	91,127	138,961
Interest expense	(170,289)	(21,305)	(437,691)	(60,247)
	(141,858)	8,438	(346,564)	78,714
Net loss allocable to common shareholders	$(1,162,412)	$(2,173,898)	$(4,464,694)	$(7,009,456)

Basic and diluted net loss per common share	$(0.08)	$(0.16)	$(0.32)	$(0.53)

Shares used in per share calculations	13,786,099	13,637,312	13,792,693	13,233,149

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss allocable to common shareholders	$(4,464,694)	$(7,009,456)
Adjustments to reconcile net loss allocable to common shareholders to net cash used in operating activities:
Compensation expense related to fair value of stock or stock options	274,327	61,468
Stock contributed to 401(k) Plan	59,556	72,523
Contributed capital for services	—	50,000
Depreciation and amortization	825,823	609,247
Loss on write-down of property, plant and equipment	244,640	—
Forgiveness of related party receivable	—	55,519
Changes in operating assets and liabilities:
Accounts receivable, net	(304,461)	177,580
Inventories	463,920	(56,213)
Other current assets	74,696	39,486
Accounts payable	(379,944)	(258,608)
Accrued payroll	164,637	245,025
Other accrued liabilities	(190,040)	106,509
Deferred revenue	632,870	(671,929)
Net cash used in operating activities	(2,598,670)	(6,578,849)

Cash flows from investing activities:
Maturity of marketable securities	2,105,584	4,488,045
Capital expenditures	(922,013)	(1,068,499)
Other assets	(131,313)	(164,391)
Net cash provided by investing activities	1,052,258	3,255,155

Cash flows from financing activities:
Proceeds from credit agreement, net of payments made	1,070,922	—
Payments made on capital lease obligations	(36,842)	(25,590)
Payments made on long-term debt	(833,330)	(134,854)
Net proceeds from sale of common stock	51,396	107,181
Net cash provided by (used in) financing activities	252,146	(53,263)

Decrease in cash and cash equivalents	(1,294,266)	(3,376,957)

Cash and cash equivalents:
Beginning of period	3,848,502	2,893,686
End of period	$2,554,236	$(483,271)

Supplemental disclosure of cash flow information:
Cash paid for interest	$180,296	$60,247

Supplemental disclosure of non-cash information:
Conversion of preferred stock to common stock	$—	$19,549,000
Equipment acquired with capital lease	18,704	101,680
Reclassification of accrued warrant to equity	150,078	—
Transfer of property, plant and equipment to assets held for sale	1,104,375	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from Bioject Medical Technologies Inc.’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2004 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Stock-Based Compensation

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for our fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  FASB Statement No. 123 “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting. The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,162,412)	$(2,173,898)	$(4,464,694)	$(7,009,456)
Add - stock-based employee compensation expense included in reported net loss	117,636	10,651	274,327	61,468
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(226,271)	(247,264)	(718,052)	(858,644)
Net loss, pro forma	$(1,271,047)	$(2,410,511)	$(4,908,419)	$(7,806,632)
Basic and diluted net loss per share:
As reported	$(0.08)	$(0.16)	$(0.32)	$(0.53)
Pro forma	$(0.09)	$(0.18)	$(0.36)	$(0.59)

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

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	3.0%	4.0%	3.0%
Expected dividend yield	0%	0%	0%	0%
Expected lives:
Option plan	5 years	5 years	5 years	5 years
Employee Share Purchase Plan	6 months	6 months	6 months	6 months
Expected volatility	65 - 77%	97%	65 - 80%	97 - 98%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS No. 123R beginning January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  Under SFAS No.123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  We are evaluating the requirements of SFAS No. 123R and the impact that the adoption of SFAS No. 123R will have on our results of operations.

Note 3.  Inventories

Inventories are stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials and components	$951,095	$1,169,613
Work in process	171,299	155,385
Finished goods	540,367	801,683
	$1,662,761	$2,126,681

Note 4. Net Loss Per Common Share

The following common stock equivalents are excluded from diluted loss per common share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended
	September 30,
	2005	2004
Stock options and warrants	4,646,821	3,662,096
Convertible preferred stock	2,086,957	—
Total	6,733,778	3,662,096

Note 5. Agreement with Chronimed Inc.

In the first quarter of 2005, we signed a one-year supply agreement with Chronimed Inc. for B2000® devices and syringes, expiring December 31, 2005.  This agreement may be terminated by us or by Chronimed for a material breach of the contract, bankruptcy or insolvency.  In addition, Chronimed may terminate the agreement without cause on 60-days notice. Revenue for the one-year term is expected to be approximately $1.0 million, of which $450,000 has been recognized through September 30, 2005.

Note 6. Agreement with European Biotechnology Company

In July 2005, we entered into a development agreement with a leading European biotechnology company under which we will develop a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication.  We received an up-front development fee of $550,000 and we will receive product development and regulatory milestone payments of approximately $3.5 to $4.0 million over a two year period if the milestones stated in the agreement are met.  The agreement also provides for transfer pricing and royalty payments upon commercialization of the product, which is currently expected in 2008.

Note 7. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Serono	29%	40%	36%	50%
Merial	27%	—	29%	—
Amgen	21%	35%	19%	37%

At September 30, 2005, accounts receivable from these customers accounted for approximately 26%, 25% and 22%, respectively, of total accounts receivable.  No other customers accounted for 10% or more of our accounts receivable as of September 30, 2005.

Note 8. Amendment to Employee Share Purchase Plan

At our annual meeting in June 2005, our shareholders approved a 300,000 share increase to the number of shares reserved for issuance pursuant to our employee share purchase plan from 450,000 to 750,000 shares.

Note 9.  Assets Held for Sale

Assets held for sale of $1.1 million as of September 30, 2005 represent the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we intend to sell.  We recorded a loss of $245,000 as a component of selling, general and administrative expense during the second quarter of 2005 related to this asset.

Note 10. Issuance of Warrant

On July 26, 2005, we issued a warrant to purchase an aggregate of 19,299 shares of our common stock at an exercise price of $1.14 per share to RCC Ventures, LLC.  The warrant was issued pursuant to an Advisor Agreement, dated July 23, 2004, between Bioject and RCC Ventures, LLC and in consideration for RCC Ventures, LLC acting as placement agent with respect to the debt financing arrangements we entered into with Partners for Growth, L.P. on December 15, 2004.  The warrant may be exercised by the warrant holder until July 25, 2010.  The exercise price of the warrant is subject to adjustment under certain circumstances.  The value of this warrant, utilizing the Black-Scholes valuation model, was $14,402, and was recorded as a component of selling, general and administrative expense.

Note 11. New Accounting Pronouncement

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

Note 12. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning payments to be received under agreements with strategic partners, proceeds to be received from the sale of our New Jersey headquarters building and the timing of such sale, capital expenditures and cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we may not be able to sell our New Jersey headquarters building in a timely manner, if at all, or for the price we expect, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. Readers of this Form 10-Q are referred to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion of factors which could affect future results.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2005, we continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2005, our clinical research efforts continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 20 institutions.

In 2005, our research and development efforts continue to focus on moving our 0.5 mL Iject® from the clinical phase to the production phase, which includes bringing on line our sterile fill capabilities. In addition, we will continue to work on product improvements to existing devices and development of products for our strategic partners.

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

We do not expect to report net income in 2005.

Cash Requirements for Next Twelve Months

Anticipated requirements for cash for the next twelve months from September 30, 2005 are estimated to total approximately $7.05 million as follows:

Estimated cash required for operations	$4,500,000
Current portion of long-term debt	1,000,000
Current portion of capital leases	50,000
Estimated cash capital expenditures	1,500,000
$7,050,000
Cash, cash equivalents and marketable securities at September 30, 2005	$4,274,236

Our balance sheet at September 30, 2005 also includes a $1.1 million short-term note payable, which matures on December 15, 2006.  However, it is included as a short-term liability due to the lender’s ability to call the note at any time.  We do not anticipate the note being called by the lender and, therefore, have not included the $1.1 million in our anticipated cash requirements for the next twelve-month period.

In addition to our current cash resources, we intend to sell our New Jersey headquarters building, which has an estimated fair market value, net of anticipated selling costs, of $1.1 million.  Accordingly, we do not expect our current available cash resources to be adequate to fund our operations for the next twelve months and we will need to seek additional financing, which may not be available on terms acceptable to us or at all.

Results of Operations

The consolidated financial data for the three and nine-month periods ended September 30, 2005 and 2004 are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Net sales of products	$2,739,403	$1,607,865	$9,295,626	$5,572,606
Licensing and technology fees	406,789	453,191	857,626	1,469,810
	3,146,192	2,061,056	10,153,252	7,042,416
Operating expenses:
Manufacturing	2,145,372	1,377,235	7,022,423	4,543,918
Research and development	1,022,601	1,645,637	3,917,878	5,410,455
Selling, general and administrative	998,773	1,220,520	3,331,081	4,176,213
Total operating expenses	4,166,746	4,243,392	14,271,382	14,130,586
Operating loss	(1,020,554)	(2,182,336)	(4,118,130)	(7,088,170)

Interest income	28,431	29,743	91,127	138,961
Interest expense	(170,289)	(21,305)	(437,691)	(60,247)
Net loss allocable to common shareholders	$(1,162,412)	$(2,173,898)	$(4,464,694)	$(7,009,456)
Basic and diluted net loss per common share	$(0.08)	$(0.16)	$(0.32)	$(0.53)
Shares used in per share calculations	13,786,099	13,637,312	13,792,693	13,233,149

Revenue

The $1.1 million, or 70.4%, increase and the $3.7 million, or 66.8%, increase in product sales in the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods of 2004, were due to the following:

•                  $0.7 million and $2.7 million of sales to Merial in the three and nine-month periods ended September 30, 2005, respectively, compared to none in the comparable periods of 2004;

•                  a $138,000 and $585,000 increase in the three and nine-month periods ended September 30, 2005, respectively, in sales of our spring-powered products to Serono;

•                  a $72,000 increase in the three-month period ended September 30, 2005 in sales of our Vial Adapter product to Amgen and Ferring compared to the same period of 2004;

•                  $117,000 and $450,000 of sales of our B2000 products to Chronimed in the three and nine-month periods ended September 30, 2005, respectively, compared to none in comparable 2004 periods; and

•                  a $71,000 and a $110,000 increase in the three and nine-month periods ended September 30, 2005, respectively, in sales of our B2000 products to customers other than Chronimed.

The increases in the nine-month period ended September 30, 2005 compared to the same period of 2004 were partially offset by a $127,000 decrease in sales of our Vial Adapter product to Amgen. Sales of Vial Adapters to Amgen were lower in the nine month 2005 period compared to the equivalent 2004 period due to inventory build-up by Amgen prior to our move to a larger facility in April 2004.

License and technology fees decreased $46,000, or 10.2%, and $612,000, or 41.7%, in the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods of 2004. These decreases were primarily due to the conclusion of agreements with certain customers by the end of 2004.  In the three and nine-month periods ended September 30, 2005, we recognized $300,000 and $630,000, respectively, pursuant to the terms of our production and companion animal license and supply agreement with Merial, compared to $100,000 and $868,000 in the comparable 2004 periods.  The three and nine-month periods of 2005 also include the recognition of $33,000 and $92,000 of royalty revenues, respectively, primarily related to sales of our Vetjet product to Merial compared to none in the 2004 periods.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed Japanese pharmaceutical firm and an undisclosed European biotechnology company. We currently have active product supply agreements with Amgen, Ferring and Chronimed.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.8 million, or 55.8%, increase and the $2.5 million, or 54.5%, increase in manufacturing expense in the three and nine-month periods ended September 30, 2005, respectively, compared to the same periods of 2004 were due primarily to the increased product sales mentioned above, and increases of $143,000 and $330,000 in the three and nine-month periods ended September 30, 2005, respectively, in costs related to increased employee headcount. Manufacturing expense in the nine-month period ended September 30, 2004 includes $36,000 of severance charges compared to none in the 2005 periods.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.6 million, or 37.9%, decrease and the $1.5 million, or 27.6%, decrease in research and development expense in the three and nine-month periods ended September 30, 2005, respectively, compared to same periods of 2004 were primarily due to lower Iject® project expenses, no severance charges in the 2005 periods and completion of the companion animal project, which moved to commercial phase early in the first quarter of 2005. We continue to work on moving our 0.5 mL Iject® from the clinical phase to the production phase (including establishing the automated sterile fill capabilities). In addition, we are working on Merial’s production animal device and our clinical supply of Iject® for our Japanese pharmaceutical partner. Research and development expense for the nine-month period ended September 30, 2004 includes $112,000 of severance charges compared to none in the 2005 periods.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.2 million, or 18.2%, decrease and the $0.8 million, or 20.2%, decrease in selling, general and administrative expense in the three and nine-month periods ended September 30, 2005, respectively, compared to same periods of 2004 were due to a $289,000 decrease in severance charges in the nine-month period, a $35,000 and $475,000 decrease in salaries and related expenses in the 2005 periods, respectively, an $8,000 and $47,000 decrease in travel costs in the 2005 periods, respectively, and a $179,000 and $177,000 decrease in legal, consulting fees and other expenses in the 2005 periods, respectively.  The reductions in salaries and related expenses and travel costs were due to reduced headcount in the 2005 periods compared to the 2004 periods. The decrease in the nine-month period was partially offset by a $245,000 loss recorded in the second quarter of 2005 related to the write-down of assets held for sale to their estimated fair market value.

Interest Income

Interest income decreased in the 2005 periods compared to the 2004 periods due primarily to lower cash and investment balances, partially offset by higher interest rates in the 2005 periods compared to the 2004 periods. The lower cash and investment balances were due to the use of cash for operating activities in the first nine months of 2005. This decrease in cash and investment balances was partially offset by increases in cash and investment balances in the fourth quarter of 2004, which resulted from our sale of 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million, as well as the receipt of $3.0 million of proceeds from a term loan.

Interest Expense

Interest expense increased to $170,000 and $438,000 in the three and nine-month periods ended September 30, 2005, respectively, compared to $21,000 and $60,000, respectively, in the comparable periods of 2004, due to higher outstanding debt balances in the first nine months of 2005 than in the first nine months of 2004. In addition, interest expense in the three and nine month periods ended September 30, 2005 includes $70,000 and $209,000, respectively, of interest expense related to the amortization of prepaid debt issuance costs.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. We anticipate funding our cash commitments for the next twelve-month period ending September 30, 2006 out of existing cash, cash equivalents, marketable securities, license and development fees, borrowings under loan agreements, the sale of assets and equity and/or debt financings. In the fourth quarter of 2004, we sold 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million. This was our first equity financing since December 2001.  In addition, we received proceeds of $3.0 million from a term loan in the fourth quarter of 2004 and entered into a line of credit agreement for up to an additional $2.0 million of available borrowings.  As of September 30, 2005, $1.1 million was outstanding under the line of credit and, based on borrowing limitations, we did not have any availability under the line of credit.

Total cash, cash equivalents and short-term marketable securities at September 30, 2005 were $4.3 million compared to $7.7 million at December 31, 2004. Working capital at September 30, 2005 was $5.0 million compared to $8.0 million at December 31, 2004.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first nine months of 2005 resulted primarily from $2.6 million used in operations, $0.9 million used for capital expenditures, $131,000 used for other investing activities, primarily patent applications, and $0.9 million used for principal payments on long-term debt and capital leases.  These decreases were partially offset by $1.1 million of net proceeds from our line of credit.

Net accounts receivable increased to $1.3 million at September 30, 2005 from $1.0 million at December 31, 2004.  Included in the balance at September 30, 2005, was $339,000 due from Serono, $286,000 due from Amgen and $328,000 due from Merial. Of the amounts due from these three customers at September 30, 2005, $0.7 million was collected prior to the filing of this Form 10-Q.  Historically, we have not had collection problems related to our accounts receivable.

Inventories were $1.7 million at September 30, 2005 compared to $2.1 million at December 31, 2004 and primarily include raw materials and finished goods for the Vial Adapter and the spring-powered product line. The decrease was due primarily to lower finished goods inventories at September 30, 2005 compared to December 31, 2004, which resulted from product shipments late in the third quarter of 2005.

Assets held for sale of $1.1 million as of September 30, 2005 represent the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we intend to sell.  We recorded a loss of $245,000 as a component of selling, general and administrative expense during the second quarter of 2005 related to the write-down of this asset to its estimated fair market value, net of selling costs.

Included in other current assets and other assets, net at September 30, 2005 are $616,000, net of accumulated amortization, of debt issuance costs relating to our $3.0 million term loan, which are being amortized over the three-year life of the loan at a rate of approximately $70,000 per quarter.

Capital expenditures of $0.9 million in the first nine months of 2005 were primarily for the purchase of production molds and improving manufacturing capabilities. We anticipate spending up to a total of $1.5 million in 2005 for production molds and manufacturing capabilities.

Accounts payable decreased to $0.9 million at September 30, 2005 from $1.3 million at December 31, 2004 due primarily to lower inventory balances and decreased spending in research and development.

Other accrued liabilities decreased to $43,000 at September 30, 2005 from $383,000 at December 31, 2004 due primarily to a $160,000 reduction in our severance accrual and a $180,000 reduction for payments and warrants issued to RCC Ventures and Maxim Group, which had been accrued for financial services rendered by them in 2004.

Deferred revenue totaled $1.2 million at September 30, 2005 compared to $0.5 million at December 31, 2004.  The balance at September 30, 2005 primarily represents amounts received from Serono pursuant to their license agreement, from a Japanese pharmaceutical company, from an undisclosed European biotechnology company and from other potential partners.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”).  The Term Loan matures on December 14, 2007, is payable in 36 equal monthly installments and bears interests at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%.  Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Term Loan.  At September 30, 2005, we had $2.2 million outstanding under the Term Loan at an interest rate of 9.75%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million.  The Credit Agreement matures on December 15, 2006 and bears interest at the greater of (i) 4.5% or (ii) the prime rate of Silicon Valley Bank, plus 2%.  Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement.  At September 30, 2005, we had $1.1 million outstanding under the Credit Agreement at an interest rate of 8.75% and, based on borrowing limitations, none was available for future advances.

Both the Term Loan and Credit Agreement restrict our ability to incur additional debt and prohibit us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

Our obligations under the Term Loan and Credit Agreement accelerate upon certain events, including a sale or change of control of Bioject.

In connection with these agreements, on December 15, 2004, we issued to PFG a warrant to purchase 725,000 shares of our common stock at an exercise price of $1.42 per share.  The warrant expires on December 14, 2011.  The value of this warrant was determined to be $736,000 utilizing the Black-Scholes valuation model. The unamortized value of $552,000 at September 30, 2005 is recorded on our balance sheet as a component of debt issuance costs, which are included with other current assets and other assets, net, as described above and is being amortized as additional interest expense over the three-year life of the Term Loan.

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

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of September 30, 2005, our investment portfolio included cash and cash equivalents and short-term marketable securities of $4.3 million. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

We have outstanding a variable rate term loan and line of credit agreement. These debt obligations expose us to variability in interest payments due to changes in rates.  At September 30, 2005, we had $2.2 million outstanding under our term loan at an interest rate of 9.75% and $1.1 million outstanding under the line of credit agreement at an interest rate of 8.75%. Assuming the balances remained constant for the remainder of 2005, a 10% increase in interest rates would result in an approximately $5,000 increase in interest expense over the remaining three months of 2005.

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

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2005, we issued a warrant to purchase an aggregate of 19,299 shares of our common stock at an exercise price of $1.14 per share to RCC Ventures, LLC.  The warrant was issued pursuant to an Advisor Agreement, dated July 23, 2004, between Bioject and RCC Ventures, LLC and in consideration for RCC Ventures, LLC acting as placement agent with respect to the debt financing arrangements we entered into with Partners for Growth, L.P. on December 15, 2004.  The warrant may be exercised by the warrant holder until July 25, 2010.  The exercise price of the warrant is subject to adjustment under certain circumstances.

This issuance of securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder, among other exemptions, on the basis that the purchaser of the securities is an accredited investor.

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

Date: November 11, 2005	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James O’Shea
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ JOHN GANDOLFO
John Gandolfo
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)