Form 10-K
period 2005-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2006-03-31
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20245 SW 95th Avenue
Tualatin, Oregon	97062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (503) 692-8001

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐
Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $14,894,277, computed by reference to the last sales price ($1.15) as reported by the Nasdaq SmallCap Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005).

The number of shares outstanding of the registrant’s common stock as of March 24, 2006 was 14,157,954 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

ITEM 1. BUSINESS

General

We commenced operations in 1985. We develop needle-free injection systems that improve the way patients take medications and vaccines.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2005, we continued to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2005, our clinical research efforts continued to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 20 institutions.

In 2005, our research and development efforts continued to focus on moving our 0.5 mL Iject® from the clinical phase to the production phase, which included bringing on line our sterile fill capabilities. In addition, we continued to work on product improvements to existing devices and development of products for our strategic partners.

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

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed Japanese pharmaceutical firm, an undisclosed European biotechnology company, an undisclosed pharmaceutical company, the Center for Disease Control and Prevention and the Program for Appropriate Technology in Health.

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

At December 31, 2005 and 2004, deferred revenue related to Serono was $117,506 and $184,646, respectively. We recognized revenue related to these licensing agreements totaling $67,140, $67,140 and $67,143 in 2005, 2004 and 2003, respectively.

Merial In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system for production animals, which is currently in development. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term. Commercialization is expected in 2006.

In March 2004, we signed a second license and supply agreement with Merial. Under terms of this agreement, we provided Merial with an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term with a three-year automatic renewal. This product was commercialized in 2005.

In November and December 2005, we signed three new agreements with Merial. The agreements are for three projects, which include performing feasibility analyses for a next generation Vetjet™ device for the companion animal market, as well as for devices for production animal and poultry markets. Each agreement includes the payment of an upfront, non-refundable fee, as well as additional payments dependent upon the achievement of specific milestones. In total, we received non-refundable fees in November and December 2005 of $630,000, which were recorded as deferred revenue at December 31, 2005 and will be recognized over the three to six-month terms of the agreements. Up to an additional $170,000 will be received by us upon delivering the deliverables required under the agreements.

We have the right to terminate the August 2002 agreement because Merial did not obtain regulatory approval by June 2005. While regulatory approval still has not been obtained, we have not terminated the agreement and we expect that Merial will obtain such approval in the third quarter of 2006. The March 2004 agreement may be terminated by us if Merial has not obtained regulatory approval by March 2006. The August 2002 and March 2004 agreements may be terminated by Merial for any reason and all of the agreements may be terminated by either party for failure to meet contractual obligations and for bankruptcy.

Revenue on these arrangements has been recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved. We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2005 and 2004, total deferred revenue related to Merial was $630,000 and $0, respectively. We recognized revenue of $630,000, $1.6 million and $500,000 pursuant to these agreements in 2005, 2004 and 2003, respectively.

Agreement with Japanese Pharmaceutical Company In October 2004, we entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed drug exclusively in Japan. Terms of the agreement included an upfront license fee, which will be recognized over the ten-year term of the agreement. We will also receive regulatory milestone payments, as well as transfer pricing and royalty payments upon commercialization of the drug utilizing the Iject®. We anticipate commercialization in late 2007.

The agreement may be terminated by either party for insolvency, material breach, denial of regulatory approval, a failed clinical study, lack of safety of the device for human use, for financial hardship or third-party patent infringement.

At December 31, 2005 and 2004, deferred revenue related to this agreement was $302,100 and $336,300, respectively, and we recognized revenue of $34,200 and $5,700 pursuant to this agreement in 2005 and 2004, respectively.

Agreement with European Biotechnology Company In July 2005, we entered into a development agreement with a leading European biotechnology company under which we will develop a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication. We received an up-front development fee of $550,000, with an additional $200,000 to be received upon meeting acceptance criteria as specified in the agreement, which we expect to be in November 2006. In addition, we will receive product development and regulatory milestone payments of approximately $3.5 to $4.0 million over a two year period if the milestones stated in the agreement are met. The agreement also provides for transfer pricing and royalty payments upon commercialization of the product, which is currently expected in 2008.

The agreement may be terminated by either party with a 30-day written notice for a material breach of the agreement by the other.

At December 31, 2005, deferred revenue related to this agreement was $438,400 and we recognized revenue of $111,600 pursuant to this agreement in 2005.

Agreement with an Undisclosed Pharmaceutical Company In December 2005, we entered into a feasibility study, option and license agreement with an undisclosed pharmaceutical company to design and develop a reliable, cost-effective, pre-filled disposable version of our Iject® device. The pharmaceutical company will have an exclusive license for the product for certain indications for a specified time period. We received an up-front non-refundable development fee of $500,000 in December 2005, which was recorded as a component of deferred revenue at December 31, 2005 and will be recognized on the percentage of completion method. The agreement also provides for up to $700,000 to be received in the concept phase of the agreement, and for up to $850,000 to be received in the development phase of the agreement. We will also be reimbursed for certain capital expenditures required in the development phase.

The pharmaceutical company may terminate this agreement for any reason upon 30 days written notice. We may immediately terminate this agreement if work under the project is interrupted for 10 consecutive months due to reasons within the pharmaceutical company’s reasonable control. Our termination right terminates once project approval for the development phase of the project has been received. Either party has the right to terminate this agreement upon the other party becoming insolvent or upon filing for voluntary or involuntary bankruptcy protection.

At December 31, 2005, deferred revenue related to this agreement was $500,000. We did not recognize any revenue pursuant to this agreement in 2005.

Centers for Disease Control and Prevention In October 2005, we received a Small Business Innovation Research Grant (“SBIR”) from the Centers for Disease Control and Prevention for the development of a single-dose injection delivery system. Terms of the agreement include progress billings over the six-month term and is offset against project costs.

Program for Appropriate Technology in Health In October 2005, we entered into an agreement with Program for Appropriate Technology in Health (“PATH”) for the development of technology to create a needle-free injector that is small, efficient, safe, cost effective and appropriate for immunization programs in developing countries. Pursuant to the agreement, PATH paid us a non-refundable up-front fee of $100,000 in October 2005, all of which was included as a component of other current liabilities at December 31, 2005 and will be offset against related expenses over the first stage of the agreement through October 2006. We are also directly funding a portion of this project. In addition, we will receive up to an additional $150,000 as stage one milestones are met through October 2006. Fees will be negotiated separately for further stages of the agreement.

This agreement may be terminated by either party for breach of the material terms of the agreement by the other. Either party may also terminate this agreement for insolvency or bankruptcy of the other. The agreement can also be terminated by either party at any time after the commencement of the second stage for any reason, by providing at least 60-days notice to the other.

We are actively pursuing additional strategic partnering relationships with a number of other pharmaceutical and biotechnology companies.

Supply Agreements

We currently have significant supply agreements or commitments with Ferring Pharmaceuticals Inc., Hoffmann-La Roche Inc. and Trimeris Inc., Amgen Inc. and Chronimed Inc.

Ferring Pharmaceuticals Inc. We have a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, expiring January 2007, with Ferring having the ability to extend the agreement for two consecutive 12-month periods. The agreement may be terminated by either party for breach of agreement, or if one of the parties files for bankruptcy (either voluntary or involuntary). Revenue recognized pursuant to this agreement totaled $427,828  and $144,349  in 2005 and 2004, respectively.

Hoffmann-La Roche Inc. and Trimeris Inc. In June 2005, we entered into a letter agreement with Hoffmann-La Roche Inc. and Trimeris Inc. to begin production of B2000® devices ahead of a formal supply agreement. In connection with the letter agreement, we received advances totaling $237,500 for the manufacture of the B2000® devices. The $237,500 was recorded as deferred revenue upon receipt. At December 31, 2005, $237,500 was included as a component of deferred revenue. We anticipate having a supply agreement with Hoffmann-La Roche Inc. and Trimeris Inc. by the fourth quarter of 2006.

Amgen Inc. We have a two-year agreement with Amgen for Vial Adapters for use with one of its drugs. This agreement, which expired in March 2005, was extended to July 2006. We recognized revenue of $2.6  million, $2.9  million and $2.0 million in 2005, 2004 and 2003, respectively, pursuant to this agreement.

Chronimed Inc. We had a one-year supply agreement with Chronimed Inc. for B2000® devices and syringes, which expired December 31, 2005. While we do not have a current agreement with Chronimed Inc., we have firm purchase orders for our B2000® devices and syringes from Chronimed Inc. Revenue for the one-year term totaled $645,248.

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

March 2004

Signed a second license and supply agreement with Merial to provide it with an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market.

June 2004

Signed a collaboration agreement with Program for Appropriate Technology in Health (“Path”), an international non-profit organization, to design and develop a needle-free, single-dose cartridge immunization system for its evaluation

July 2004	Received FDA clearance to market the Q-Cap™ Needle-Free Reconstitution 13mm Vial Adapter.
September 2004	Signed a supply agreement with Ferring for our needle-free Vial Adapter product.
October 2004	Entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed indication exclusively in Japan.
January 2005	Signed a one-year supply agreement with Chronimed Inc. for B2000 devices and syringes.
July 2005

Entered into a development agreement with a leading European biotechnology company under which we will develop a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication.

October 2005

Entered into an agreement with Program for Appropriate Technology in Health (“PATH”) for the development of technology to create a needle-free injector that is small, efficient, safe, cost effective and appropriate for immunization programs in developing countries

October 2005	Received a Small Business Innovation Research Grant from the Centers for Disease Control and Prevention for the development of a single-dose injection delivery system.
November and December 2005

Entered into three agreements with Merial for three projects including performing feasibility analyses for a next generation Vetjet™ device for the companion animal market, as well as for devices for production animal and poultry markets.

“Biojector,” “Bioject,” “Vitajet,” “Iject,” “Iject-R,” “Vetjet,” “Medivax,” and “Q-Cap” are trademarks or registered trademarks of Bioject Medical Technologies Inc.

Where You Can Find More Information

We make available, free of charge, on our website at www.bioject.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-692-8001 x 4207.

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

The current suggested retail list price for the Biojector® 2000 professional jet injector is $1,200, and the suggested retail list price for Biojector® syringes is $200 for a box of 100 syringes. CO2 cartridges are sold for a suggested retail price of $8.00 for a box of ten. Discounts are offered for volume purchases.

Drug Reconstitution System

The needle-free drug reconstitution system allows for the transfer of diluents to reconstitute powdered medications into liquid form and withdrawal of liquid medication into a syringe without the use of a needle. Our 13mm Vial Adapter has a compact, polycarbonate spike design to draw up liquid medication and to reconstitute lyophilized (powdered) medication. It allows healthcare workers and patients to access medication without using a needle. The Vial Adapter fits most single and multi- dose medication vials available in the U.S. and European markets, and is widely used in clinics and home healthcare throughout North America. While the Vial Adapter is an integral part of the needle-free syringe packaging for the Biojector® 2000 needle-free injection system, it functions perfectly with any conventional syringe.

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

We intend to focus the direct sales efforts of our needle-free injection systems on the military and public health markets. To implement our direct sales and marketing efforts, we currently employ a Vice President of Customer Relations, a Strategic Accounts Manager, one customer service representative, and four part-time nurse trainers. Our direct sales efforts have resulted in the signing of renewable supply agreements with the State of Alaska, the Departments of Public Health for the District of Columbia, the County of San Francisco and Anne Arundel County (MD). We have also entered into a five-year Federal Supply Schedule purchasing agreement through the Veterans Administration, valid through March 2007. This contract authorizes direct sales to all branches of the U.S. Department of Defense, U.S. Public Health Service and the Federal Bureau of Prisons.

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

Significant Customers

In the year ended December 31, 2005, three customers, Serono, Merial and Amgen accounted for approximately 32%, 27% and 22% of total revenues, respectively.

Product Line and Geographic Revenue Information

Revenue by product line was as follows:

	Year Ended December 31,
	2005	2004	2003
Biojector® 2000 (or CO2 powered)	$1,661,849	$647,260	$866,843
Spring Powered	6,629,104	3,493,604	1,844,822
Vial Adapters	3,052,319	3,188,278	2,602,591
	11,343,272	7,329,142	5,314,256
License and Technology Fees	944,922	2,156,681	1,005,464
	$12,288,194	$9,485,823	$6,319,720

Geographic revenues were as follows:

	Year Ended December 31,
	2005	2004	2003
United States	$9,457,229	$8,212,898	$5,073,446
All other	2,830,965	1,272,925	1,246,274
	$12,288,194	$9,485,823	$6,319,720

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

Patent Summary Table

Item	Issued	Pending	Total
U.S.A. Patents	39	14	53
Foreign Patents	11	24	35
Total	50	38	88

Trademark Summary Table

Item	Issued	Pending	Total
U.S.A. Trademarks	5	3	8
Foreign Trademarks	5	6	11
Total	10	9	19

Our patents expire between 2007 and 2023.

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

We are developing the Iject® Needle-Free Injection System, a single or multi-use prefilled disposable injector for self injection, and pre-filled Biojector® syringes. We plan to seek arrangements with pharmaceutical and biologics companies that will enable them to provide medications in pre-filled syringes packaged with the injector device. See “Research and Product Development.” Before pre-filled Iject® or Biojector® syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties when stored in the pre-filled syringe. It is the pharmaceutical or biotechnology company’s responsibility to conduct these clinical tests. It is current FDA policy that such pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (“RFD”) to the Office of Combination Products, (“OCP”). The pharmaceutical or biotechnology company is responsible for the submission to the OCP. A pre-filled syringe meets the FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The OCP will assign a center with primary jurisdiction for a combination product (CDER, CDRH) and ensure the timely and effective premarket review. The primary or lead review center often will consult or collaborate with other evaluation centers to obtain all the appropriate materials and requirements to process the submission.

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

In June 1998, we first received certification from TV Product Services indicating that we have in place a quality system, including Good Manufacturing Practices, conforming to International Standards for medical device manufacturers. Our quality system has maintained continuous certification. We recently changed auditors, to Underwriters Laboratories, and upgraded our quality system certification to International Standard ISO 13485:2003.

Our quality system is also certified under the Canadian CMDCAS system. In November, 2003 we received Certification from TV for compliance with the Canadian Medical Devices Conformity Assessment System (CMDCAS), in accordance with the Standards Council of Canada (SCC) standards, and Health Canada’s regulatory requirements. In December 2005, when we changed auditors to Underwriters Laboratories, our Canadian certification was upgraded to ISO 13485:2003. We hold Canadian Medical Devices Licenses permitting the importation for sale of Bioject medical devices in Canada. In addition, we have a Medical Device Establishment License with Health Canada.

In November 1999, we received certification from TV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive, (MDD), which allows us to label our products with the CE Mark and sell them in the European Community and various non-European countries. That certification has also been continuously maintained. In February 2006 we passed our most recent MDD re-certification audit.

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products. We use clinical magnetic resonance imaging, high speed photography and tissue studies to determine the reliability and performance of new and existing products. As of December 31, 2005, our research and product development staff, including clinical and regulatory staff members, consisted of 16 employees. Research and development expense totaled $4.9 million, $7.5 million and $6.4 million for years ended December 31, 2005, 2004 and 2003, respectively.

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

Developing DNA-based preventative and therapeutic treatments for a variety of diseases is a very active and growing area of medical research. Researchers hope to develop DNA-based treatments for diseases that have previously not been treatable as well as DNA-based alternatives to therapies currently used in the treatment of other diseases. Most DNA therapies currently being developed require injecting the medication either intramuscularly (into the muscle tissue) or intradermally (just under the skin). The Biojector® 2000 is currently the only jet injection device cleared by the FDA for intramuscular injections. We have developed an adapter for the Biojector® syringe to allow the device to consistently deliver intradermal injections. This adapter is being used in clinical studies to deliver intradermal injections. Initial studies show the adapter to be effective. A published trial with the Naval Medical Research Center using a DNA-based malaria vaccine indicated that the adapter consistently delivered intradermal injections. In addition, pre-clinical testing in animals provided consistent data indicating effective intradermal injections. This adapter has not been cleared by the FDA to be marketed for intradermal injections and is not currently submitted to the FDA to gain clearance for those claims. If our jet injection technology is proven to enhance the performance of DNA-based medications, this area of medicine could present a significant opportunity for us to license our products to pharmaceutical and biotechnology companies for use in conjunction with their DNA-based medications. There can be no assurance that further clinical studies will prove conclusively that our technology is more effective in delivering DNA-based medications than alternative delivery systems that are either currently available or that may be developed in the future. Further, there can be no assurance, should our technology prove to be more effective in delivering DNA-based medications, that regulatory clearance will be gained to deliver any DNA-based medications using our products. Further, should intradermal delivery of DNA-based medications be critical to effective delivery of those compounds, there is no assurance that we will gain regulatory clearance for intradermal delivery of DNA-based medications with our products.

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

The Iject-R™ is designed to be a durable injection device capable of giving multiple injections using pre-filled disposable syringes and a single-use disposable gas power source. This economical, convenient and easy to use device is designed for the home use market, where frequent injections are required. This device is currently in the concept phase of development. Commercialization is dependent upon a partner wishing to use the device to deliver its medication.

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

We anticipate that our Japanese pharmaceutical partner will be the first company to utilize our Iject® technology. Currently, the Iject® is in the clinical phase of development and we anticipate commercialization in late 2007 with our Japanese pharmaceutical partner, provided that it has successful clinical studies and receives the appropriate regulatory clearances.

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

Employees

As of December 31, 2005, we had 84 full-time employees and three full-time contract manufacturers, with 12 employees engaged in research and product development, one in business development, three in sales and marketing, 60 in manufacturing (including nine contract manufacturing workers) and 8 in administration. We engage a limited number of part-time consultants who assist with research and development and sales and marketing activities. As of December 31, 2005, we had seven consultants and four per diem nurses on contract. None of our employees are represented by a labor union.

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

ITEM 1A. RISK FACTORS

If our products are not accepted by the market, our business could fail. Our success will depend on market acceptance of our needle-free injection drug delivery systems, the Biojector® 2000 system and the Vitajet® system and on market acceptance of other products under development. If our products do not achieve market acceptance, our business could fail. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe, which have a cost per injection that is significantly lower than those of our products. The Biojector® 2000, the Iject® system, the Vitajet® system or any of our products under development may be unable to compete successfully with needle-syringes.

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

In prior years, several agreements, including those with Hoffman La Roche Pharmaceuticals, Merck & Co. and Amgen, have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including costs related to obtaining regulatory approval, unsuccessful pre-clinical vaccine studies, changes in vaccine development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy. No revenue resulted from any of the canceled agreements in 2005, 2004 or 2003.

We may be unable to enter into future licensing or supply agreements with major pharmaceutical or biotechnology companies. Even if we enter into these agreements, they may not result in sustainable long-term revenues which, when combined with revenues from product sales, could be sufficient for us to operate profitably.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At December 31, 2005, we had an accumulated deficit of $106.0 million. We may never be profitable, which could have a negative effect on our stock price. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

We will need additional funding to support our operations during 2006; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. As of December 31, 2005, we had net working capital of $2.1 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 13, 2006 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue operations through 2006 is dependent on our obtaining additional debt and/or equity financing. While we believe our proposed $4.5 million Series E preferred stock financing and our $1.25 million convertible debt financing will enable us to continue operations until at least March 2007, the Series E preferred stock financing is subject to customary and other closing conditions, including shareholder approval. Similarly, our $1.25 million convertible debt financing will be payable upon demand by the lender if shareholders do not approve the conversion feature. These two transactions are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, we cannot assure you that we will receive the funds we anticipate or that we may not have to repay the $1.25 million debt sooner than would otherwise be the case, either of which will have a material adverse effect on our ability to fund our continuing operations during 2006 and beyond.

We have a small sales force and may be unable to penetrate targeted market segments. We have a small sales force and may be unable to penetrate targeted market segments. Our sales force consists of a Vice President of Customer Relations who is focused on specifically targeted market segments. Our small sales force may not have sufficient resources to adequately penetrate one or more of the targeted market segments. Further, if the sales force is successful in penetrating one or more of the targeted market segments, we are unable to assure that our products will be accepted in those segments or that product acceptance will result in product revenues which, together with revenues from corporate licensing and supply agreements, will be sufficient for us to operate profitably.

We have limited manufacturing experience, and may be unable to produce our products at the unit costs necessary for the products to be competitive in the market, which could cause our financial condition to suffer. We have limited experience manufacturing our products in commercially viable quantities. We have increased our production capacity for the Biojector® 2000 system and the Vitajet® product line through automation of, and changes in, production methods, in order to achieve savings through higher volumes of production. If we are unable to achieve these savings, our results of operations and financial condition could suffer. The current cost per injection of the Biojector® 2000 system and Vitajet® product line is substantially higher than that of traditional needle-syringes, our principal competition. In order to reduce costs, a key element of our business strategy has been to reduce the overall manufacturing cost through automating production and packaging. There can be no assurance that we will achieve sales and manufacturing volumes necessary to realize cost savings from volume production at levels necessary to result in significant unit manufacturing cost reductions. Failure to do so will continue to make competing with needle-syringes on the basis of cost very difficult and will adversely affect our financial condition and results of operations. We may be unable to successfully manufacture devices at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect our financial condition and results of operations.

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

FDA regulatory processes are time consuming and expensive. Product applications submitted by us may not be cleared or approved by the FDA. In addition, our products must be manufactured in compliance with Good Manufacturing Practices, as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

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

If we cannot meet international product standards, we will be unable to distribute our products outside of the United States, which could cause our business to suffer. Distribution of our products in countries other than the U.S. may be subject to regulation in those countries. Failure to satisfy these regulations would impact our ability to sell our products in these countries and could cause our business to suffer. Bioject has received the following certifications from Underwriters Laboratories or TV Product Services that products and quality system meet the applicable requirements which allows us to label our products with the CE Mark and sell them in the European Community and non European countries.

Certificate	Dated
ISO 13485:2003 and CMDCAS (Underwriters Laboratories)	February 2006

Annex V of the Directive 93/42/EEC on Medical Devices (TUV)	October 2004 Re-certification Audit February 2006

Annex II, section 3 of the Directive 93/42/EEC on Medical Devices (TUV)	October 2004 Re-certification Audit February 2006

We may be unable to continue to meet the standards of ISO 9001 or CE Mark certification, which could have a material adverse effect on our business and cause our financial results to suffer.

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

We may be unable to compete in the medical equipment field, which could cause our business to fail. The medical equipment market is highly competitive and competition is likely to intensify. If we cannot compete, our business will fail. Our products compete primarily with traditional needle-syringes, “safety syringes” and also with other alternative drug delivery systems. In addition, manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with our products. There can be no assurance that we will be able to compete successfully in this market. A variety of new technologies (for example, transdermal patches) are being developed as alternatives to injection for drug delivery. While we do not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future. Many of our competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources.

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

We rely on patents and proprietary rights to protect our proprietary technology. We rely on a combination of trade secrets, confidentiality agreements and procedures and patents to protect our proprietary technologies. We have been granted a number of patents in the U.S. and several patents in other countries covering certain technology embodied in our current jet injection system and certain manufacturing processes. Additional patent applications are pending in the U.S. and certain foreign countries. The claims contained in any patent application may not be allowed, or any patent or our patents collectively may not provide adequate protection for our products and technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. In addition, the laws of foreign countries may not protect our proprietary rights to this technology to the same extent as the laws of the U.S. We believe we have independently developed our technology and attempt to ensure that our products do not infringe the proprietary rights of others. We know of no such infringement claims. However, any claims could have a material adverse effect on our financial condition and results of operations.

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

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. John Gandolfo, our Chief Financial Officer and Vice President of Finance, will be departing Bioject in May 2006 as part of the restructuring we announced in March 2006. Although we have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares under the Securities Act for sale. We have registered approximately 15.4 million shares for resale on Form S-3 registration statements, including approximately 2.5 million shares issuable upon exercise of warrants. In addition, we have 799,000 shares of common stock reserved for future issuance under our stock incentive plan. As of December 31, 2005, options to purchase approximately 2.2 million shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In March 2006, we issued warrants to purchase 656,934 shares of our common stock. At that time, we also agreed to sell approximately 3.3 million shares of Series E preferred stock, subject to shareholder approval. Each share of Series E preferred stock will be convertible into one share of our common stock, subject to adjustment in certain circumstances. Also in March 2006, we entered into a $1.25 million convertible note financing. Subject to shareholder approval, the principal amount of this note, plus accrued interest, will be convertible into common stock at $1.37 per share. If we prepay this debt, we have agreed to issue the lender a warrant to purchase an equivalent number of shares to what it would receive on conversion. We have agreed to register for resale the shares of common stock underlying the warrants, the Series E preferred stock and the convertible note.

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

We may not be able to effectively implement our restructuring activities, and our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations. In March 2006, we restructured our operations, which included reducing the size of our workforce. Despite our restructuring efforts, we cannot assure you that we will achieve all of the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these restructuring activities in the periods contemplated, or at all. Our inability to realize these benefits, and our failure to appropriately structure our business to meet market conditions, could negatively impact our results of operations.

As part of our recent restructuring activities, we have reduced the workforce in certain portions of our business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues.

In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect our future revenues. Further, we believe our future success depends, in large part, on our ability to attract and retain highly skilled personnel. Our restructuring activities could negatively affect our ability to attract such personnel as a result of perceived risk of future workforce reductions.

We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. and its affiliates (collectively, the “LOF Funds”) currently own shares of Series D preferred stock and warrants to purchase common stock representing in aggregate approximately 19% of our outstanding voting power (assuming exercise of the warrants). At our 2006 annual meeting, shareholders will be asked to approve a proposed preferred stock financing with the LOF Funds and their affiliates. If this transaction is approved, the LOF Funds and their affiliates could own shares of preferred stock and warrants representing as much as approximately one third of our outstanding voting power (assuming exercise of all of the warrants held by the LOF Funds and their affiliates). As a result, the LOF Funds and their affiliates potentially could control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

In January 2006, we entered into a contract to sell our 5,000 square foot New Jersey headquarters building to an unrelated third party. This sale is expected to close on or before April 7, 2006. In connection with this sale, we have moved our executive and certain other offices to our Portland, Oregon facility.

We believe that our facilities are sufficient to support our anticipated manufacturing operations and other needs for at least the next ten years. We believe that, if necessary, we will be able to obtain alternative facilities at rates and under terms comparable to those of the current leases.

ITEM 3. LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any litigation that could have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the symbol “BJCT.”  The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2005.

Year Ended December 31, 2004	High	Low
Quarter 1	$4.05	$2.90
Quarter 2	3.07	1.80
Quarter 3	1.85	1.01
Quarter 4	1.78	0.96

Year Ended December 31, 2005	High	Low
Quarter 1	$2.00	$1.26
Quarter 2	1.50	1.12
Quarter 3	1.85	1.00
Quarter 4	1.80	1.28

As of March 24, 2006, there were 1,008 shareholders of record and approximately 6,500 beneficial shareholders.

We have not declared any cash dividends during our history and have no intention of declaring a cash dividend in the foreseeable future. Our term loan agreement and credit agreement prohibit us from paying cash dividends without the lender’s consent.

See Item 12. for Equity Compensation Plan Information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below for the fiscal year ended March 31, 2002, the nine-month period ended December 31, 2002 and the years ended December 31, 2003, 2004 and 2005 have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	For the year ended December 31,			For the nine months ended December 31,	For the year ended March 31,
	2005	2004	2003	2002(1)	2002
Consolidated Statement of Operations Data
Revenue	$12,288	$9,486	$6,320	$4,304	$5,219
Operating expenses	18,407	18,620	15,904	10,272	12,309
Net loss	(6,589)	(9,081)	(9,332)	(5,465)	(8,491)
Basic and diluted loss per common share	(0.48)	(0.68)	(0.87)	(0.52)	(0.87)
Shares used in per common share calculations	13,825	13,342	10,720	10,596	9,778

	December 31,				March 31,
	2005	2004	2003	2002	2002
Consolidated Balance Sheet Data
Working capital	$2,146	$8,032	$9,521	$18,313	$13,414
Total assets	13,946	18,370	22,468	28,234	33,469
Short-term note payable and current portion of long-term debt	2,044	1,000	175	—	—
Long-term debt, less current portion	917	2,000	1,325	—	—
Other long-term liabilities	350	371	82	26	6
Shareholders’ equity	6,543	12,335	17,956	26,867	31,966

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2006, we will continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2006, our clinical research efforts will continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 20 institutions.

In 2006, our research and development efforts will focus on the Iject® single use disposable product. In addition, we will continue to work on product improvements to existing devices and development of products for our strategic partners.

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

We do not expect to report net income in 2006.

CASH REQUIREMENTS FOR THE NEXT TWELVE MONTHS

Anticipated requirements for cash for the next twelve months from December 31, 2005 are estimated to total approximately $6.0 million as follows:

Estimated cash required for operations	$3,375,000
Short-term note payable	961,000
Proceeds from sale of headquarters building	(1,125,000)
Portion of long-term debt to be repaid with proceeds from sale of headquarters building	1,125,000
Remaining current portion of long-term debt	875,000
Current portion of capital leases	51,500
Estimated cash capital expenditures	750,000
$6,012,500
Cash, cash equivalents and marketable securities at December 31, 2005	$2,545,442

In addition to our current cash resources, we entered into an agreement with an unrelated third party to sell our New Jersey headquarters building for $1.125 million, net of anticipated selling costs. This sale is expected to close on or before April 7, 2006. As indicated above, the proceeds from this sale must be used to pay down the long-term portion of our term loan.

On March 8, 2006, we entered into an agreement with respect to $1.5 million of convertible debt financing (the “Agreement”) with Life Sciences Opportunities Fund II (Institutional), L.P. (“LOF”) and  several of its affiliates. Under the terms of the Agreement, we received $1.5 million of debt financing on March 8, 2006. Interest on debt outstanding under the Agreement is 10% per annum. The maturity date of the debt issued pursuant to the Agreement is the earliest of i) April 1, 2007; ii) the time of closing of our offering and sale of at least $4.5 million of our Series E preferred stock; and iii) the occurrence of an Event of Default, as defined in the Agreement. In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010.

Also on March 8, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LOF and its affiliates (collectively “the LOF Affiliates”). Under the Securities Purchase Agreement, upon receiving shareholder approval at our annual meeting, which is expected to be held in May 2006, and subject to customary closing and other conditions, the LOF Affiliates will purchase approximately $4.5 million of our Series E preferred stock at $1.37 per share (including the conversion of the $1.5 million of convertible debt financing and related accrued interest).

In addition, on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “Debt Financing”). We have two other loans outstanding with PFG with a combined total of approximately $3.0 million outstanding as of December 31, 2005. Under the terms of the Debt Financing, we received $1.25 million. This loan will be due in March 2011. The loan bears interest at the prime rate and will be convertible, subject to shareholder approval, at any time, by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. Shareholders will also be asked to approve the conversion feature of this transaction at our annual meeting, which is expected to be held in May 2006. If shareholders do not approve the conversion feature of this transaction at the earlier of the annual meeting or July 31, 2006, the loan will be payable upon demand by PFG. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion.

On March 3, 2006, our Board of Directors approved a plan of restructuring, which includes reorganizing our corporate organization, closing our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. In addition, Jim O’Shea, our President and Chief Executive Officer, will be based out of our Portland, Oregon location. Also, John Gandolfo, our Chief Financial Officer, will depart Bioject on May 3, 2006. During the first quarter of 2006, we anticipate recognizing a charge of approximately $600,000 associated with severance costs for terminated employees as part of the restructuring. Such costs will be paid out over a 14 month period. In addition, there will be a non-cash charge in connection with the acceleration of non-vested stock awards, which we are currently evaluating. The restructuring activities are expected to be completed by the second quarter of 2006. Going forward, we anticipate annual cost savings in excess of $1.2 million in 2006 and $1.4 million in 2007 in connection with the expense reductions.

With our current cash, cash equivalents, and short-term marketable securities of $2.5 million at December 31, 2005, and with the addition of the committed funds of $1.5 million of convertible debt financing with  LOF and several of its affiliates and the committed funds of $1.25 million of convertible debt financing from PFG, we believe that we will have the financial resources to fund our operations and anticipated cash expenditures through at least May 31, 2006. By that time, subject to shareholder approval and customary and other closing conditions, we anticipate that we will receive an additional $3 million of equity financing in the form of Series E convertible preferred stock from the LOF Affiliates, which we believe will allow us to fund our operations and anticipated cash capital expenditures through at least March 31, 2007. If we do not receive the required shareholder approval in connection with the proposed equity and debt financings, we might not be able to fund our continuing operations. In addition, there can be no assurances that we will be successful in closing the Series E convertible preferred stock financing, even if shareholder approval is obtained.  In either such case, we will be forced to explore alternative plans, which could include a further curtailment of operations and alternative financing from other sources.

RESULTS OF OPERATIONS

The consolidated financial data for the years ended December 31, 2005, 2004 and 2003 are presented in the following table:

	Year Ended December 31,
	2005	2004	2003
Revenue:
Net sales of products	$11,343,272	$7,329,142	$5,314,256
Licensing and technology fees	944,922	2,156,681	1,005,464
	12,288,194	9,485,823	6,319,720
Operating expenses:
Manufacturing	9,096,246	5,893,772	3,937,149
Research and development	4,922,441	7,452,873	6,408,356
Selling, general and administrative	4,388,799	5,273,547	5,558,269
Total operating expenses	18,407,486	18,620,192	15,903,774
Operating loss	(6,119,292)	(9,134,369)	(9,584,054)

Interest income	133,412	165,177	259,862
Interest expense	(603,424)	(111,361)	(8,042)
Net loss allocable to common shareholders	$(6,589,304)	$(9,080,553)	$(9,332,234)
Basic and diluted net loss per common share	$(0.48)	$(0.68)	$(0.87)
Shares used in per share calculations	13,825,294	13,342,140	10,719,902

Revenue

The $4.0 million, or 54.8%, increase in product sales in the year ended December 31, 2005 compared to the year ended December 31, 2004, was primarily due to the following:

•                  $3.1 million of sales to Merial in 2005 compared to $0.4 million in 2004;

•                  a $0.6 million increase in 2005 in sales of our spring-powered products to Serono compared to 2004;

•                  a $0.3 million increase in 2005 in sales of our Vial Adapter product to Ferring compared to 2004;

•                  $0.6 million of sales of our B2000 products to Chronimed in 2005 compared to none in 2004; and

•                  a $114,000 increase in 2005 in sales of our B2000 products to customers other than Chronimed compared to 2004.

Product sales in 2005 included $535,000 of sales of our B2000 device which had been written off in prior years. The increase in product sales in 2005 compared to 2004 was partially offset by a $0.3 million decrease in sales of our Vial Adapter product to Amgen. Sales of Vial Adapters to Amgen were lower in 2005  compared to 2004 due to inventory build-up by Amgen prior to our move to a larger facility in April 2004.

The $2.0 million, or 37.9%, increase in product sales in 2004 compared to 2003 was primarily due to:

•                  an increase of $700,000 in sales of our Vial Adapter product to Amgen;

•                  $144,000 of sales of our Vial Adapter product to Ferring in 2004 compared to none in 2003; and

•                  and an increase of $1.3 million in sales of our spring-powered products to Serono.

These increases were partially offset by a $228,000 decrease in sales of our Vial Adapter product to Berlex.

The increases in product sales in both 2005 compared to 2004 and 2004 compared to 2003 were due primarily to increases in units sold. We did not have any significant sales price increases for our products in either comparable period. We expect a combined decrease in product sales to Merial and Serono of approximately $2.5 million in 2006 compared to their 2005 purchases. Both Merial and Serono built up inventory in 2005, which will affect their 2006 purchases.

License and technology fees decreased $1.2 million, or 56.2%, in 2005 compared to 2004. This decrease was primarily due to the conclusion of agreements with several customers by the end of 2004. In 2005, we recognized $0.6 million pursuant to the terms of our production and companion animal license and supply agreement with Merial, compared to $1.6 million in 2004. Partially offsetting these decreases were $90,000 of royalty revenues in 2005, primarily related to sales of our Vetjet product to Merial, compared to $5,000 in 2004.

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

The $3.2 million, or 54.3%, increase in manufacturing expense in 2005 compared to 2004 was due primarily to the increased product sales mentioned above, and an increase of $53,000 for increasing our provision for future warranty costs. Partially offsetting these increases was $36,000 of severance charges in 2004 compared to none in 2005.

The $2.0 million, or 49.7%, increase in manufacturing expense in 2004 compared to 2003 was due primarily to the increases in product sales discussed above. Manufacturing expense in 2004 also includes $36,000 of severance charges related to the terminations compared to none in 2003.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $2.5 million, or 34.0%, decrease in research and development expense in 2005 compared to 2004 was primarily due to an $878,000 decrease in Iject® project expenses, no severance charges in 2005 compared to $112,000 in 2004 and a $623,000 decrease related to our companion animal project, which was completed and moved to the commercial phase early in the first quarter of 2005. We also had a $250,000 decrease in clinical and regulatory labor costs due to fewer employees and a $637,000 decrease related to the winding down of certain other projects in 2005 compared to 2004, partially offset by new projects started in 2005. We continue to work on moving our 0.5 mL Iject® from the clinical phase to the production phase (including establishing the automated sterile fill capabilities). In addition, we are working on Merial’s production animal device and our clinical supply of Iject® for our Japanese pharmaceutical partner.

The $1.0 million, or 16.3%, increase in research and development expense in 2004 compared to 2003 was primarily due to $2.5 million of costs incurred in 2004 in relation to moving our 0.5 mL Iject® (including expenses related to the automated sterile fill capabilities) from the clinical phase to the production phase compared to $1.9 million of such charges in 2003. In addition, $623,000 was incurred in 2004 for moving the Merial companion animal project to production, offset in part by approximately $200,000 related to product updates completed in 2003 that were not incurred in 2004.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.9 million, or 16.8%, decrease in selling, general and administrative expense in 2005 compared to 2004 was due to a $409,000 decrease in salaries and related expenses, a $312,000 decrease in severance related costs and a $339,000 decrease in legal, consulting fees and other expenses. The reductions in salaries and related expenses and travel costs were due to reduced headcount in 2005 compared to 2004. The decrease in 2005 compared to 2004 was partially offset by a $245,000 loss recorded in the second quarter of 2005 related to the write-down of assets held for sale to their estimated fair market value.

The $285,000, or 5.1%, decrease in selling, general and administrative expense in 2004 compared to 2003 was primarily due to a $175,000 reduction in recruiting and relocation costs, a $269,000 decrease in non-severance related salaries and a $177,000 decrease in various other costs, partially offset by $336,000 of severance costs in 2004.

Interest Income

Interest income decreased in 2005 compared to 2004 due primarily to lower cash and investment balances, partially offset by higher interest rates in 2005 compared to 2004. The lower cash and investment balances were due to the use of cash for operating activities in 2005. This decrease in cash and investment balances was partially offset by increases in cash and investment balances in the fourth quarter of 2004, which resulted from our sale of 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million, as well as the receipt of $3.0 million of proceeds from a term loan.

Interest income decreased in 2004 compared to 2003 primarily due to lower interest rates and lower cash and investment balances. The lower cash and investment balances were due to the fact that, until the fourth quarter of 2004, we had not raised any capital since December 2001 and, therefore, had been utilizing existing cash and investment balances for operations.

Interest Expense

Interest expense increased to $603,000 in 2005 compared to $111,000 in 2004 due to higher outstanding debt balances in 2005 than in 2004. In addition, interest expense in 2005 includes $271,000 of interest expense related to the amortization of prepaid debt issuance costs compared to $28,000 of such costs in 2004.

Interest expense increased to $111,000 in 2004 compared to $8,000 in 2003 due to our $1.5 million outstanding term loan with U.S. Bank, which was not outstanding during 2003 and was repaid in the fourth quarter of 2004, as well as our $3.0 million term loan, which was entered into in the fourth quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, loans, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in November 1993, licensing and technology revenues and revenues from sales of products. We anticipate funding our cash commitments for the next twelve-month period ending December 31, 2006 out of existing cash, cash equivalents, marketable securities, license and development fees, borrowings under loan agreements, the sale of assets and equity and/or debt financings. In the fourth quarter of 2004, we sold 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million. This was our first equity financing since December 2001. In addition, we received proceeds of $3.0 million from a term loan in the fourth quarter of 2004 and entered into a line of credit agreement for up to an additional $2.0 million of available borrowings. As of December 31, 2005, $961,000 was outstanding under the line of credit and, based on borrowing limitations, we had $111,000 available to borrow.

Total cash, cash equivalents and short-term marketable securities at December 31, 2005 were $2.5 million compared to $7.7 million at December 31, 2004. Working capital at December 31, 2005 was $2.1 million compared to $8.0 million at December 31, 2004.

The overall decrease in cash, cash equivalents and short-term marketable securities during 2005 resulted primarily from $3.7 million used in operations, $1.2 million used for capital expenditures, $192,000 used for other investing activities, primarily patent applications, and $1.1 million used for principal payments on long-term debt and capital leases. These decreases were partially offset by $961,000 of net proceeds from our line of credit.

Net accounts receivable increased to $2.4 million at December 31, 2005 from $1.0 million at December 31, 2004. Included in the balance at December 31, 2005, was $818,000 due from Merial, $546,000 due from an undisclosed pharmaceutical company, $483,000 due from Amgen, $208,000 due from Ferring and $104,000 due from Serono. Of the amounts due from these customers at December 31, 2005, $2.2 million was collected prior to the filing of this Form 10-K. Historically, we have not had collection problems related to our accounts receivable.

Inventories were $1.5 million at December 31, 2005 compared to $2.1 million at December 31, 2004 and primarily included raw materials and finished goods for the Vial Adapter and the spring-powered product line. The decrease was due primarily to lower finished goods inventories at December 31, 2005 compared to December 31, 2004, which resulted from product shipments late in the fourth quarter of 2005.

Assets held for sale of $1.1 million as of December 31 2005 represent the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we intend to sell. We recorded a loss of $245,000 as a component of selling, general and administrative expense during the second quarter of 2005 related to the write-down of this asset to its estimated fair market value, net of selling costs. In January 2006, we entered into an agreement to sell this building to an unrelated third party for $1.1 million. The purchaser also has the option to purchase the furniture located in the building for an additional $25,000. This sale is expected to close on or before April 7, 2006.

Included in other current assets and other assets, net at December 31, 2005 are $546,000, net of accumulated amortization, of debt issuance costs relating to our $3.0 million term loan, which are being amortized over the three-year life of the loan at a rate of approximately $70,000 per quarter.

Capital expenditures of $1.2 million in 2005 were primarily for the purchase of production molds and improving manufacturing capabilities. We anticipate spending up to a total of $500,000 in 2006 for production molds and manufacturing capabilities.

Other accrued liabilities decreased to $204,000 at December 31, 2005 from $383,000 at December 31, 2004 due primarily to a $161,000 reduction in our severance accrual and a $180,000 reduction for payments and warrants issued to RCC Ventures and Maxim Group, which had been accrued for financial services rendered by them in 2004. These decreases were partially offset by a $100,000 increase related to an advance to cover future expenses related to our agreement with Program for Appropriate Technology in Health.

Deferred revenue totaled $2.2 million at December 31, 2005 compared to $0.5 million at December 31, 2004. Of the $2.2 million of deferred revenue, $1.1 million was included in accounts receivable at December 31, 2005. The balance at December 31, 2005 included $118,000 received from Serono, $630,000 due from Merial, $500,000 due from an undisclosed pharmaceutical company, $302,000 received from a Japanese pharmaceutical company, $238,000 received from Hoffman-La Roche and Trimeris and $438,000 received from a European biotechnology firm.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”). The Term Loan matures on December 14, 2007, is payable in 36 equal monthly installments and bears interests at the greater of (i) 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%. Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Term Loan. At December 31, 2005, we had $2.0 million outstanding under the Term Loan at an interest rate of 10.25%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million.  The Credit Agreement matures on December 15, 2006 and bears interest at the greater of (i) 4.5% or (ii) the prime rate of Silicon Valley Bank, plus 2%.  Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement. At December 31, 2005, we had $961,000 outstanding under the Credit Agreement at an interest rate of 9.25% and, based on borrowing limitations, we had $111,000 available to borrow.

Both the Term Loan and Credit Agreement restrict our ability to incur additional debt and prohibit us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

Our obligations under the Term Loan and Credit Agreement accelerate upon certain events, including a sale or change of control of Bioject.

In connection with these agreements, on December 15, 2004, we issued to PFG a warrant to purchase 725,000 shares of our common stock at an exercise price of $1.42 per share.  The warrant expires on December 14, 2011.  The value of this warrant was determined to be $736,000 utilizing the Black-Scholes valuation model. The unamortized value of $488,000 at December 31, 2005 is recorded on our balance sheet as a component of debt issuance costs, which are included with other current assets and other assets, net, as described above and is being amortized as additional interest expense over the three-year life of the Term Loan.

Pursuant to the terms of our agreement with RCC Ventures, a financial services firm we engaged in 2004 to assist us in obtaining debt financing, in the third quarter of 2005, we issued a warrant exercisable for 19,299 shares of our common stock at an exercise price of $1.14 per share to RCC Ventures, related to our draw down of $1.1 million on the Credit Agreement during the second quarter of 2005. The warrant will expire on July 25, 2010. The value of the warrant was determined to be $14,402 utilizing the Black-Scholes valuation model and was expensed in the second quarter of 2005.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2005 expressed substantial doubt about our ability to continue as a going concern. As noted above, our ability to fund continuing operations is dependent on our ability to close our Series E convertible preferred stock financing and obtain shareholder approval of the conversion feature of our debt financing with PFG. If the shareholder approvals are received and closing conditions are satisfied, we believe that we will have sufficient capital resources to fund our operations through March 2007. There can be no assurance, however, that we will obtain the necessary shareholder approvals for our proposed Series E convertible preferred stock financing or the conversion feature of the PFG loan transaction, or that, if shareholder approval is obtained, we will be able to close the Series E convertible preferred stock financing.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2005 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
Short-term note payable	$961,015	$961,015	$—	$—	$—
Long-Term Debt	2,000,004	1,083,333	916,671	—	—
Operating Leases	3,450,093	353,166	733,047	770,148	1,593,732
Capital Leases	166,945	63,769	82,995	20,181	—
Purchase Order Commitments	784,510	784,510	—	—	—
	$7,362,567	$3,245,793	$1,732,713	$790,329	$1,593,732

Purchase order commitments relate to future raw material inventory purchases, research and development  projects and other operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that can not be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2005, deferred revenues totaled approximately $2.2 million and included amounts received from Merial, Serono, an undisclosed Japanese pharmaceutical company, an undisclosed European biotechnology company, Hoffmann-La Roche Inc. and Trimeris Inc. and an undisclosed pharmaceutical company.

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

Long-Lived Asset Impairment

We evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. Based on these analyses, we recognized a $245,000 loss in the second quarter of 2005 related to the write-down of assets held for sale to their estimated fair market value. We did not recognize any other impairment on our long-lived assets during the periods presented. If circumstances related to our long-lived assets change, we may record additional impairment charges in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates on our investment portfolio and on our fixed and variable interest rate debt.

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2005, our investment portfolio included cash and cash equivalents and short-term marketable securities of $2.5 million. Due to the short duration of our investment portfolio, an immediate 10% increase  or decrease in interest rates would not have a material effect on our financial condition or results of operations.

We have outstanding a variable rate term loan and line of credit agreement. These debt obligations expose us to variability in interest payments due to changes in rates. At December 31, 2005, we had $2.0 million outstanding under our term loan at an interest rate of 10.25% and $961,000 outstanding under the line of credit agreement at an interest rate of 9.25%. Assuming the balances remained constant during 2006, a 10% increase in interest rates would result in an approximately $21,000 increase in interest expense over 2006.

ITEM 8.                             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bioject Medical Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. and subsidiaries (an Oregon corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ KPMG LLP

Portland, Oregon
March 13, 2006

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,045,442	$3,848,502
Short-term marketable securities	1,500,000	3,825,584
Accounts receivable, net of allowance for doubtful accounts of $12,310 and $21,766	2,390,275	1,031,075
Inventories	1,497,874	2,126,681
Assets held for sale	1,104,375	—
Other current assets	425,965	444,488
Total current assets	7,963,931	11,276,330

Property and equipment, net of accumulated depreciation of $4,519,138 and $3,932,845	4,559,079	5,431,290
Goodwill	94,074	94,074
Other assets, net	1,329,338	1,568,324
Total assets	$13,946,422	$18,370,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$961,015	$—
Current portion of long-term debt	1,083,333	1,000,000
Accounts payable	1,257,358	1,279,223
Accrued payroll	404,342	461,248
Other accrued liabilities	204,289	382,726
Deferred revenue	1,907,842	121,281
Total current liabilities	5,818,179	3,244,478

Long-term liabilities:
Long-term debt	916,671	2,000,000
Deferred revenue	318,266	419,606
Other long-term liabilities	350,239	370,511

Commitments (Note 11)

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at December 31, 2005 and 2004, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 13,968,563 shares and 13,719,871 shares at December 31, 2005 and 2004	110,704,560	109,907,612
Accumulated deficit	(106,040,261)	(99,450,957)
Total shareholders’ equity	6,543,067	12,335,423
Total liabilities and shareholders’ equity	$13,946,422	$18,370,018

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2005	2004	2003

Revenue:
Net sales of products	$11,343,272	$7,329,142	$5,314,256
Licensing and technology fees	944,922	2,156,681	1,005,464
	12,288,194	9,485,823	6,319,720

Operating expenses:
Manufacturing	9,096,246	5,893,772	3,937,149
Research and development	4,922,441	7,452,873	6,408,356
Selling, general and administrative	4,388,799	5,273,547	5,558,269
Total operating expenses	18,407,486	18,620,192	15,903,774
Operating loss	(6,119,292)	(9,134,369)	(9,584,054)

Interest income	133,412	165,177	259,862
Interest expense	(603,424)	(111,361)	(8,042)
	(470,012)	53,816	251,820
Net loss	$(6,589,304)	$(9,080,553)	$(9,332,234)

Basic and diluted net loss per common share	$(0.48)	$(0.68)	$(0.87)

Shares used in per share calculations	13,825,294	13,342,140	10,719,902

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock									Total
	Series A		Series C		Series D		Common Stock		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity
Balance at December 31, 2002	952,738	$17,149,000	391,830	$2,400,000	—	$—	10,644,887	$88,355,898	$(81,038,170)	$26,866,728
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	10,000	20,800	—	20,800
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	—	—	165,594	333,707	—	333,707
Issuance of common stock, options and warrants in exchange for services	—	—	—	—	—	—	—	66,740	—	66,740
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(9,332,234)	(9,332,234)
Balance at December 31, 2003	952,738	17,149,000	391,830	2,400,000	—	—	10,820,481	88,777,145	(90,370,404)	17,955,741
Issuance of restricted common stock pursuant to termination of executive	—	—	—	—	—	—	27,000	46,710	—	46,710
Restricted stock awards earned pursuant to stock plans			—	—	—	—	—	71,475	—	71,475
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	1,541	3,205	—	3,205
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	—	—	168,313	261,811	—	261,811
Issuance of restricted common stock in exchange for services	—	—	—	—	—	—	13,400	50,000	—	50,000
Conversion of Series A and Series C preferred stock into common stock	(952,738)	(17,149,000)	(391,830)	(2,400,000)	—	—	2,689,136	19,549,000	—	—
Issuance of Series D preferred stock and warrant, net of issuance costs of $109,000			—	—	2,086,957	1,878,768	—	412,412	—	2,291,180
Issuance of warrant in connection with debt financing	—	—	—	—	—	—	—	735,854	—	735,854
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(9,080,553)	(9,080,553)
Balance at December 31, 2004	—	—	—	—	2,086,957	1,878,768	13,719,871	109,907,612	(99,450,957)	12,335,423
Restricted stock awards earned pursuant to stock plans	—	—	—	—	—	—	64,171	431,018	—	431,018
Stock issuance in connection with 401(k) and ESPP funding	—	—	—	—	—	—	184,521	201,450	—	201,450
Issuance of warrants in connection with debt financing	—	—	—	—	—	—	—	164,480	—	164,480
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(6,589,304)	(6,589,304)
Balance at December 31, 2005	—	$—	—	$—	2,086,957	$1,878,768	13,968,563	$110,704,560	$(106,040,261)	$6,543,067

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(6,589,304)	$(9,080,553)	$(9,332,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	431,018	118,185	66,740
Stock contributed to 401(k) Plan	90,851	99,539	144,074
Contributed capital for services	14,402	50,000	—
Depreciation and amortization	1,165,901	852,204	533,206
Loss on write-down of property, plant and equipment	244,640	—	—
Forgiveness of related party receivable	—	74,025	74,025
Loss on disposal of property, plant and equipment	38,185	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,359,200)	268,904	(738,039)
Inventories	628,807	(738,816)	(85,089)
Other current assets	11,022	72,365	(63,695)
Accounts payable	(23,912)	144,257	629,485
Accrued payroll	(56,906)	28,504	(6,022)
Other accrued liabilities	(28,359)	162,848	351,930
Deferred revenue	1,685,221	(377,878)	599,833
Net cash used in operating activities	(3,747,634)	(8,326,416)	(7,825,786)

Cash flows from investing activities:
Purchase of restricted funds CD	—	—	(1,500,000)
Maturity of restricted funds CD	—	1,500,000	—
Purchase of marketable securities	(1,000,000)	(1,325,584)	—
Maturity of marketable securities	3,325,584	6,846,048	4,135,085
Capital expenditures	(1,210,513)	(1,327,710)	(2,236,921)
Other assets	(191,676)	(225,069)	(262,823)
Net cash provided by investing activities	923,395	5,467,685	135,341

Cash flows from financing activities:
Proceeds from (payments on) short-term note payable, net	961,015	(1,500,000)	1,500,000
Proceeds from term loan	—	3,000,000	—
Principal payments made on term loan	(999,996)	—	—
Debt issuance costs	—	(113,179)	—
Payments made on capital lease obligations	(50,438)	(37,182)	(21,989)
Net proceeds from the sale of Series D preferred stock	—	2,291,181	—
Net proceeds from the sale of common stock	110,598	172,727	210,433
Net cash provided by financing activities	21,179	3,813,547	1,688,444

Increase (decrease) in cash and cash equivalents	(2,803,060)	954,816	(6,002,001)

Cash and cash equivalents:
Beginning of period	3,848,502	2,893,686	8,895,687
End of period	$1,045,442	$3,848,502	$2,893,686

Supplemental disclosure of cash flow information:
Cash paid for interest	$307,850	$99,673	$8,042

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$18,704	$101,680	$91,950
Warrant issued in connection with Series D preferred stock	—	412,412	—
Warrant issued in connection with debt financing	—	735,854	—
Conversion of preferred stock to common stock	—	19,549,000	—
Reclassification of accrued warrant to equity	150,078	—	—
Transfer of property, plant and equipment to assets held for sale	1,104,375	—	—

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

We commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free drug delivery systems. Since our formation, we have been engaged principally in organizational, financing, research and development and marketing activities. Our revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from product sales of the B-2000, Vial Adapter and spring-powered Vitajet® devices and syringes.

Going Concern

We have historically suffered recurring operating losses and negative cash flows from operations.  As of December 31, 2005, we had an accumulated deficit of $106.0 million with total shareholders’ equity of $6.5 million. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

With our current cash, cash equivalents, and short-term marketable securities of $2.5 million at December 31, 2005, and with the addition of the committed funds of $1.5 million of convertible debt financing with Life Sciences Opportunities Fund II (Institutional), L.P. (“LOF”) and several of its affiliates and the committed funds of $1.25 million of convertible debt financing from Partners for Growth, L.P., we believe that we will have the financial resources to fund our operations and anticipated cash expenditures through at least May 31, 2006. By that time, subject to shareholder approval and customary and other closing conditions, we anticipate that we will receive an additional $3 million of equity financing in the form of Series E convertible preferred stock from LOF and its affiliates, which we believe will allow us to fund our operations and anticipated cash capital expenditures through at least March 31, 2007. If we do not receive the required shareholder approval in connection with the proposed equity and debt financings, we might not be able to fund our continuing operations. In addition, there can be no assurances that we will be successful in closing the Series E convertible preferred stock financing, even if shareholder approval is obtained. In either such case, we will be forced to explore alternative plans, which could include a further curtailment of operations and alternative financing sources.

For additional information on the above transactions, see Note 15 Subsequent Events.

Factors That May Affect Future Results of Operations

Future revenues will depend upon acceptance and use of our products by healthcare providers and on our successfully entering into license, development and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third-party payer reimbursements and, accordingly, we cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on our business. In the future, we are likely to require substantial additional financing. Failure to obtain such financing on favorable terms could adversely affect our business.

To date, our revenues have not been sufficient to cover manufacturing and operating expenses. However, we believe that if our products attain significantly greater general market acceptance and if we are able to enter into large volume supply agreements with major pharmaceutical and biotechnology companies, our product sales volume will increase. Significantly higher product sales volumes will allow us to realize volume-related manufacturing cost efficiencies. This, in turn, will result in a reduced costs of goods as a percentage of sales, eventually allowing us to achieve positive operating profit. We believe that an increase in gross profit from product sales, together with licensing and technology revenues from agreements entered into with large pharmaceutical and biotechnology companies will eventually allow us to operate profitably as we leverage our research and development and selling, general and administrative expenses.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. We had $0.1 million and $2.0 million of cash equivalents as of December 31, 2005 and 2004, respectively.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  All of our marketable securities are classified as “available-for-sale” and, accordingly, are recorded at fair market value, with unrealized gains and losses recorded as a separate component of shareholders’ equity. We had $1.5 million and $3.8 million of short-term marketable securities as of December 31, 2005 and 2004, respectively. Marketable securities at December 31, 2005 consisted of municipal auction securities. Marketable securities at December 31, 2004 consisted primarily of a bank certificate of deposit and municipal auction securities. We did not have any unrealized gains or losses as of December 31, 2005 or 2004. See Note 3.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We do not have any off-balance sheet credit exposure related to our customers.

Historically, we have not had significant write-offs related to our accounts receivable. Our bad debt reserve totaled $12,310 and $21,766 at December 31, 2005 and 2004, respectively, and activity related to the bad debt reserve was immaterial in 2005, 2004 and 2003. Bad debt expense totaled $1,400, $19,600 and $0 in 2005, 2004 and 2003, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Net inventories consist of the following:

	December 31,
	2005	2004
Raw materials and components	$838,719	$1,169,613
Work in process	33,683	155,385
Finished goods	625,472	801,683
	$1,497,874	$2,126,681

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

Assets Held for Sale

Assets held for sale of $1.1 million as of December 31, 2005 represent the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we intend to sell. We recorded a loss of $245,000 as a component of selling, general and administrative expense during the second quarter of 2005 related to this asset. See also Note 15 for information regarding the sale of this building in January 2006.

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

Goodwill

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but, instead, is tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. We tested our goodwill in December 2005 for impairment by determining the fair value of the reporting unit and comparing it to its carrying amount and determined that there was no impairment.

Other Assets

Other assets include costs incurred in the patent application process and debt issuance costs, including amounts related to the value of a warrant issued in connection with the debt (see Note 9). Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with definite useful lives are amortized over the estimated useful life. We amortize our patent costs on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Our patents are evaluated for impairment as discussed below in “Accounting for Long-Lived Assets.”  The debt issuance costs, including  the value of the warrant, are being amortized to interest expense over the three-year life of the related debt.

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents. We account for and review our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. Other than the $245,000 impairment charge related to assets held for sale, which was recorded in the second quarter of 2005, we did not recognize an impairment on our long-lived assets during the years ended December 31, 2005, 2004 or 2003.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2005 and 2004.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer, the price is fixed and determinable and collectibility is assured.

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2005	2004	2003
Serono	32%	42%	34%
Merial	27%	5%	0%
Amgen	22%	39%	38%

At December 31, 2005, accounts receivable from these three customers accounted for approximately 59% of total accounts receivable. Two additional customers accounted for approximately 32% of total accounts receivable at December 31, 2005. At December 31, 2004, accounts receivable from two customers accounted for 53% and 28%, respectively, of total accounts receivable. No other customers accounted for 10% or more of our accounts receivable as of December 31, 2005 or 2004.

License and  Development Fees

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that cannot be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2005, deferred revenues totaled approximately $2.2 million and included amounts received from Merial, Serono, an undisclosed Japanese pharmaceutical company, an undisclosed European biotechnology company, Hoffmann-La Roche Inc. and Trimeris Inc. and an undisclosed pharmaceutical company.

Current significant product supply and licensing and technology development agreements or commitments are summarized as follows:

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

At December 31, 2005 and 2004, deferred revenue related to Serono was $117,506 and $184,646, respectively. We recognized revenue related to these licensing agreements totaling $67,140, $67,140 and $67,143 in 2005, 2004 and 2003, respectively.

Merial

In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system for production animals, which is currently in development. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term. Commercialization is expected in 2006.

In March 2004, we signed a second license and supply agreement with Merial. Under terms of this  agreement, we provided Merial with an exclusive license for use of a modified version of our Vitajet® needle-free injector system for use in veterinary clinics to administer vaccines for the companion animal market. The agreement provided for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term with a three-year automatic renewal. This product was commercialized in 2005.

In November and December 2005, we signed three new agreements with Merial. The agreements are for three projects, which include performing feasibility analyses for a next generation Vetjet™ device for the companion animal market, as well as for devices for production animal and poultry markets. Each agreement includes the payment of an upfront, non-refundable fee, as well as additional payments dependent upon the achievement of specific milestones. In total, we received non-refundable fees in November and December 2005 of $630,000, which were recorded as deferred revenue at December 31, 2005 and will be recognized over the three to six-month terms of the agreements. Up to an additional $170,000 will be received by us upon delivering the deliverables, required under the agreements.

We have the right to terminate the August 2002 agreement because Merial did not obtain regulatory approval by June 2005. While regulatory approval still has not been obtained, we have not terminated the agreement and we expect that Merial will obtain such approval in the third quarter of 2006. The March 2004 agreement may be terminated by us if Merial has not obtained regulatory approval by March 2006. The August 2002 and March 2004 agreements may be terminated by Merial for any reason and all of the agreements may be terminated by either party for failure to meet contractual obligations and for bankruptcy.

Revenue on these arrangements has been recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved. We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2005 and 2004, total deferred revenue related to Merial was $630,000 and $0, respectively. We recognized revenue of $630,000, $1.6 million and $500,000 pursuant to these agreements in 2005, 2004 and 2003, respectively.

Agreement with a Japanese Pharmaceutical Company

In October 2004, we entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed drug exclusively in Japan. Terms of the agreement included an upfront license fee, which will be recognized over the ten-year term of the agreement. We will also receive regulatory milestone payments, as well as transfer pricing and royalty payments upon commercialization of the drug utilizing the Iject®. We anticipate commercialization in late 2007.

The agreement may be terminated by either party for insolvency, material breach, denial of regulatory approval, a failed clinical study, lack of safety of the device for human use, for financial hardship or third-party patent infringement.

At December 31, 2005 and 2004, deferred revenue related to this agreement was $302,100 and $336,300, respectively, and we recognized revenue of $34,200 and $5,700 pursuant to this agreement in 2005 and 2004, respectively.

Agreement with European Biotechnology Company

In July 2005, we entered into a development agreement with a leading European biotechnology company under which we will develop a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication. We received an up-front development fee of $550,000, with an additional $200,000 to be received upon meeting acceptance criteria as specified in the agreement, which we expect to be in November, 2006. In addition, we will receive product development and regulatory milestone payments of approximately $3.5 to $4.0 million over a two year period if the milestones stated in the agreement are met. The agreement also provides for transfer pricing and royalty payments upon commercialization of the product, which is currently expected in 2008.

The agreement may be terminated by either party with a 30-day written notice for a material breach of the agreement by the other.

At December 31, 2005, deferred revenue related to this agreement was $438,400 and we recognized revenue of $111,600  pursuant to this agreement in 2005.

Agreement with an Undisclosed Pharmaceutical Company

In December 2005, we entered into a feasibility study, option and license agreement with an undisclosed pharmaceutical company to design and develop a reliable, cost-effective, pre-filled disposable version of our Iject® device. The pharmaceutical company will have an exclusive license for the product for certain indications for a specified time period. We received an up-front non-refundable development fee of $500,000 in December 2005, which was recorded as a component of deferred revenue at December 31, 2005 and will be recognized over the three-year term of the agreement. The agreement also provides for up to $700,000 to be received in the concept phase of the agreement, and for up to $850,000 to be received in the development phase of the agreement. We will also be reimbursed for certain capital expenditures required in the Development Phase.

The pharmaceutical company may terminate this agreement for any reason upon 30 days written notice. We may immediately terminate this agreement if work under the project is interrupted for 10 consecutive months due to reasons within the pharmaceutical company’s reasonable control. Our termination right terminates once project approval for the development phase of the project has been received. Either party has the right to terminate this agreement upon the other party becoming insolvent or upon filing for voluntary or involuntary bankruptcy protection.

At December 31, 2005, deferred revenue related to this agreement was $500,000. We did not recognize any revenue pursuant to this agreement in 2005.

Centers for Disease Control and Prevention

In October 2005, we received a Small Business Innovation Research Grant (“SBIR”) from the Centers for Disease Control and Prevention for the development of a single-dose injection delivery system. Terms of the agreement include progress billings over the six-month term and is offset against project costs.

Program for Appropriate Technology in Health

In October 2005, we entered into an agreement with the Program for Appropriate Technology in Health (“PATH”) for the development of technology to create a needle-free injector that is small, efficient, safe, cost effective and appropriate for immunization programs in developing countries. Pursuant to the agreement, PATH paid us a non-refundable up-front fee of $100,000 in October 2005, all of which was included as a component of other current liabilities at December 31, 2005 and will be offset against related expenses over the first stage of the agreement through October 2006. We are also directly funding a portion of this project. In addition, we will receive up to an additional $150,000 as the first stage milestones are met through October 2006. Fees will be negotiated separately for further stages of the agreement.

This agreement may be terminated by either party for breach of the material terms of the agreement by the other. Either party may also terminate this agreement for insolvency or bankruptcy of the other. The agreement can also be terminated by either party at any time after the commencement of second stage for any reason, by providing at least 60-days notice to the other.

Ferring Pharmaceuticals Inc.

We have a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, expiring January 2007, with Ferring having the ability to extend the agreement for two consecutive 12-month periods. The agreement may be terminated by either party for breach of agreement, or if one of the parties files for bankruptcy (either voluntary or involuntary). Revenue recognized pursuant to this agreement totaled $427,828 and $144,349 in 2005 and 2004, respectively.

Hoffmann-La Roche Inc. and Trimeris Inc.

In June 2005, we entered into a letter agreement with Hoffmann-La Roche Inc. and Trimeris Inc. to begin production of B2000® devices ahead of a formal supply agreement. In connection with the letter agreement, we received advances totaling $237,500 for the manufacture of the B2000® devices. The $237,500 was recorded as deferred revenue upon receipt. At December 31, 2005, $237,500 was included as a component of deferred revenue. We anticipate having a supply agreement with Hoffmann-La Roche Inc. and Trimeris Inc. by fourth quarter of  2006.

Amgen Inc. We have a two-year agreement with Amgen for Vial Adapters for use with one of its drugs. This agreement, which expired in March 2005, was extended to July 2006. We recognized revenue of $2.6 million, $2.9 million and $2.0 million in 2005, 2004 and 2003, respectively, pursuant to this agreement.

Chronimed Inc. We had a one-year supply agreement with Chronimed, Inc. for B2000® devices and syringes, which expired December 31, 2005. While we do not have a current agreement with Chronimed Inc., we have firm purchase orders for our B2000® devices and syringes from Chronimed Inc. Revenue for the one-year term totaled $645,248.

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

We recognize revenue related to products being developed pursuant to license and development agreements upon customer acceptance.

The above revenue recognition policies are consistent with SAB 104 revenue recognition guidance.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, our deferred tax assets had a 100% valuation allowance.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and valuation allowances for receivables, inventory, deferred income taxes and revenue recognition. Actual results could differ from those estimates.

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B-2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities. Our warranty accrual totaled $83,000 and $31,000 at December 31, 2005 and 2004, respectively, and there was no significant activity in the warranty accrual in 2005, 2004 or 2003.

Segment Reporting and Enterprise-Wide Disclosures

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131 and the fact that our chief operating decision maker does not review disaggregated financial information, we have determined that we operated in one segment during 2005, 2004 and 2003.

Revenue by product line was as follows:

	Year Ended December 31,
	2005	2004	2003
Biojector® 2000 (or CO2 powered)	$1,661,849	$647,260	$866,843
Spring Powered	6,629,104	3,493,604	1,844,822
Vial Adapters	3,052,319	3,188,278	2,602,591
	11,343,272	7,329,142	5,314,256
License and Technology Fees	944,922	2,156,681	1,005,464
	$12,288,194	$9,485,823	$6,319,720

In 2005, we sold previously fully reserved inventory of B2000 devices for approximately $535,000.

Geographic revenues were as follows:

	Year Ended December 31,
	2005	2004	2003
United States	$9,457,229	$8,212,898	$5,073,446
All other	2,830,965	1,272,925	1,246,274
	$12,288,194	$9,485,823	$6,319,720

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

Comprehensive loss did not differ from currently reported net loss in the periods presented. In future periods, comprehensive income (loss) will include unrealized gains and losses, if any, on our available-for-sale securities.

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

We were in a loss position for all periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share since the common stock equivalents and the effect of convertible preferred stock under the “if-converted” method would be antidilutive.

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive are as follows:

	Year Ended December 31,
	2005	2004	2003
Stock options and warrants	5,143,688	4,575,437	3,901,943
Convertible preferred stock	2,086,957	2,086,957	2,689,136
Total	7,230,645	6,662,394	6,591,079

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

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Net loss, as reported	$(6,589)	$(9,081)	$(9,332)
Add - stock-based employee compensation expense included in reported net loss	430	118	67
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards not previously included in net loss	(998)	(1,248)	(2,779)
Net loss, pro forma	$(7,157)	$(10,211)	$(12,044)
Basic and diluted net loss per share:
As reported	$(0.48)	$(0.68)	$(0.87)
Pro forma	$(0.52)	$(0.77)	$(1.12)

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

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.0%	3.0%	3.0%
Expected dividend yield	0%	0%	0%
Expected lives:
Option plan	5 years	5 years	5 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	45% - 80%	26% - 98%	21% - 93%

The total fair value of options granted during the years ended December 31, 2005, 2004 and 2003 totaled $249,000, $353,000 and $1.3 million, respectively, and is amortized on a pro forma basis over the vesting period of the options. The average per share fair value of options granted in the years ended December 31, 2005, 2004 and 2003 was $1.11, $1.45 and $2.28, respectively. Options generally vest equally over three years.

See Note 13 for a discussion of SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS 123R effective January 1, 2006.

3.  MARKETABLE SECURITIES:

As of December 31, 2005 and 2004, we classify all of our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported in a separate component of shareholders’ equity.

Certain information regarding our marketable securities was as follows:

	December 31,
	2005	2004
Available-for-Sale
Fair market value	$1,500,000	$3,825,584
Cost:
Federal Government	1,500,000	2,500,000
Corporate	—	1,325,584
Total	$1,500,000	$3,825,584

Maturity Information:
Less than one year	$1,500,000	$3,825,584

Gains and losses on the sale of marketable securities are calculated using the specific identification method. We record, as a separate component of shareholders’ equity, any unrealized gains and losses on available-for-sale securities. At December 31, 2005 and 2004, we did not have any unrealized gains or unrealized losses included in our available-for-sale securities balance.

In March 2004, we sold a security classified as “held to maturity” prior to its maturity. The cost basis of the security was $3.1 million and we recognized a gain on disposition of $26,000. This security was scheduled to mature in June 2005. Given increases in interest rates, we determined that we would be able to maximize our return if we sold this security prior to its maturity and reinvested the proceeds in securities with maturity dates matching our cash requirements. There were no realized gains or losses related to this security in 2005.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2005	2004
Land and building	$—	$1,409,016
Machinery and equipment	4,165,709	3,324,244
Production molds	2,518,540	2,418,578
Furniture and fixtures	431,112	424,080
Leasehold improvements	142,052	137,109
Assets in process	1,820,804	1,651,108
	9,078,217	9,364,135
Less – accumulated depreciation	(4,519,138)	(3,932,845)
	$4,559,079	$5,431,290

Depreciation expense was $0.8 million, $0.8 million and $0.6 million, respectively, in 2005, 2004 and 2003.

Assets in process include significant capital assets that are not yet ready for production. Assets in process are not depreciated until they are substantially complete and ready to be put into production. We have not recorded any capitalized interest related to our assets in process at December 31, 2005 or 2004. At December 31, 2005 and 2004, assets in process primarily included assets related to our Iject® sterile fill project.

5.  OTHER ASSETS:

Other assets consist of patent costs and debt issuance costs, including amounts related to the value of a warrant issued in connection with the debt (see Note 9). The gross amount of patents and debt issuance costs and the related accumulated amortization were as follows:

	December 31,
	2005	2004
Patents	$1,716,591	$1,524,915
Accumulated amortization	(654,595)	(495,398)
	$1,061,996	$1,029,517

Debt issuance costs	$849,031	$849,031
Accumulated amortization	(302,724)	(23,758)
	$546,307	$825,273

Amortization expense, including $84,464 for the write-off of abandoned patents in 2005, was as follows:

Year Ended December 31,	Patents	Debt Issuance Costs
2003	$66,038	$—
2004	81,067	23,758
2005	159,197	278,966

Amortization is as follows over the next five years:

Year Ending December 31,	Patents	Debt Issuance Costs
2006	$81,000	$278,966
2007	79,000	267,341
2008	77,000	—
2009	73,000	—
2010	69,000	—

6.  401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). We match 50% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock. Participant’s are allowed to sell our common stock held in their account and reinvest it in other plan options. We issued 84,511, 58,369 and 59,928 shares, respectively, and recorded an expense of approximately $90,852, $99,539 and $144,074, respectively, related to employer matches of our stock under the 401(k) Plan related to the years ended December 31, 2005, 2004 and 2003. The Board of Directors has reserved up to 500,000 shares of common stock for these voluntary employer matches, of which 244,009  shares have been issued, or were committed to be issued, at December 31, 2005.

7.  INCOME TAXES:

We had the following deferred tax assets and (liabilities):

	December 31,
	2005	2004
Inventory	$382,063	$529,031
Deferred revenue	845,921	205,537
Other accrued liabilities	290,571	158,617
Depreciation and amortization	(789,376)	(785,928)
Net operating loss carryforwards and credits	39,003,918	38,032,580
Total deferred tax assets, net	39,733,097	38,139,837
Less valuation allowance	(39,733,097)	(38,139,837)
Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was an increase of $1.6 million, $3.2 million and $3.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, mainly due to the increase in net operating loss carry forwards. As of December 31, 2005, we had net operating loss carry forwards of approximately $99.3 million available to reduce future federal and state taxable income, which expire in 2006 through 2025. The use of the net operating loss carry forwards generated prior to July 10, 1997 is subject to our annual limitation of $4.8 million pursuant to Section 382 of the Internal Revenue Code. Approximately $1.1 million of our carry forwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of our carry forwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

8.  LINE OF CREDIT:

On December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Partners for Growth, L.P. (“PFG”), pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million. The Credit Agreement matures on December 15, 2006 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement. At December 31, 2005, we had $961,000 outstanding under the

Credit Agreement at an interest rate of 9.25% and, based on borrowing limitations, we had $111,000 available to borrow.

The Credit Agreement restricts our ability to incur additional debt and prohibits us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

9.  LONG-TERM DEBT:

Three-Year Term Loan

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with PFG. The Term Loan matures on December 14, 2007, is payable in 36 equal monthly installments and bears interests at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%. Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Term Loan. At December 31, 2005, we had $2.0 million outstanding under the Term Loan at an interest rate of 10.25%. We incurred loan fees related to this Term Loan totaling approximately $113,000, which are included as a component of other current assets on our balance sheet and are being amortized as additional interest expense over the three-year life of the loan.

The Term Loan restricts our ability to incur additional debt and prohibits us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things.

Principal payments pursuant to the 3-year term loan are as follows:

Year Ending December 31,
2006	$1,083,333
2007	916,671

Our obligations under the Credit Agreement and Term Loan accelerate upon certain events, including a sale or change of control of Bioject. In addition, there are certain other subjective clauses which could also accelerate the Credit Agreement and Term Loan. However, pursuant to FASB Technical Bulletin (“FTB”) 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements,” we continue to report the $0.9 million long-term portion of the Term Loan as a long-term liability.

In connection with the Credit Agreement and the Term Loan, we issued to PFG a warrant to purchase 725,000 shares of our common stock at an exercise price of $1.42 per share. The warrant expires on December 14, 2011. The fair value of the warrant, utilizing the Black-Scholes valuation model was $735,854 and was recorded on our balance sheet as other current assets and other assets, net. In utilizing the Black-Scholes model, we used a life of 84 months, a risk free interest rate of 4% and a volatility rate of 93.4%. At December 31, 2005, the remaining unamortized balance of the warrant was $473,466, of which $241,770 was included in other current assets and $231,696 was included in other assets, net.

10.  SHAREHOLDERS’ EQUITY:

Shareholder Rights Plan

On July 1, 2002, we adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt. To implement the agreement, we issued a dividend of one right for each share of our common stock held by shareholders of record as of the close of business on July 19, 2002.

Each right initially entitles shareholders to purchase a fractional share of our preferred stock for $50.00. However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of our common stock (other than affiliates of Sanders

Morris Harris), all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for our shares having a value of twice the right’s then-current exercise price. See Note 15 for information regarding transactions with Life Sciences Opportunities Fund II (Institutional), L.P. and its affiliates, which are affiliates of Sanders Morris Harris, in March 2006.

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

We entered into a Registration Rights Agreement with the Investors, pursuant to which we filed a registration statement under the Securities Act of 1933 to register the underlying common stock issued or issuable upon conversion of the Series D preferred stock and exercise of the warrants.

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

Stock Plans

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended. At December 31, 2005, we had options covering 798,999 shares of our common stock available for grant and a total of 3,470,861 shares of common stock reserved for issuance.

Stock option activity is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 2002	31,950	2,341,624	$6.45
Additional shares reserved	1,200,000
Options granted	(471,975)	471,975	3.62
Options exercised	—	(10,000)	2.08
Options cancelled or expired	86,203	(86,203)	6.70
Balances, December 31, 2003	846,178	2,717,396	5.96
Options granted	(144,530)	144,530	2.44
Restricted stock units granted	(172,200)	—	—
Options exercised	—	(1,541)	2.08
Options cancelled or expired	764,582	(764,582)	6.40
Restricted stock units cancelled	74,000	—	—
Balances, December 31, 2004	1,368,030	2,095,803	5.56
Options granted	(224,342)	224,342	1.69
Restricted stock units granted	(515,248)	—	—
Options cancelled or expired	157,035	(157,035)	3.83
Restricted stock units cancelled	13,524	—
Balances, December 31, 2005	798,999	2,163,110	$5.29

The weighted average fair value of restricted stock units granted during 2005 and 2004 was $1.49 and $2.90, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.01 – 3. 45	921,882	5.15	$2.21	667,072	$2.32
3.51 – 5.69	646,172	2.62	4.17	637,169	4.18
8.00 – 12.88	595,056	2.37	11.27	595,056	11.27
$1.01 – 12.88	2,163,110	4.47	5.29	1,899,297	5.75

At December 31, 2004 and 2003, 1,700,252 and 1,567,912 options, respectively, were exercisable at weighted average exercise prices of $6.15 per share and $6.71 per share, respectively.

At our 2004 Annual Meeting of Shareholders, our shareholders approved a stock option exchange program (the “Option Exchange Program”). Under the Option Exchange Program, our employees were given a one-time opportunity to exchange some or all of the eligible stock options they held on July 29, 2004 for a lesser number of options at a new exercise price equal to the closing price of our common stock on the date the new options were granted, which was March 1, 2005. Our five most highly compensated officers, members of our Board of Directors, consultants and former and retired employees were not eligible to participate in this program.

The replacement options vest and become exercisable as to 50% of the total on each of the first and second anniversary of the grant date. The term of all new option grants is five years. The Option Exchange Program was structured so that employees who elected to participate had to exchange a number of old options with a value that approximated or was greater than the value of the new options they received in the exchange.

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

The following table shows the number of eligible options surrendered by employees, the number of new options received and certain other information:

Exercise Price Range	Number of Shares Underlying Eligible Options Surrendered	Weighted Average Exercise Price	Weighted Average Remaining Life	Exchange Ratio (eligible options to new options)	Shares Underlying New Options Granted
$4.50 - $7.00	103,300	$4.71	4.6 years	1.5 to 1	67,194
$7.01 - $10.00	14,928	$8.62	2.4 years	2.5 to 1	5,969
$10.01 - $13.26	221,200	$10.97	4.0 years	3.5 to 1	56,455
$4.50 - $13.26	339,428	$8.96	4.0 years	2.3 to 1	129,618

The valuation model we applied to determine the exchange ratios took into account a number of variables, including current stock price, stock volatility, risk-free rate of return, historical dividend yield and the duration and vesting provisions of the options being valued.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 750,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors. The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. At December 31, 2005, we had 350,399 shares remaining available for purchase under the ESPP.

The following shares were purchased under the ESPP:

	Shares Purchased	Average Price
Year Ended December 31, 2005	100,010	$1.11
Year Ended December 31, 2004	109,944	$1.48
Year Ended December 31, 2003	105,666	$1.79

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price
Balances, December 31, 2002	1,198,535	$2.80-13.50
Warrants cancelled or expired	(13,988)	6.45-6.74
Balances, December 31, 2003	1,184,547	2.80-13.50
Warrants issued in connection with debt, expiring December 14, 2011	725,000	1.42
Warrants issued in connection with Series D preferred stock, expiring November 14, 2008	626,087	1.15
Warrants cancelled or expired	(56,000)	4.61
Balances, December 31, 2004	2,479,634	1.15 – 13.50
Warrant issued pursuant to an Advisor Agreement between Bioject and RCC Ventures, LLC	19,299	1.14
Warrant issued to Maxim Group in connection with services provided in 2004	100,000	1.92
Warrant issued to RCC Ventures, LLC in connection with services provided in 2004	39,216	1.53
Warrants cancelled or expired	(166,323)	7.583
Balances, December 31, 2005	2,471,826	$1.14 – 13.50

11.  COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for space to house our Portland, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option. We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases. At December 31, 2005, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2006	$353,166	$63,769
2007	361,999	46,323
2008	371,048	36,672
2009	380,320	17,093
2010	389,828	3,088
Thereafter	1,593,732	—
Total minimum lease payments	$3,450,093	166,945
Less amounts representing interest		(23,826)
Present value of future minimum lease payments		$143,119

Lease expense for the years ended December 31, 2005, 2004 and 2003 totaled $323,000, $477,000 and $259,000, respectively. Included in long-term lease payable on our balance sheet at December 31, 2005 was $258,596 related to deferred rent payable on our Tualatin, Oregon facility operating lease.

12. TERMINATION OF CERTAIN EMPLOYEES:

Effective June 30, 2004, we completed a corporate reorganization which eliminated layers of management, reduced our negative cash flow in future periods and allows for more direct interface with senior management and operations. We terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations. We do not intend to refill these positions. Severance related to these terminations totaled $484,000, of which $47,000 was satisfied with 27,000 shares of our common stock and $276,000 of which was paid in 2004 with the remainder paid in 2005. We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.

The severance expense included in our statement of operations for 2004 was as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

13. NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS No. 123R effective January 1, 2006. We are currently evaluating the provisions of SFAS No. 123R and expect that the adoption will have a material impact on our consolidated results of operations and earnings per share, as the stock-based compensation expense will be charged directly against our reported earnings. The adoption of SFAS No. 123R will not have any effect on our cash flows or liquidity as stock-based compensation is a non-cash expense. See Note 2 Significant Accounting Policies – Stock-Based Compensation for information regarding the pro forma effects of applying the fair value based methods prescribed by SFAS 123 to our results of operations for the years ended December 31, 2005, 2004 and 2003.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. We will adopt SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position, results of operations or cash flow.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. We adopted SFAS No. 154 effective January 1, 2006. Accordingly, any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2005 was as follows:

In thousands, except per share data(1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2004
Revenue	$3,006	$1,975	$2,061	$2,444
Operating expenses	4,582	5,305	4,243	4,490
Net loss	(1,512)	(3,324)	(2,174)	(2,071)
Basic and diluted net loss per share	(0.12)	(0.24)	(0.16)	(0.15)

Year Ended December 31, 2005
Revenue	$3,253	$3,754	$3,146	$2,135
Operating expenses	5,175	4,930	4,167	4,135
Net loss	(2,016)	(1,286)	(1,162)	(2,125)
Basic and diluted net loss per share	(0.15)	(0.09)	(0.08)	(0.15)

(1) Amounts may not add to annual totals due to rounding.

15. SUBSEQUENT EVENTS (Unaudited):

Sale of New Jersey Headquarters Building

In January 2006, we sold our New Jersey headquarters building to an unrelated third party for $1.125 million. The purchaser also has the option to purchase the furniture located in the building for an additional $25,000. This sale is expected to close on or before April 7, 2006. The proceeds from this sale must be used to pay down the long-term portion of our term loan.

Debt and Equity Financing Arrangements

On March 8, 2006, we entered into an agreement with respect to $1.5 million of convertible debt financing (the “Agreement”) with Life Sciences Opportunity Fund II (Institutional), L.P. (“LOF”) and several of its affiliates. Under the terms of the Agreement, we received $1.5 million of debt financing on March 8, 2006. Interest on debt outstanding under the Agreement is 10% per annum. The maturity date of the debt issued pursuant to the Agreement is the earliest of i) April 1, 2007; ii) the time of closing of our offering and sale of at least $4.5 million of our Series E preferred stock; and iii) the occurrence of an Event of Default, as defined in the Agreement.

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010.

Also on March 8, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LOF and its affiliates (collectively, the “LOF Affiliates”). Under the Securities Purchase Agreement, upon receiving shareholder approval at our annual meeting, which is expected to be held in May 2006, and subject to customary and other closing conditions, the LOF Affiliates will purchase approximately $4.5 million of our Series E preferred stock at $1.37 per share (including the conversion of the $1.5 million of convertible debt financing and related accrued interest). Each share of Series E preferred stock will be convertible into one share of Bioject common stock. The Series E preferred stock will include an 8% annual payment-in-kind dividend for 24 months.

In addition, also on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “Debt Financing”). We have two other loans outstanding with PFG with a combined total of approximately $3.0 million outstanding as of December 31, 2005. Under the terms of the Debt Financing, we received $1.25 million. This loan will be due in March 2011. The loan bears interest at the prime rate and will be convertible, subject to shareholder approval, at any time, by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. Shareholders will also be asked to approve the conversion feature of this transaction at our annual meeting, which is expected to be held in

May 2006. If shareholders do not approve the conversion feature of this transaction at the earlier of the annual meeting or July 31, 2006, the loan will be due upon demand by PFG. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion.

We also entered into an amendment to our Rights Agreement with American Stock Transfer & Trust Company. The amendment exempts shareholders affiliated with the LOF Affiliates, which are affiliates of Sanders Morris Harris (“SMH”), from the definition of “Acquiring Person” under the Rights Agreement.

Restructuring

On March 3, 2006, our Board of Directors approved a plan of restructuring, which includes reorganizing our corporate organization, closing our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. In addition, Jim O’Shea, our President and Chief Executive Officer, will be based out of our Portland, Oregon location. Also, John Gandolfo, our Chief Financial Officer, will no longer be employed by us effective May 3, 2006. During the first quarter of 2006, we anticipate recognizing a charge of approximately $600,000 associated with severance costs for terminated employees as part of the restructuring. Such costs will be paid out over a 14 month period. In addition, there will be a non-cash charge in connection with the acceleration of non-vested stock awards, which Bioject is evaluating. The restructuring activities are expected to be completed by the second quarter of 2006. Going forward, we anticipate annual cost savings in excess of $1.2 million in 2006 and $1.4 million in 2007 in connection with these expense reductions.

In addition, Ms. Christine Farrell will assume the Chief Financial Officer responsibilities effective May 3, 2006. For the past seven years, Ms. Farrell has served as our Corporate Controller and for the past 1.5 years, as Vice President of Administration and Corporate Controller.

Changes to Board of Directors

On March 3, 2006, our Board of Directors appointed Mr. Jerald S. Cobbs, Managing Director of SMH, as a Director effective upon the closing of the convertible debt financing with LOF and several of its affiliates. Mr. Cobbs will serve as chairman of the nominating committee and as a member of the compensation committee. Mr. Cobbs’ appointment to the Board was a closing condition to the convertible debt financing with LOF and several of its affiliates.

On March 13, 2006, Mr. Eric T. Herfindal resigned from our Board of Directors.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2005 pursuant to Regulation 14A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,163,110	$5.29	1,149,398	(1)

Equity compensation plans not approved by shareholders(2)	163,515	1.99	—
Total	2,326,625	$5.06	1,149,398

(1)    Represents 798,999 shares of common stock available for issuance under our 1992 Stock Incentive Plan and 350,399 shares of common stock available for purchase under our 2000 Employee Stock Purchase Plan. Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or nonstatutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.

(2)    We have issued and outstanding warrants to purchase an aggregate of 163,515 shares of common stock to various non-employee consultants and advisors. The warrants are fully exercisable and have grant dates ranging from January 2002 to July 2005, with five-year terms and exercise prices ranging from $1.14 to $10.34.

Additional information required by this item is included in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

4.1.3

Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.1*	Employment Agreement with James C. O’Shea dated October 3, 1995. Incorporated by reference to Form 10-Q for the quarter ended September 30, 1995.
10.1.1*	Amendment, dated August 31, 2004, to Executive Employment Agreement with James C. O’Shea dated October 3, 1995. Incorporated by reference to Form 10-K for the year ended December 31, 2004.
10.2*

Executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

10.2.1*

Amendment, dated April 13, 2005, to executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

10.3*

Amended and Restated Executive Employment Agreement dated March 14, 2002 between Bioject Medical Technologies Inc. and John Gandolfo. Incorporated by reference to Form 10-K for the year ended March 31, 2002.

10.3.1*	Amendment, dated August 31, 2004, to Executive Employment Agreement with John Gandolfo dated March 14, 2002. Incorporated by reference to Form 10-K for the year ended December 31, 2004.
10.4*	Standard Employment with Christine Farrell, dated January 21, 1997.
10.4.1*	First Amendment to Standard Employment Agreement with Christine Farrell, dated November 2004.
10.5*	Restated 1992 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.
10.6

Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies, Inc., an Oregon corporation. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.

10.7	Form of Series “J” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 1998.
10.8	Form of Series “N” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 1998.
10.9	Form of Series “O” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 1999.
10.10	Form of Series “P” Common Stock Purchase Warrant, as amended. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2001.
10.11	Form of Series “R” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2000.
10.12

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

10.12.1

Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-K for the year ended March 31, 2000.

10.13	Form of Series “S” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.13.1	Form of Registration Rights Agreement for Series “S” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.14	Form of Series “T” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.14.1	Form of Registration Rights Agreement for Series “T” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.15	Form of Series “U” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.15.1	Form of Registration Rights Agreement for Series “U” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.16	Form of Series “V” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.16.1	Form of Registration Rights Agreement for Series “V” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.17	Form of Series “W” Common Stock Purchase Warrant. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.17.1	Form of Registration Rights Agreement for Series “W” Common Stock. Incorporated by reference to Form 10-K for the year ended March 31, 2001.
10.18	Form of Series “X” Common Stock Purchase Warrant. Incorporated by reference to Form S-3 dated January 30, 2002.
10.19	Form of Series “Y” Common Stock Purchase Warrant. Incorporated by reference to Form S-3 dated January 30, 2002.
10.20	Form of Series “Z” Common Stock Purchase Warrant. Incorporated by reference to Form S-3 dated January 30, 2002.

10.21	Form of Series “AA-1” Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.28 to Form 10-K for the nine-month transition period ended December 31, 2002.
10.22

Purchase Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.23

Registration Rights Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to our Form 8-K dated November 15, 2004.

10.24

Form of Series BB Warrant, dated November 15, 2004, issued to Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.25

Term Loan and Security Agreement dated December 15, 2004 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.26

Loan and Security Agreement dated December 15, 2004 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.27	Warrant, dated December 15, 2004, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.
10.28*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Form 8-K dated March 11, 2005 and filed March 17, 2005.
10.29*	2000 Employee Stock Purchase Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.
10.30	Series “DD” Common Stock Purchase Warrant, dated June 20, 2005, issued to the Maxim Group. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.
10.31	Series “EE” Common Stock Purchase Warrant, dated June 20, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.
10.32

Agreement of Sale between Bioject Medical Technologies Inc. and Stickel Investments, LLC, dated January 31, 2006. Incorporated by reference to Form 8-K dated January 31, 2006 and filed February 2, 2006.

10.33

Note and Warrant Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers Listed on Schedule I thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.34	Form of Warrant related to Note and Warrant Purchase Agreement dated March 8, 2006. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.
10.35

Security Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc., Bioject Inc. and the Secured Parties listed on the signature pages thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.36

Securities Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers listed on Exhibit A thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.37	Indemnity Agreement between Bioject Medical Technologies Inc. and Jerald S. Cobbs dated as of March 8, 2006.
14	Code of Ethics. Incorporated by reference to Form 10-K for the year ended December 31, 2003.
21	List of Subsidiaries. Incorporated by reference to Form 10-K for the year ended March 31, 1999.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/ JAMES C. O’SHEA
James C. O’Shea
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 31, 2006.

SIGNATURE	TITLE

/s/ JAMES C. O’SHEA	Chairman of the Board, President
James C. O’Shea	and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN GANDOLFO	Chief Financial Officer
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ JOSEPH BOHAN	Director
Joseph Bohan

/s/ RANDAL D. CHASE	Director
Randal D. Chase

/s/ JERALD S. COBBS	Director
Jerald S. Cobbs

/s/ SANDRA PANEM	Director
Sandra Panem

/s/ RICHARD PLESTINA	Director
Richard Plestina

/s/ JOHN RUEDY, M.D.	Director
John Ruedy, M.D.