Form 10-Q
period 2006-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2006-05-15
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	14,273,939
(Class)	(Outstanding at May 11, 2006)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,403,347	$1,045,442
Short-term marketable securities	1,500,000	1,500,000
Accounts receivable, net of allowance for doubtful accounts of $12,474 and $12,310	496,617	2,390,275
Inventories	1,943,733	1,497,874
Assets held for sale	1,104,375	1,104,375
Other current assets	985,022	425,965
Total current assets	8,433,094	7,963,931

Property and equipment, net of accumulated depreciation of $4,717,047 and $4,519,138	4,445,865	4,559,079
Goodwill	94,075	94,074
Other assets, net	1,270,022	1,329,338
Total assets	$14,243,056	$13,946,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$3,417,209	$961,015
Current portion of long-term debt	1,750,005	1,083,333
Accounts payable	909,455	1,257,358
Accrued payroll	568,379	404,342
Other accrued liabilities	874,712	204,289
Deferred revenue	1,501,429	1,907,842
Total current liabilities	9,021,189	5,818,179

Long-term liabilities:
Long-term debt	—	916,671
Deferred revenue	292,931	318,266
Other long-term liabilities	345,725	350,239

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at March 31, 2006 and December 31, 2005, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 14,157,954 shares and 13,968,563 shares at March 31, 2006 and December 31, 2005	111,341,085	110,704,560
Accumulated deficit	(108,636,642)	(106,040,261)
Total shareholders’ equity	4,583,211	6,543,067
Total liabilities and shareholders’ equity	$14,243,056	$13,946,422

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenue:
Net sales of products	$1,259,268	$2,867,292
License and technology fees	434,771	385,634
	1,694,039	3,252,926

Operating expenses:
Manufacturing	1,435,691	2,441,995
Research and development	1,033,316	1,746,332
Selling, general and administrative	1,688,195	986,386
Total operating expenses	4,157,202	5,174,713
Operating loss	(2,463,163)	(1,921,787)

Interest income	45,081	38,981
Interest expense	(178,299)	(133,589)
	(133,218)	(94,608)
Net loss	$(2,596,381)	$(2,016,395)

Basic and diluted net loss per common share	$(0.18)	$(0.15)

Shares used in per share calculations	14,051,395	13,740,141

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,596,381)	$(2,016,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses related to fair value of stock-based awards	233,074	8,023
Stock contributed to 401(k) plan	20,851	21,100
Contributed capital for services	5,130	—
Depreciation and amortization	307,999	296,670
Change in deferred rent	5,115	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,893,658	(602,052)
Inventories	(445,859)	(54,096)
Other current assets	(16,053)	8,934
Accounts payable	(343,586)	204,770
Accrued payroll	164,037	230,916
Other accrued liabilities	587,423	(95,728)
Deferred revenue	(431,748)	(41,092)
Net cash used in operating activities	(616,340)	(2,038,950)

Cash flows from investing activities:
Maturity of marketable securities	—	—
Capital expenditures	(84,696)	(80,008)
Other assets	(37,725)	(16,320)
Net cash used in investing activities	(122,421)	(96,328)

Cash flows from financing activities:
Proceeds from short-term note payable	2,750,000	—
Debt Issuance cost	(95,582)	(333,332)
Principal payments on notes payable	(293,806)	—
Principal payments made on term loan	(249,999)	—
Payments made on capital lease obligations	(13,947)	(11,887)
Net cash provided by (used in) financing activities	2,096,666	(345,219)

Increase (decrease) in cash and cash equivalents	1,357,905	(2,480,497)

Cash and cash equivalents:
Beginning of period	1,045,442	3,848,502
End of period	$2,403,347	$1,368,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,097	$75,663

Supplemental disclosure of non-cash information:
Warrant issued in connection with debt financing	$460,470	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three month periods ended March 31, 2006 and 2005 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from Bioject Medical Technologies Inc.’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.  We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We have elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in periods after the date of adoption using the Black-Scholes valuation method over the remainder the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005
Net loss, as reported	$(2,016,395)
Add - stock-based employee compensation expense included in reported net loss	8,023
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(173,230)
Net loss, pro forma	$(2,181,602)
Basic and diluted net loss per share:
As reported	$(0.15)
Pro forma	$(0.16)

Certain information regarding our stock-based compensation was as follows:

Three Months Ended March 31,	2006	2005
Weighted average grant-date fair value of share options granted	$68,759	$248,475
Total intrinsic value of share options exercised	—	—
Stock-based compensation recognized in results of operations	233,074	8,023
Tax benefit recognized in statement of operations	—	—
Cash received from options exercised and shares purchased under all share-based arrangements	—	—
Tax deduction realized related to stock options exercised	—	—

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the first quarter of 2006 or 2005.

The stock-based compensation was included in our statement of operations as follows:

Three Months Ended March 31,	2006	2005
Manufacturing	$29,328	$653
Research and development	31,064	363
Selling, general and administrative	172,682	7,007
	$233,074	$8,023

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2006	2005
Stock Incentive Plan
Risk-free interest rate	4.5%	3.9%
Expected dividend yield	0.0%	0.0%
Expected term	5 years	5 years
Expected volatility	75.36%	79.70%
Discount for post vesting restrictions	0.0%	n/a

We did not issue any stock pursuant to our Employee Stock Purchase Plan (“ESPP”) during the quarters ended March 31, 2006 or 2005. The expense related to our ESPP is recognized based on a fair value calculation. The expense is immaterial and is included in the stock-based compensation expense.

The risk-free rate used in based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility is calculated based on the actual volatility of our common stock over a 5 year period. The option pricing model assumes no dividend payments will be made through the expected term.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following indicates what certain operating results would have been without the effects of applying SFAS No. 123R in the first quarter of 2006:

	As reported	Pro Forma without effects of applying SFAS No. 123R
Net loss	$(2,596,381)	$(2,516,402)
Basic and diluted net loss per share	(0.18)	(0.18)

Included in stock-based compensation expense in the first quarter of 2006 was approximately $153,000 related to restricted shares, which would have also been recognized pursuant to APB 25.

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended. At March 31, 2006, we had options covering 629,181 shares of our common stock available for grant and a total of 3,271,391 shares of common stock reserved for issuance.

Stock option activity for the three-month period ended March 31, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,163,110	$5.29
Granted	66,245	1.61
Exercised	—	—
Forfeited	(31,992)	2.33
Outstanding at March 31, 2006	2,197,363	5.22

Certain information regarding options outstanding as of March 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	2,197,363	1,985,314
Weighted average exercise price	$5.22	$5.58
Aggregate intrinsic value	$31,533	$11,591
Weighted average remaining contractual term	3.94 years	3.48 years

Restricted stock activity was as follows:

	Restricted Shares	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2005	508,752	$1.64
Granted	193,450	1.61
Issued	(173,100)	1.69
Forfeited	(84,255)	2.06
Balances, March 31, 2006	444,847	1.53

As of March 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted shares was $601,670, which will be recognized over the weighted average remaining vesting period of 2.05 years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 750,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors. The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. No shares were issued pursuant to the ESPP in the first quarter of 2006 and, at March 31, 2006, 350,399 shares remained available for purchase under the ESPP.

Note 3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials and components	$1,058,949	$838,719
Work in process	97,118	33,683
Finished goods	787,666	625,472
	$1,943,733	$1,497,874

Note 4. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2006	2005
Stock options and warrants	5,326,123	4,850,237
Convertible preferred stock	2,086,957	2,086,957
Total	7,413,080	6,937,194

Note 5. Debt and Equity Financing Arrangements

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

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010. The warrants were valued at $664,440 using the Black-Scholes valuation model utilizing the following assumptions:

Risk-free interest rate	4.5%
Expected dividend yield	0.0%
Contractual term (years)	4.5
Expected volatility	76.11%
Discount for post vesting restrictions	0.0%

The value of the warrants, along with other direct costs, was recorded as debt issuance costs and is being amortized to interest expense over the term of the Agreement.

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

In addition, on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “Debt Financing”). We have two other loans outstanding with PFG with a combined total of approximately $2.4 million outstanding as of March 31, 2006. Under the terms of the Debt Financing, we received $1.25 million. This loan will be due in March 2011. The loan bears interest at the prime rate and will be convertible, subject to shareholder approval, at any time, by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. Shareholders will also be asked to approve the conversion feature of this transaction at our annual meeting, which is expected to be held in May 2006. If shareholders do not approve the conversion feature of this transaction at the earlier of the annual meeting or July 31, 2006, the loan will be due upon demand by PFG. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share.

We also entered into an amendment to our Rights Agreement with American Stock Transfer & Trust Company. The amendment exempts shareholders affiliated with the LOF Affiliates, which are affiliates of Sanders Morris Harris (“SMH”), from the definition of “Acquiring Person” under the Rights Agreement.

Note 6. Restructuring

On March 3, 2006, our Board of Directors approved a plan of restructuring, which includes reorganizing our corporate organization, closing our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. In addition, Jim O’Shea, our President and Chief Executive Officer, will be based out of our Portland, Oregon location. Also, John Gandolfo, our Chief Financial Officer, ceased to be employed by us effective May 3, 2006. During the first quarter of 2006, we recognized a charge of approximately $720,000 associated with severance costs for terminated employees and non-cash charges for stock-based compensation related to the acceleration of certain restricted stock awards as part of the restructuring. The cash portion of the charge will be paid out over a 14 month period. The liability for the acceleration of vesting will be settled through issuance of common stock in the second quarter of 2006. Going forward, we anticipate annual cost savings in excess of $1.2 million in 2006 and $1.4 million in 2007 in connection with these expense reductions.

The following table summarizes the charges and expenditures related to our restructuring in the first quarter of 2006:

Quarter Ended March 31, 2006	Beginning Accrued Liability	Charged to Expense	Expend- itures	Ending Accrued Liability
Severance and related benefits for terminated employees	$—	$637,394	$44,793	$592,601
Acceleration of vesting to be settled in common stock	—	83,000	—	83,000
	$—	$720,394	$44,793	$675,601

Note 7. Changes to Board of Directors

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

On March 13, 2006, Mr. Eric T. Herfindal resigned from our Board of Directors.

Note 8. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended March 31,
	2006	2005
Amgen	$42%	$23%
Chronimed	16%	5%
Ferring	13%	—
Serono	6%	37%
Merial	—	31%

At March 31, 2006, accounts receivable from these customers accounted for approximately 67% of total accounts receivable. No other customers accounted for 10% or more of our accounts receivable as of March 31, 2006.

Note 9. Subsequent Event

Sale of New Jersey Headquarters Building

In January 2006, we contracted to sell our New Jersey headquarters building to an unrelated third party for $1.125 million. The purchaser also purchased the furniture located in the building for an additional $12,500. This sale closed on April 13, 2006. As required by the loan agreement, the proceeds from this sale must be used to pay down the outstanding balance of $1.8 million as of March 31, 2006 on our $3.0 million term loan, with the proceeds first applied to the scheduled principal payments on the loan in the inverse order of maturity. As a result, the outstanding balance of the term loan is recorded as current at March 31, 2006. Following the application of these payments, the remaining balance outstanding on this term loan was approximately $702,000, which will be repaid in the regularly scheduled monthly installments through November 2006.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning payments to be received under agreements with strategic partners, capital expenditures and cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, or receive the necessary shareholder approvals for our debt and equity financings, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

Cash Requirements for Next Twelve Months

Anticipated requirements for cash for the next twelve months from March 31, 2006, assuming approval of the issuance of Series E stock and the conversion features of the $1.5 million convertible debt and the $1.25 million term loan by our shareholders at our annual meeting, are estimated to total approximately $4.8 million as shown in the following table. If these proposals are not approved at our annual meeting, cash requirements for the next twelve-month period would also include the repayment of the $1.5 million convertible debt and the $1.25 million term loan and would total approximately $7.6 million.

Estimated cash required for operations	$3,000,000
Short-term note payable	667,000
Proceeds from sale of headquarters building	(1,125,000)
Portion of long-term debt to be repaid with proceeds from sale of headquarters building	1,125,000
Current portion of long-term debt	625,000
Current portion of capital leases	47,000
Estimated cash capital expenditures	500,000
$4,839,000
Cash, cash equivalents and marketable securities at March 31, 2006	$3,900,000

In addition to our current cash resources, we entered into an agreement with an unrelated third party to sell our New Jersey headquarters building for $1.125 million, net of anticipated selling costs.  This sale closed on April 13, 2006. As indicated above, the proceeds from this sale must be used to pay down our term loan with proceeds first applied to the scheduled principal payments on the loan in the inverse order of maturity, as required by the term loan agreement.

With our current cash, cash equivalents, and short-term marketable securities of $3.9 million at March 31, 2006, we believe that we will have the financial resources to fund our operations and anticipated cash expenditures through at least July 31, 2006. By that time, subject to shareholder approval and customary and other closing conditions, we anticipate that we will receive an additional $3 million of equity financing in the form of Series E convertible preferred stock from the LOF Affiliates, as discussed in Note 5 of Notes to Consolidated Financial Statements, which we believe will allow us to fund our operations and anticipated cash capital expenditures through at least March 31, 2007. If we do not receive the required shareholder approval in connection with the proposed equity financing and the equity component of the debt financing with PFG as discussed in Note 5 of Notes to Consolidated Financial Statements, we might not be able to fund our continuing operations. In addition, there can be no assurances that we will be successful in closing the Series E convertible preferred stock financing, even if shareholder approval is obtained.  In either such case, we will be forced to explore alternative plans, which could include a further curtailment of operations and alternative financing from other sources.

Results of Operations

The consolidated financial data for the three-month periods ended March 31, 2006 and 2005 are presented in the following table:

Three Months Ended March 31,	2006	2005
Revenue:
Net sales of products	$1,259,268	$2,867,292
Licensing and technology fees	434,771	385,634
	1,694,039	3,252,926
Operating expenses:
Manufacturing	1,435,691	2,441,995
Research and development	1,033,316	1,746,332
Selling, general and administrative	1,688,195	986,386
Total operating expenses	4,157,202	5,174,713
Operating loss	(2,463,163)	(1,921,787)

Interest income	45,081	38,981
Interest expense	(178,299)	(133,589)
Net loss allocable to common shareholders	$(2,596,381)	$(2,016,395)
Basic and diluted net loss per common share	$(0.18)	$(0.15)
Shares used in per share calculations	14,051,395	13,740,141

Revenue

The $1.6 million, or 56%, decrease in product sales in the first quarter of 2006 compared to the first quarter of 2005 was due to an $887,000 reduction in sales to Merial resulting from Merial’s lower forecasted sales in 2006 and its build-up of inventory in the first quarter of 2005. In addition, $975,000 of the decrease relates to a decrease in sales to Serono due to a reduction in its forecasted demand, offset by a $171,000 increase in sales to Chronimed and related Fuzeon customers and a $160,000 increase in vial adapter sales to Ferring in connection with its supply agreement.

We anticipate increased product sales to Merial and Serono in the remaining quarters of 2006 compared to the first quarter of 2006.

License and technology fees increased $49,000, or 13%, in the first quarter of 2006 compared to the first quarter of 2005.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed Japanese pharmaceutical firm, an undisclosed European biotechnology company and an undisclosed pharmaceutical company. We currently have active product supply agreements with Amgen, Ferring and Chronimed.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $1.0 million, or 41%, decrease in our manufacturing costs in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to the $1.6 million decrease in product sales mentioned above, offset by $108,000 in severance costs recorded in the first quarter of 2006 compared to none in the first quarter of 2005 and $29,000 of stock-based compensation in the first quarter of 2006 compared to $653 in the first quarter of 2005.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $713,000, or 41%, decrease in research and development expense in the first quarter of 2006 compared to the first quarter of 2005 was primarily due reduced clinical expenses of $44,000 and lower projects costs of $730,000 related to the Iject® and production and companion animal projects, offset by $30,000 of severance cost recorded in the first quarter of 2006 compared to none in the first quarter of 2005 and $31,000 of stock-based compensation in the first quarter of 2006 compared to $363 in the first quarter of 2005.

Current significant projects include the Iject® needle-free injection device for undisclosed companies, the gas-powered drug delivery system utilizing our B2000 technology for an undisclosed company, the next generation Vetjet® spring-powered device, as well as gas-powered devices for production animal and poultry markets, for Merial and the needle-free, auto-disable, spring-powered device for mass immunizations in collaboration with Path and the Centers for Disease Control.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $702,000, or 71%, increase in selling, general and administrative expenses in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to $582,000 in severance cost recorded in the first quarter of 2006 compared to none in the first quarter of 2005 and $90,000 of stock-based compensation in the first quarter of 2006 compared to $7,000 in the first quarter of 2005. Other non-severance labor expenses increased $66,000 due to increases in incentive compensation and contract nurses, which was offset in part by $37,000 in reduced travel and miscellaneous expenses.

Restructuring

On March 3, 2006, our Board of Directors approved a plan of restructuring, which includes reorganizing our corporate organization, closing our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. In addition, Jim O’Shea, our President and Chief Executive Officer, will be based out of our Portland, Oregon location. Also, John Gandolfo, our Chief Financial Officer, ceased to be employed by us effective May 3, 2006. During the first quarter of 2006, we recognized a charge of approximately $720,000 associated with severance costs for terminated employees and non-cash charges for stock-based compensation related to the acceleration of certain restricted stock awards as part of the restructuring. The cash portion of the charge will be paid out over a 14 month period. The liability for the acceleration of vesting will be settled through issuance of common stock in the second quarter of 2006. Going forward, we anticipate annual cost savings in excess of $1.2 million in 2006 and $1.4 million in 2007 in connection with these expense reductions.

The following table summarizes the charges and expenditures related to our restructuring in the first quarter of 2006:

Quarter Ended March 31, 2006	Beginning Accrued Liability	Charged to Expense	Expend- itures	Ending Accrued Liability
Severance and related benefits for terminated employees	$—	$637,394	$44,793	$592,601
Acceleration of vesting to be settled in common stock	—	83,000	—	83,000
	$—	$720,394	$44,793	$675,601

Interest Income

Interest income increased to $45,000 in the first quarter of 2006 compared to $39,000 in the first quarter of 2005 primarily due to higher short-term interest rates in the first quarter of 2006 compared to the first quarter of 2005.

Interest Expense

Interest expense increased to $178,000 in the first quarter of 2006 compared to $134,000 in the first quarter of 2005 due to higher outstanding debt balances in the first quarter of 2006 than in the first quarter of 2005. Interest expense in the first quarter of 2006 includes $112,000 of interest expense related to the amortization of debt issuance costs compared to $70,000 of such charges in the first quarter of 2005.  With the addition of the $1.5 million convertible debt and the $1.25 million term loan in March 2006 and the write-off of debt issuance costs related to the repayment of $1.1 million of our other term loan in April 2006, we expect that interest expense will significantly increase in the second quarter of 2006 compared to the first quarter of 2006. This increase will be offset in part by a decrease in interest expense related to the repayment of $1.1 million of our other term loan in April 2006.

Liquidity and Capital Resources

Since our inception in 1985, we have financed our operations, working capital needs and capital expenditures primarily from private placements of securities, the exercise of warrants, loans, proceeds received from our initial public offering in 1986, proceeds received from a public offering of common stock in 1993, licensing and technology revenues and revenues from sales of products. We anticipate funding our cash commitments for the next twelve-month period ending March 31, 2007 out of existing cash, cash equivalents, marketable securities, license and development fees, borrowings under loan agreements, the sale of assets and equity and/or debt financings. We currently have a line of credit agreement for up to $2.0 million of borrowings. As of March 31, 2006, $667,000 was outstanding under the line of credit and, based on borrowing limitations, there were no amounts available for borrowing.

Total cash, cash equivalents and short-term marketable securities at March 31, 2006 were $3.9 million compared to $2.5 million at December 31, 2005. We had a working capital deficit of $588,000 at March 31, 2006 compared to working capital of $2.1 million at December 31, 2005.

The overall increase in cash, cash equivalents and short-term marketable securities during the first quarter of 2006 resulted from $2.7 million of net proceeds received in connection with our first quarter 2006 debt financings described below, offset by $616,000 used in operations, $122,000 used for capital expenditures and other investing activities, primarily patent applications, and $558,000 used for principal payments on long-term debt, short-term notes payable and capital leases.

Net accounts receivable decreased to $497,000 at March 31, 2006 from $2.4 million at December 31, 2005. Included in the balance at March 31, 2006, was $145,000 due from Amgen, $112,000 due from Ferring and $83,000 due from Chronimed. Of the amounts due from these customers at March 31, 2006, $175,000 was collected prior to the filing of this Form 10-Q. The balance at December 31, 2005 included $1.1 million of deferred revenue, all of which was collected in the first quarter of 2006. Historically, we have not had collection problems related to our accounts receivable.

Inventories were $1.9 million at March 31, 2006 compared to $1.5 million at December 31, 2005 and primarily included raw materials and finished goods for the Vial Adapter and the spring-powered product lines for forecasted production in the second quarter.

Assets held for sale of $1.1 million as of March 31, 2006 and December 31, 2005 represented the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we sold for $1.125 million on April 13, 2006.

Included in other current assets and other assets, net at March 31, 2006 were $990,000, net of accumulated amortization, of debt issuance costs relating to our $3.0 million term loan, our $1.5 million convertible loan and our $1.25 million term loan. These costs are being amortized over the terms of the loans at a current rate of approximately $307,000 per quarter. If our shareholders approve the Securities Purchase Agreement, and our outstanding $1.5 million convertible loan converts to equity, we will recognize all unamortized debt issuance costs and related beneficial conversion expense as additional interest expense in the second quarter of 2006. We estimate the total amount of the costs will be approximately $1.0 million.

Capital expenditures of $85,000 in the first quarter of 2006 were primarily for the purchase of manufacturing equipment. We anticipate spending up to a total of $500,000 in 2006 for production molds and manufacturing capabilities.

Other accrued liabilities increased to $875,000 at March 31, 2006 from $204,000 at December 31, 2005 due primarily to accrued severance costs of $676,000 at March 31, 2006 compared to none at December 31, 2005.

Deferred revenue totaled $1.8 million at March 31, 2006 compared to $2.2 million at December 31, 2005. The balance at March 31, 2006 included $101,000 received from Serono, $578,000 received from Merial, $211,000 received from an undisclosed pharmaceutical company, $294,000 received from a Japanese pharmaceutical company, $241,000 received from Trimeris and $370,000 received from a European biotechnology firm.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”). The Term Loan had an original maturity date of December 14, 2007, which was payable in 36 equal monthly installments, and bears interests at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%. Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Term Loan.  Accordingly, upon sale of our New Jersey headquarters building in April 2006, as required by the Term Loan, we used the proceeds to pay down the outstanding balance on the Term Loan, with the proceeds first applied to the scheduled principal payments on the loan in the inverse order of maturity. As a result, approximately $667,000 of the proceeds was applied to the long-term portion of the outstanding balance of the Term Loan and the remaining approximately $381,000 was applied to the current portion. Following the application of these proceeds, the remaining balance outstanding on this term loan was approximately $702,000, which will be repaid in the regularly scheduled monthly installments through November 2006. At March 31, 2006, the Term Loan bore interest at the rate of 10.75%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million.  The Credit Agreement matures on December 15, 2006 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%.  Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure their obligations under the Credit Agreement.  At March 31, 2006, we had $667,000 outstanding under the Credit Agreement at an interest rate of 9.75% and, based on borrowing limitations, there were no amounts available for borrowing.

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

In addition, on March 29, 2006, we entered into a new term loan agreement with PFG for a $1.25 million convertible debt financing (the “Debt Financing”). Under the terms of the Debt Financing, we received $1.25 million. This loan will be due in March 2011. The loan bears interest at the prime rate and will be convertible, subject to shareholder approval, at any time, by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. Shareholders will also be asked to approve the conversion feature of this transaction at our annual meeting, which is expected to be held in May 2006. If shareholders do not approve the conversion feature of this transaction at the earlier of the annual meeting or July 31, 2006, the loan will be payable upon demand by PFG. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion.

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

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2006 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2006	2007 and 2008	2009 and 2010	2011 and beyond
Short-term note payable	$667,209	$667,209	$—	$—	$—
$3.0 million term loan	1,750,005	1,750,005		—	—
$1.5 million convertible debt(1)	1,500,000	—	1,500,000	—	—
$1.25 million term loan(2)	1,250,000	—	—	—	1,250,000
Operating leases	3,428,756	266,324	733,047	770,148	1,659,237
Capital leases	149,401	46,224	82,996	20,181	—
Purchase order commitments	803,856	803,856	—	—	—
	$9,549,227	$3,533,618	$2,316,043	$790,329	$2,909,237

(1)    Subject to approval of the conversion feature by our shareholders at our Annual Meeting in May 2006, this will convert to equity in the second quarter of 2006.

(2)    If shareholders do not approve the conversion feature, this loan will become due upon demand by PFG.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

Critical Accounting Policies and Estimates

Except for the addition of the Stock-Based Compensation information below, we reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors, including employee stock options, restricted stock and stock purchases related to our ESPP based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest. Therefore, for both stock option awards and restricted stock awards, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns.  We update our forfeiture estimates annually and recognize any changes to accumulated compensation expense in the period of change.  If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our reported market risks or risk management policies since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

We have a history of losses and may never be profitable.  Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At March 31, 2006, we had an accumulated deficit of $108.6 million. We may never be profitable, which could have a negative effect on our stock price.  Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations.  We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing.  Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

We will need additional funding to support our operations during 2006; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business.  As of March 31, 2006, we had a net working capital deficit of $588,000. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 13, 2006 expressed substantial doubt about our ability to continue as a going concern. Our ability to continue operations through 2006 is dependent on our obtaining additional debt and/or equity financing.  While we believe our proposed $4.5 million Series E preferred stock financing and our $1.25 million convertible debt financing will enable us to continue operations until at least March 2007, the Series E preferred stock financing is subject to customary and other closing conditions, including shareholder approval. Similarly, our $1.25 million convertible debt financing will be payable upon demand by the lender if shareholders do not approve the conversion feature. These two transactions are described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, we cannot assure you that we will receive the funds we anticipate or that we may not have to repay the $1.25 million debt sooner than would otherwise be the case, either of which will have a material adverse effect on our ability to fund our continuing operations during 2006 and beyond.

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

If we cannot meet international product standards, we will be unable to distribute our products outside of the United States, which could cause our business to suffer.  Distribution of our products in countries other than the U.S. may be subject to regulation in those countries. Failure to satisfy these regulations would impact our ability to sell our products in these countries and could cause our business to suffer. Bioject has received the following certifications from Underwriters Laboratories or TÜV Product Services that products and quality system meet the applicable requirements which allows us to label our products with the CE Mark and sell them in the European Community and non European countries.

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

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. John Gandolfo, our Chief Financial Officer and Vice President of Finance, departed Bioject in May 2006 as part of the restructuring we announced in March 2006. Although we have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares under the Securities Act for sale. We have registered approximately 15.4 million shares for resale on Form S-3 registration statements, including approximately 2.5 million shares issuable upon exercise of warrants.  In addition, we have 980,000 shares of common stock reserved for future issuance under our stock incentive plan and our employee share purchase plan combined. As of March 31, 2006, options to purchase approximately 2.2 million shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In March 2006, we issued warrants to purchase 656,934 shares of our common stock.  At that time, we also agreed to sell approximately 3.3 million shares of Series E preferred stock, subject to shareholder approval.  Each share of Series E preferred stock will be convertible into one share of our common stock, subject to adjustment in certain circumstances. Also in March 2006, we entered into a $1.25 million convertible note financing. Subject to shareholder approval, the principal amount of this note, plus accrued interest, will be convertible into common stock at $1.37 per share. If we prepay this debt, we have agreed to issue the lender a warrant to purchase an equivalent number of shares to what it would receive on conversion. We have agreed to register for resale the shares of common stock underlying the warrants, the Series E preferred stock and the convertible note.

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

4.1

Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.1

Note and Warrant Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers Listed on Schedule I thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.2	Form of Warrant related to Note and Warrant Purchase Agreement dated March 8, 2006. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.
10.3

Security Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc., Bioject Inc. and the Secured Parties listed on the signature pages thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.4

Securities Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers listed on Exhibit A thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.5

2006 Term Loan and Security Agreement dated March 29, 2006 between the Company, Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated March 29, 2006 and filed with the Securities and Exchange Commission on April 3, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES O’SHEA
James O’Shea
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)