Form 10-Q
period 2006-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2006-08-21
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	14,347,527
(Class)	(Outstanding at August 10, 2006)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,245,048	$1,045,442
Short-term marketable securities	2,720,000	1,500,000
Accounts receivable, net of allowance for doubtful accounts of $16,855 and $12,310	1,426,168	2,390,275
Inventories	1,920,636	1,497,874
Assets held for sale	—	1,104,375
Other current assets	357,747	425,965
Total current assets	7,669,599	7,963,931

Property and equipment, net of accumulated depreciation of $4,837,098 and $4,519,138	3,371,141	4,559,079
Goodwill	94,074	94,074
Other assets, net	1,093,589	1,329,338
Total assets	$12,228,403	$13,946,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$714,171	$961,015
Current portion of long-term debt	368,418	1,083,333
Accounts payable	774,591	1,257,358
Accrued payroll	397,809	404,342
Other accrued liabilities	2,163,710	204,289
Deferred revenue	1,013,408	1,907,842
Total current liabilities	5,432,107	5,818,179

Long-term liabilities:
Long-term debt	—	916,671
Deferred revenue	267,596	318,266
Other long-term liabilities	337,127	350,239

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at June 30, 2006 and December 31, 2005, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,394 shares at June 30, 2006 and zero at December 31, 2005, no stated value, liquidation preference of $1.37 per share	4,734,296	—
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 14,317,659 shares and 13,968,563 shares at June 30, 2006 and December 31, 2005	111,233,016	110,704,560
Accumulated deficit	(111,654,507)	(106,040,261)
Total shareholders’ equity	6,191,573	6,543,067
Total liabilities and shareholders’ equity	$12,228,403	$13,946,422

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Net sales of products	$2,121,534	$3,688,931	$3,380,802	$6,556,223
License and technology fees	638,152	65,203	1,072,923	450,837
	2,759,686	3,754,134	4,453,725	7,007,060

Operating expenses:
Manufacturing	2,504,924	2,435,056	3,940,615	4,877,051
Research and development	1,343,179	1,148,945	2,376,495	2,895,277
Selling, general and administrative	949,279	1,345,922	2,637,474	2,332,308
Total operating expenses	4,797,382	4,929,923	8,954,584	10,104,636
Operating loss	(2,037,696)	(1,175,789)	(4,500,859)	(3,097,576)

Interest income	32,897	23,715	77,978	62,696
Interest expense	(866,014)	(133,813)	(1,044,313)	(267,402)
	(833,117)	(110,098)	(966,335)	(204,706)
Net loss before preferred stock dividend and beneficial conversion	(2,870,813)	(1,285,887)	(5,467,194)	(3,302,282)
Preferred stock dividend	(37,563)	—	(37,563)	—
Beneficial conversion on issuance of preferred stock	(109,489)	—	(109,489)	—
Net loss allocable to common shareholders	$(3,017,865)	$(1,285,887)	$(5,614,246)	$(3,302,282)

Basic and diluted net loss per common share	$(0.21)	$(0.09)	$(0.40)	$(0.24)

Shares used in per share calculations	14,251,962	13,786,099	14,152,233	13,763,247

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,467,194)	$(3,302,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses related to fair value of stock-based awards	424,140	156,691
Stock contributed to 401(k) Plan	55,838	43,203
Depreciation and amortization	938,789	562,021
Interest expense exchanged for Series E preferred stock	32,500	—
Other non-cash interest expense	183,834	—
Loss on settlement of debt	600,731	—
Loss on write-down of property, plant and equipment	968,871	244,640
Change in deferred rent	7,996	—
Changes in operating assets and liabilities:
Accounts receivable, net	964,107	(1,528,608)
Inventories	(422,762)	71,857
Other current assets	(13,393)	14,788
Accounts payable	(475,618)	315,511
Accrued payroll	(6,533)	51,310
Other accrued liabilities	48,345	(161,032)
Deferred revenue	(945,104)	(47,421)
Net cash used in operating activities	(3,105,453)	(3,579,322)

Cash flows from investing activities:
Purchase of marketable seucrities	(1,620,000)	—
Maturity of marketable securities	400,000	1,825,584
Proceeds from sale of fixed assets	1,061,803	—
Capital expenditures	(124,370)	(746,745)
Other assets	(83,193)	(95,293)
Net cash (used in) provided by investing activities	(365,760)	983,546

Cash flows from financing activities:
Proceeds from (payments on) line of credit, net	(315,589)	1,100,000
Proceeds from issuance of short-term notes payable	2,750,000	—
Payments made on capital lease obligations	(28,257)	(24,081)
Payments made on long-term debt	(1,631,586)	(583,331)
Debt issuance costs	(152,227)	—
Net proceeds from sale of preferred stock	3,000,000	—
Net proceeds from sale of common stock	48,478	51,395
Net cash provided by financing activities	3,670,819	543,983

Increase (decrease) in cash and cash equivalents	199,606	(2,051,793)

Cash and cash equivalents:
Beginning of period	1,045,442	3,848,502
End of period	$1,245,048	$1,796,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$170,223	$119,393

Supplemental non-cash information:
Conversion of short-term debt and accrued interest to preferred stock	$1,532,500	$—
Warrant issued in connection with debt financing	667,112	—
Reclassification of accrued warrant to equity	—	150,078
Severance costs settled in restricted stock	83,000	—
Preferred stock dividend to be settled in Series E preferred stock	37,563	—
Beneficial conversion on the issuance of Series E preferred stock	109,489	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from Bioject Medical Technologies Inc.’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2005 interim consolidated financial statements to conform with the 2006 presentation.

Note 2. Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,285,887)	$(3,302,282)
Add - stock-based employee compensation expense included in reported net loss	148,668	156,691
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(318,551)	(491,781)
Net loss, pro forma	$(1,455,770)	$(3,637,372)
Basic and diluted net loss per share:
As reported	$(0.09)	$(0.24)
Pro forma	$(0.11)	$(0.26)

Certain information regarding our stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Grant-date fair value of share options granted	$44,911	$63,206	$113,670	$238,984
Stock-based compensation recognized in results of operations	157,571	148,668	424,140	156,691
Fair value of restricted stock that vested during the period	101,405	148,668	272,845	156,691

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the three and six-month periods ended June 30, 2006 or 2005.

The stock-based compensation was included in our statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Manufacturing	$34,849	$35,486	$64,177	$36,139
Research and development	33,432	40,659	64,496	41,022
Selling, general and administrative	89,290	72,523	295,467	79,530
	$157,571	$148,668	$424,140	$156,691

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Incentive Plan
Risk-free interest rate	4.5%	4.0%	4.5%	4.0%
Expected dividend yield	0%	0%	0%	0%
Expected term	5 Years	5 Years	5 Years	5 years
Expected volatility	73%	65% - 78%	73% - 75%	65% - 80%

Employee Stock Purchase Plan
Risk-free interest rate	4%	3%	4%	3%
Expected dividend yield	0%	0%	0%	0%
Expected term	24 months	24 months	24 months	24 months
Expected volatility	57% - 68%	52% - 67%	57% - 68%	52% - 67%

We issued 43,720 and 46,484 shares of our stock pursuant to our Employee Stock Purchase Plan (“ESPP”) during the quarters ended June 30, 2006 and 2005, respectively. The expense related to our ESPP is recognized based on a fair value calculation. The expense is immaterial and is included in the stock-based compensation expense.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility is calculated based on the actual volatility of our common stock over a 5 year period. The option pricing model assumes no dividend payments will be made through the expected term.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following table presents the impact of our adoption of SFAS No. 123R on selected line items from the consolidated financial statements for the three and six-month periods ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As reported following SFAS No. 123R	If reported following APB No. 25	As reported following SFAS No. 123R	If reported following APB No. 25
Net loss	$(3,017,865)	$(2,961,114)	$(5,614,246)	$(5,463,106)
Basic and diluted net loss per share	(0.21)	(0.20)	(0.40)	(0.39)

Included in stock-based compensation expense in the three and six-month periods ended June 30, 2006 was approximately $101,000 and $273,000, respectively, related to restricted shares, which would have also been recognized pursuant to APB 25.

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by the Board or a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan, as amended. At June 30, 2006, we had option or restricted share grants covering 450,660 shares of our common stock available for grant and a total of 3,194,292 shares of our common stock reserved for issuance.

Stock option activity for the six-month period ended June 30, 2006 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,163,110	$5.29
Granted	121,245	1.46
Exercised	—	—
Forfeited	(469,640)	5.58
Outstanding at June 30, 2006	1,814,715	4.96

Certain information regarding options outstanding as of June 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,814,715	1,551,416
Weighted average exercise price	$4.96	$4.27
Aggregate intrinsic value	$31,533	$11,591
Weighted average remaining contractual term	4.44 years	4.27 years

The aggregate intrinsic value in the table above is based on our closing stock price of $1.42 on June 30, 2006, which would have been received by the optionees had all of the options with exercise prices less than $1.42 been exercised on that date.

Restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2005	508,752	$1.64
Granted	794,000	1.34
Vested	(271,909)	1.57
Forfeited	(101,976)	1.93
Balances, June 30, 2006	928,867	1.38

As of June 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $1.3 million, which will be recognized over the weighted average remaining vesting period of 2.75 years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 750,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors. The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. No shares were issued pursuant to the ESPP in the first quarter of 2006 and 43,720 were issued in the second quarter of 2006 at a weighted average price of $1.11 per share, which represented a $0.19 weighted average per share discount from the fair market value. At June 30, 2006, 306,679 shares were available for purchase under the ESPP.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consisted of the following:

	June 30, 2006	December 31, 2005
Raw materials and components	$1,252,454	$838,719
Work in process	120,400	33,683
Finished goods	547,782	625,472
	$1,920,636	$1,497,874

Note 4. Other Accrued Liabilities

Included in other accrued liabilities at June 30, 2006, was $1.5 million of derivative liabilities and $441,000 of accrued severance. No other amounts were 5% or more of total current liabilities at June 30, 2006 or December 31, 2005.

Note 5. Net Loss Per Common Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2006	2005
Stock options and warrants	4,831,246	4,834,092
Convertible preferred stock	5,395,351	2,086,957
Total	10,226,597	6,921,049

Note 6. Debt and Equity Financing Arrangements

On March 8, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Life Science Opportunity Fund II (Institutional), L.P. (“LOF”) and several of its affiliates

(collectively, the “LOF Affiliates”). Under the Securities Purchase Agreement, upon receiving shareholder approval at our annual meeting in May 2006, and the satisfaction of customary and other closing conditions, the LOF Affiliates agreed to purchase approximately $3.0 million of our Series E preferred stock at $1.37 per share.  Each share of Series E preferred stock is convertible into one share of common stock. The Series E preferred stock also includes an 8% annual payment-in-kind dividend for 24 months.  At the same time, we also entered into a Note and Warrant Purchase Agreement with certain of the LOF Affiliates for $1.5 million of convertible debt financing, (the “Agreement”). Under the terms of this Agreement, we received $1.5 million of debt financing on March 8, 2006. The debt was due April 1, 2007, but was automatically convertible to Series E preferred stock, at a conversion rate of $1.37 per share, upon shareholder approval and the closing of our offering of Series E preferred stock under the Securities Purchase Agreement discussed above. Interest on debt outstanding under the Agreement was 10% per annum.

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010. Upon issuance, the warrants were valued at $667,112 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	4.5
Expected volatility	76.11%

Certain provisions contained in the Agreement precluded equity classification for the warrants under Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.”  As a result, the fair value of the warrants was recorded as a derivative liability at inception, and will be marked to market through earnings as a component of interest expense until the warrants are settled with common stock or expire.

The remaining proceeds from the issuance of the convertible debt, totaling $832,888, were recorded as short-term borrowings and will be accreted to the $1.5 million face amount over the term of the debt.

Upon receiving shareholder approval at our annual meeting in May 2006, and the satisfaction of customary and other closing conditions, the LOF Affiliates purchased approximately $3.0 million of our Series E preferred stock at $1.37 per share.  Net proceeds from this sale were $3.0 million. The Series E preferred stock was recorded at fair value on the date of issuance, approximately $3.1 million, and the difference of $109,489 was charged to net loss allocable to common shareholders as a beneficial conversion.

Also upon the closing of the Series E preferred stock, the convertible debt under the Agreement was settled and converted to $1.6 million of Series E preferred stock.  A settlement loss of $600,731 was recorded as a component of interest expense related to the accelerated accretion of the debt and a beneficial conversion component associated with the conversion of the debt.

In addition, on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “PFG Debt Agreement”). This loan is due in March 2011. The loan bears interest at a referenced prime rate and is convertible, at any time, by PFG into our common stock at $1.37 per share (“the conversion feature”). The contractual term is 60 months. However, the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. Accordingly, the debt is recorded as current on our consolidated balance sheet at June 30, 2006.  Interest accrues monthly.  During the first 24 months, interest may be settled in cash or common stock, at the option of PFG, at a fixed conversion rate of $1.37 per share (“the convertible interest feature”).  If our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can require PFG to convert the debt to common stock, subject to certain limitations on trading volume.

The PFG Debt Agreement also contains a provision stating that if we prepay this debt, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. This provision results in the conversion feature constituting a freestanding derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As certain provisions of the PFG Debt Agreement preclude equity classification for the conversion feature under EITF 00-19, the conversion feature was recorded at fair value at inception, as a derivative liability, and will need to be marked to market through earnings, as a component of interest expense, until the debt is settled.  The fair value was determined to be $1.1 million, at inception, using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	5.0
Expected volatility	75.36%

In addition, the convertible interest feature represents an embedded derivative that does not qualify for equity classification under EITF 00-19.  As a result, the convertible interest feature was recorded at fair value at inception, as a derivative liability, and will need to be marked to market through earnings, as a component of interest expense, until the provision lapses. The fair value was determined to be approximately $130,000 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.65%-4.9%
Expected dividend yield	0.0%
Contractual term (years)	0.08 – 2.0
Expected volatility	61.0%-75.0%

After allocation to the derivative liabilities, the remaining proceeds from the PFG Debt Agreement of approximately $6,000 were recorded as short-term borrowings and will be accreted to the face amount of $1.25 million over the 60-month contractual term of the PFG Debt.

We also entered into an amendment to our Rights Agreement with American Stock Transfer & Trust Company. The amendment exempts shareholders affiliated with the LOF Affiliates, which are affiliates of Sanders Morris Harris (“SMH”), from the definition of “Acquiring Person” under the Rights Agreement.

Note 7. Restructuring

On March 3, 2006, our Board of Directors approved a plan of restructuring, which included reorganizing our corporate organization, closing our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. In addition, Jim O’Shea, our President and Chief Executive Officer, is now based out of our Portland, Oregon location. Also, John Gandolfo, our Chief Financial Officer, ceased to be employed by us effective May 3, 2006. During the first quarter of 2006, we recognized a charge of approximately $720,000 associated with severance costs for terminated employees and non-cash charges for stock-based compensation related to the acceleration of certain restricted stock awards as part of the restructuring. The cash portion of the charge will be paid out over a 14 month period. The non-cash charges for stock-based compensation were settled through issuance of 41,125 shares of our common stock in the second quarter of 2006. Going forward, we anticipate annual cost savings in excess of $1.2 million in 2006 and $1.4 million in 2007 in connection with these expense reductions.

The following table summarizes the charges and expenditures related to our restructuring in the first two quarters of 2006:

Six Months Ended June 30, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Ending Accrued Liability
Severance and related benefits for terminated employees	$—	$637,394	$(196,512)	$440,882
Acceleration of vesting to be settled in common stock	—	83,000	(83,000)	—
	$—	$720,394	$(279,512)	$440,882

Of the $440,882 accrued liability as of June 30, 2006, we expect approximately $319,000 to be paid through December 31, 2006.

Note 8. Termination of Sterile Fill Contract

On June 20, 2006, we terminated our agreement for future services with the contract filler of our Iject® prefilled device. The original agreement, entered into on September 30, 2003, was for the design of a sterile fill suite to house our filling equipment and contract filling services through 2009. This termination, which is effective September 30, 2006, was due to our decision to switch to a more cost effective commercial filling method and the interest of potential customers in doing their own filling. This contract, if not terminated, would have required us to pay approximately $2.1 million for services over the next three years. We were not required to pay the contract sterile filler any penalties or other amounts related to this early termination. As a result of this termination, we wrote off assets located at the contract filler’s facility, which we could no longer use, resulting in a non-cash charge of $915,000 in the second quarter of 2006 recorded as a component of manufacturing expense. Remaining equipment, with a book value of $424,000, was moved to our ISO 5 clean room located in Tualatin, Oregon and will be utilized for small batch and clinical fills.

Note 9.  Fair Value of Derivative Liabilities

As discussed in Note 6, we have entered into various convertible debt and equity agreements which included several derivative liabilities under EITF 00-19.  These instruments are recorded at fair value each period with changes in value recorded as a component of interest expense. The fair value of each of these instruments is determined using the Black-Scholes valuation model. The following table summarizes the Black-Scholes assumptions used to determine fair value, the fair value at June 30, 2006 and the changes in fair value of the derivative liabilities for the three month period ended June 30, 2006:

	LOF Warrants	PFG Conversion Feature	PFG Convertible Interest Feature
Black- Scholes Assumptions
Risk-free interest rate	5.1%	5.1%	5.03%–5.33%
Expected dividend yield	0%	0%	0%
Contractual term (years)	4.25	4.75	.06 – 1.75
Expected volatility	78.6%	73.0%	73%-63%

Fair Value at June 30, 2006	$591,221	$818,271	$67,441
Change in fair value for the three-month period ended June 30, 2006	$(75,891)	$(295,743)	$(62,509)

Note 10. Changes to Board of Directors

On March 3, 2006, our Board of Directors appointed Mr. Jerald S. Cobbs, Managing Director of Sanders Morris Harris, as a Director effective upon the closing of the convertible debt financing with LOF and several of its affiliates.  Mr. Cobbs will serve as chairman of the nominating committee and as a member of the compensation committee. Mr. Cobbs’ appointment to the Board was a closing condition to the convertible debt financing with LOF and several of its affiliates.

On March 13, 2006, Mr. Eric T. Herfindal resigned from our Board of Directors.

Note 11. Product Sales and Concentrations

Customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Amgen	23%	15%	30%	18%
Chronimed	17%	5%	18%	5%
Serono	19%	41%	15%	39%
Merial	20%	29%	13%	30%
Ferring	10%	—	11%	—

At June 30, 2006, accounts receivable from these customers accounted for approximately 79% of total accounts receivable. No other customers accounted for 10% or more of our accounts receivable as of June 30, 2006.

Note 12. Sale of New Jersey Headquarters Building

In January 2006, we contracted to sell our New Jersey headquarters building to an unrelated third party for $1.125 million. The purchaser also purchased the furniture located in the building for an additional $12,500. This sale closed on April 13, 2006. As required by the loan agreement with PFG, the proceeds from this sale were used to pay down the outstanding balance on our $3.0 million term loan, with the proceeds first applied to the scheduled principal payments on the loan in the inverse order of maturity. In connection with the prepayment of a portion of this loan, we accelerated the recognition of $300,000 of debt issuance costs, which was included as a component of interest expense in the second quarter of 2006. The remaining outstanding balance of the term loan of $368,000 at June 30, 2006 is recorded as current and will be repaid in the regularly scheduled monthly installments through November 2006.

Note 13. New Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Since we are in a loss position and do not record any tax benefit, we do not believe that the adoption of Interpretation No. 48 will have any affect on our financial position, results of operations or cash flows.

Note 14. Subsquent Event

On August 11, 2006, Ms. Sandra Panem resigned from our Board of Directors. In addition, also on August 11, 2006, Mr. John Gandolfo, our former Chief Financial Officer, was elected as a director and was appointed to act as a member of the Ad-Hoc Financing Committee.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2006, we continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2006, our clinical research efforts continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with approximately 20 institutions.

In 2006, our research and development efforts focus on the Iject® single use disposable product. In addition, we continue to work on product improvements to existing devices and development of products for our strategic partners.

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

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of June 30, 2006 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2006	2007 and 2008	2009 and 2010	2011 and beyond
Short-term note payable	$645,426	$645,426	$—	$—	$—
$3.0 million term loan	368,418	368,418	—	—	—
$1.25 million term loan(1)	1,250,000	—	—	—	1,250,000
Operating leases	3,370,136	207,704	733,048	770,148	1,659,236
Capital leases	138,256	28,669	85,406	24,181	—
Purchase order commitments	1,128,000	1,128,000	—	—	—
	$6,900,236	$2,378,217	$818,454	$794,329	$2,909,236

(1)          The $1.25 million term loan is classified as current on our consolidated balance sheet as of June 30, 2006 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time.  However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to it contractual maturity.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

Cash Outlook

We believe that our current cash, cash equivalents and marketable securities of $4.0 million at June 30, 2006 will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2006.  If we are not able to complete certain anticipated licensing, development and supply agreements by December 31, 2006, we will need to do one or more of the following in order to continue as a going concern:

•                  reduce our expenditure run-rate;

•                  secure additional short-term financing, which could include extending the maturity date of our existing short-term credit agreement, which currently expires December 15, 2006. In addition to providing continued availability of cash resources, an extension of the maturity date of our short-term credit agreement would likely defer the repayment of currently outstanding principal on our short-term note payable;

•                  secure additional long-term debt financing; or

•                  secure additional equity financing.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all.

Results of Operations

The consolidated financial data for the three and six-month periods ended June 30, 2006 and 2005 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Net sales of products	$2,121,534	$3,688,931	$3,380,802	$6,556,223
License and technology fees	638,152	65,203	1,072,923	450,837
	2,759,686	3,754,134	4,453,725	7,007,060
Operating expenses:
Manufacturing	2,504,924	2,435,056	3,940,615	4,877,051
Research and development	1,343,179	1,148,945	2,376,495	2,895,277
Selling, general and administrative	949,279	1,345,922	2,637,474	2,332,308
Total operating expenses	4,797,382	4,929,923	8,954,584	10,104,636
Operating loss	(2,037,696)	(1,175,789)	(4,500,859)	(3,097,576)

Interest income	32,897	23,715	77,978	62,696
Interest expense	(866,014)	(133,813)	(1,044,313)	(267,402)
Net loss before preferred stock dividend and beneficial conversion	(2,870,813)	(1,285,887)	(5,467,194)	(3,302,282)
Preferred stock dividend	(37,563)	—	(37,563)	—
Beneficial conversion on issuance of preferred stock	(109,489)	—	(109,489)	—
Net loss allocable to common shareholders	$(3,017,865)	$(1,285,887)	$(5,614,246)	$(3,302,282)
Basic and diluted net loss per common share	$(0.21)	$(0.09)	$(0.40)	$(0.24)
Shares used in per share calculations	14,251,962	13,786,099	14,152,233	13,763,247

Revenue

The $1.6 million, or 42.5%, decrease and the $3.2 million, or 48.4%, decrease in product sales in the three and six-months ended June 30, 2006, respectively, compared to the same periods of 2005, were due primarily to the following:

•                  a $0.5 million and a $1.4 million reduction, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, in sales to Merial resulting from Merial’s lower forecasted sales in 2006 and its build-up of inventory in 2005; and

•                  a $1.1 million and a $2.1 million decrease, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005,  in sales to Serono due to a reduction in its forecasted demand.

These decreases were partially offset by the following:

•                  a $128,000 and a $444,000 increase, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, in sales to Chronimed and related Fuzeon customers; and

•                  a $207,000 and a $371,000 increase, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, in vial adapter sales to Ferring in connection with its supply agreement.

In June 2006, we signed a development and supply agreement with Merial for the delivery of one of its proprietary vaccines with a modified Vitajet® 3 for use in the companion animal market. We expect increased sales to Merial in future quarters as a result of this agreement.

License and technology fees increased $0.6 million in both the three and six-month periods ended June 30, 2006, respectively, compared to the same periods of 2005 due to an increase in active licensing and development contracts in the 2006 periods compared to the 2005 periods.

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

The $0.1 million, or 2.9%, increase in manufacturing expense in the three-month period ended June 30, 2006 compared to same period of 2005 was due primarily to a $915,000 non-cash charge for the write-down of our sterile fill equipment in the second quarter of 2006 (as discussed in Note 8 of Notes to Consolidated Financial Statements), partially offset by the decrease in product sales mentioned above.

The $0.9 million, or 19.2%, decrease in manufacturing expense in the six-month period ended June 30, 2006 compared to same period of 2005 was due primarily to the decreases in product sales mentioned above. This decrease was partially offset by a $915,000 non-cash charge for the write-down of our sterile fill equipment in the second quarter of 2006 and $108,000 in severance costs in the six-month period ended June 30, 2006 compared to no such comparable costs in the same period of 2005. In addition, we recognized $64,000 of stock-based compensation in the six-month period ended June 30, 2006 compared to $36,000 in the same period of 2005.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.2 million, or 16.9%, increase in research and development expense in the three-month period ended June 30, 2006 compared to same period of 2005 was primarily due to increased project costs of $311,000 related to the Iject®, new Merial projects and projects for an undisclosed European biotechnology company. These increases were partially offset by completed projects or projects nearing completion, as well as a decrease in stock-based compensation, which totaled $33,000 in the 2006 period compared to $41,000 in the same period of 2005.

The $0.5 million, or 17.9%, decrease in research and development expense in the six-month period ended June 30, 2006 compared to same period of 2005 was primarily due to reduced clinical expenses of

$127,000 and lower project costs of $545,000 related to the Iject® and companion animal projects. These decreases were partially offset by $30,000 of severance cost in the six-month period ended June 30, 2006 compared to none in the same period of 2005 and $64,000 of stock-based compensation in the 2006 period compared to $41,000 in the same period of 2005.

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

The $0.4 million, or 29.5%, decrease in selling, general and administrative expense in the three-month period ended June 30, 2006 compared to same period of 2005 was due to a $245,000 write-down of the New Jersey building in 2005 and a $246,000 decrease in labor, legal expenses and other general administrative expenses. These decreases were partially offset by $89,000 of stock-based compensation in the 2006 period compared to $73,000 in the same period of 2005.

The $0.3 million, or 13.1%, increase in selling, general and administrative expense in the six-month period ended June 30, 2006 compared to same period of 2005 was due to $582,000 in severance cost in the 2006 period compared to none in the same period of 2005 and $295,000 of stock-based compensation in the 2006 period compared to $80,000 in the same period of 2005. In addition, other non-severance labor expenses increased $127,000 due to increases in incentive compensation and contract nurses. These increases were partially offset by a $102,000 decrease in legal and consulting fees, a $165,000 decrease in travel and other administrative expenses and $53,000 of recognized losses for the sale of property and equipment related to our New Jersey building in the 2006 period compared to a $245,000 write-down related to the New Jersey building in the second quarter of 2005.

Restructuring

On March 3, 2006, our Board of Directors approved a plan of restructuring, which included reorganizing our corporate organization, closing our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. In addition, Jim O’Shea, our President and Chief Executive Officer, is now based out of our Portland, Oregon location. Also, John Gandolfo, our Chief Financial Officer, ceased to be employed by us effective May 3, 2006. During the first quarter of 2006, we recognized a charge of approximately $720,000 associated with severance costs for terminated employees and non-cash charges for stock-based compensation related to the acceleration of certain restricted stock awards as part of the restructuring. The cash portion of the charge will be paid out over a 14 month period. The non-cash charges for stock-based compensation were settled through issuance of 41,125 shares of our common stock in the second quarter of 2006. Going forward, we anticipate annual cost savings in excess of $1.2 million in 2006 and $1.4 million in 2007 in connection with these expense reductions.

Of the $440,882 accrued liability as of June 30, 2006, we expect approximately $319,000 to be paid through December 31, 2006.

Interest Income

Interest income increased to $33,000 and $78,000, respectively, in the three and six-month periods ended June 30, 2006 compared to $24,000 and $63,000, respectively, in the comparable 2005 periods due to higher short-term interest rates in the 2006 periods compared to the 2005 periods. In addition, increases in our cash and marketable securities balances due to our debt and equity financings in March and June 2006 contributed to the increases in interest income.

Interest Expense

Interest expense increased to $0.9 million and $1.0 million in the three and six-month periods ended June 30, 2006, respectively, compared to $134,000 and $267,000, respectively, in the comparable periods of 2005. Interest expense included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contractual interest expense	$97,000	$70,000	$193,000	$139,000
Amortization of debt issuance costs	119,000	64,000	201,000	128,000
Acceleration of amortization of debt issuance costs related to early pay-down of $3.0 million term loan	300,000	—	300,000	—
Accretion of PFG and LOF convertible debt	184,000		184,000
Change in fair value of LOF warrants	(76,000)	—	(76,000)	—
Change in fair value of PFG conversion feature	(296,000)	—	(296,000)	—
Change in fair value of PFG convertible interest feature	(63,000)	—	(63,000)	—
Loss on settlement of LOF debt	601,000	—	601,000	—
	$866,000	$134,000	$1,044,000	$267,000

In addition to contractual interest expense, in future periods, interest expense will include the following:

•                  amortization of unamortized debt issuance costs, which totaled $197,000 at June 30, 2006 and are being amortized at the rate of $84,000 per quarter;

•                  accretion of the PFG $1.25 million convertible debt at the rate of approximately $62,000 per quarter; and

•                  changes in the fair value of the derivative instruments as determined on a quarterly basis utilizing the Black-Scholes valuation model.

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on December 15, 2006. As of June 30, 2006, $645,000 was outstanding under the line of credit and, based on borrowing limitations, there was $506,000 available for borrowing.

Total cash, cash equivalents and short-term marketable securities at June 30, 2006 were $4.0 million compared to $2.5 million at December 31, 2005. We had working capital of $2.2 million at June 30, 2006 compared to $2.1 million at December 31, 2005.

The overall increase in cash, cash equivalents and short-term marketable securities during the first six months of 2006 resulted from $2.75 million of net proceeds received in connection with our first quarter 2006 debt financings, proceeds of $3.0 million from the issuance of our Series E convertible preferred stock in June 2006 (which included the exchange of $1.5 million of the debt incurred in the first quarter of 2006 into Series E convertible preferred stock) and $1.1 million of net proceeds from the sale of our New Jersey headquarters building, offset by $3.1 million used in operations, $208,000 used for capital expenditures and other investing activities, primarily patent applications, and $2.0 million used for principal payments on long-term debt, short-term notes payable and capital leases.

Net accounts receivable decreased $1.0 million to $1.4 million at June 30, 2006 from $2.4 million at December 31, 2005. Included in the balance at June 30, 2006 was $1.1 million due from our five largest customers combined. Of the amount due from these customers at June 30, 2006, $529,000 was collected prior to the filing of this Form 10-Q. The accounts receivable balance at December 31, 2005 included $1.1 million of deferred revenue, all of which was collected in the first quarter of 2006. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.4 million to $1.9 million at June 30, 2006 compared to $1.5 million at December 31, 2005 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the third quarter of 2006.

Included in other current assets and other assets, net at June 30, 2006 were $197,000, net of accumulated amortization, of debt issuance costs relating to our $3.0 million term loan and our $1.25 million term loan. These costs are being amortized over the terms of the loans at a current rate of approximately $84,000 per quarter.

Capital expenditures of $124,000 in the first six months of 2006 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $500,000 in 2006 for production molds and manufacturing capabilities.  The capital expenditures were offset by the $915,000 write-down of a portion of our sterile fill equipment as discussed in Note 8 of Notes to Consolidated Financial Statements.

Accounts payable decreased $0.5 million to $0.8 million at June 30, 2006 from $1.3 million at December 31, 2005 due primarily to payments for capital expenditures, the timing of payments to major vendors and reduced expense accruals.

Other accrued liabilities increased $2.0 million to $2.2 million at June 30, 2006 from $0.2 million at December 31, 2005 due primarily to $1.5 million of derivative liabilities associated with the recent debt and equity transactions discussed below and $441,000 of accrued severance costs at June 30, 2006 compared to none at December 31, 2005. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of interest expense.

Deferred revenue totaled $1.3 million at June 30, 2006 compared to $2.2 million at December 31, 2005. The balance at June 30, 2006 included $84,000 received from Serono, $324,000 received from Merial, $285,000 received from a Japanese pharmaceutical company, $237,000 received from Trimeris and $345,000 received from a European biotechnology firm.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”). The Term Loan had an original maturity date of December 14, 2007, which was payable in 36 equal monthly installments, and bears interests at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%. Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Term Loan. Accordingly, upon sale of our New Jersey headquarters building in April 2006, as required by the Term Loan, we used the proceeds to pay down the outstanding balance on the Term Loan, with the proceeds first applied to the scheduled principal payments on the loan in the inverse order of maturity. As a result, approximately $667,000 of the proceeds was applied to the long-term portion of the outstanding balance of the Term Loan and the remaining approximately $381,000 was applied to the current portion. Following the application of these proceeds, the remaining balance outstanding on this term loan at June 30, 2006 was approximately $368,000, which will be repaid in the regularly scheduled monthly installments through November 2006. At June 30, 2006, the Term Loan bore interest at the rate of 11.25%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million. The Credit Agreement matures on December 15, 2006 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Credit Agreement. At June 30, 2006, we had $645,000 outstanding under the Credit Agreement at an interest rate of 10.25% and, based on borrowing limitations, there was $506,000 available for borrowing.

Both the Term Loan and Credit Agreement restrict our ability to incur additional debt and prohibit us from paying dividends, repurchasing stock and engaging in other transactions outside the ordinary course of business, among other things. Our obligations under the Term Loan and Credit Agreement accelerate upon certain events, including a sale or change of control of Bioject.

On March 8, 2006, we entered into an agreement with respect to $1.5 million of convertible debt financing (the “Agreement”) with Life Sciences Opportunities Fund II (Institutional), L.P. (“LOF”) and several of its affiliates. Under the terms of the Agreement, we received $1.5 million of debt financing on March 8, 2006. Interest on debt outstanding under the Agreement was 10% per annum. Upon the closing of our offering and sale of $4.5 million of our Series E preferred stock (as described more fully below), the $1.5 million of convertible debt was exchanged for $1.5 million of the Series E preferred stock.  A settlement loss of $0.6 million was recorded as a component of interest expense in the three-month period ended June 30, 2006 related to the accelerated accretion of the debt and a beneficial conversion component associated with the conversion of the debt.

Also on March 8, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LOF and its affiliates (collectively, the “LOF Affiliates”). Under the Securities Purchase Agreement, upon receiving shareholder approval at our annual meeting in May 2006, and the satisfaction of customary and other closing conditions, the LOF Affiliates purchased approximately $4.5 million of our Series E preferred stock at $1.37 per share, including the conversion of the $1.5 million of convertible debt financing and $33,000 of related accrued interest. Accordingly, net proceeds from this sale were $3.0 million. Each share of Series E preferred stock is convertible into one share of Bioject common stock. The Series E preferred stock includes an 8% annual payment-in-kind dividend for 24 months.  The difference between the fair value of the Series E preferred stock of approximately $4.7 million and the stated amount of $4.5 million relates to accrued interest and preferred dividends, as well as the beneficial conversion on the issuance of Series E preferred stock, which was recorded in the statement of operations as a component of interest expense and net loss allocable to common shareholders during the three-month period ended June 30, 2006.

In addition, on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “Debt Financing”). Under the terms of the Debt Financing, we received $1.25 million. This loan is due in March 2011. The loan bears interest at the prime rate and is convertible, at any time, by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. As a result of the derivative accounting discussed in Notes 6 and 9 of Notes to Consolidated Financial Statements, at June 30, 2006, this debt was recorded on our balance sheet at $68,745 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

Critical Accounting Policies and Estimates

Except for the addition of the Stock-Based Compensation and Fair Value of Derivative Liabilities information below, we reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006.

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

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments and assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the actual amount of expense could be materially different in the future.

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

Fair Value of Derivative Liabilities

We recorded derivative liabilities in connection with our convertible debt and equity financing agreements entered into in 2006.  Derivative liabilities are presented at fair value each reporting period and changes in fair value are recorded in earnings as a component of interest expense. The fair value of derivative liabilities is determined using the Black-Scholes valuation model.

The use of the Black-Scholes valuation model to estimate fair value requires us to make judgments and assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility of the instrument over the expected term.  The assumptions used in calculating the fair value of derivative liabilities represent management’s best estimates, but these estimates involve inherent uncertainties. Changes in the fair value of these instruments could materially impact the results of operations in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our reported market risks or risk management policies since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

If our products are not accepted by the market, our business could fail. Our success will depend on market acceptance of our needle-free injection drug delivery systems, the Biojector® 2000 system and the Vitajet® system and on market acceptance of other products under development.  If our products do not achieve market acceptance, our business could fail. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe, which has a cost per injection that is significantly lower than that of our products. The Biojector® 2000, the Iject® system, the Vitajet® system or any of our products under development may be unable to compete successfully with needle-syringes.

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

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At June 30, 2006, we had an accumulated deficit of $111.7 million and net working capital of $2.2 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 13, 2006 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price.  Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

We may need additional funding to support our operations beyond 2006; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business.  We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2006.  If we are not able to complete certain anticipated licensing, development and supply agreements by December 31, 2006, we will need to do one or more of the following in order to continue as a going concern, reduce our expenditure run-rate, secure additional long-term debt financing, secure additional equity financing and or secure additional short-term financing, which could include extending the maturity date of our existing short-term credit agreement, which currently expires December 15, 2006.  There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all.

The fair value of accounting for derivative liabilities may materially impact the results of our operations in future periods.  We recorded derivative liabilities in connection with our convertible debt and equity financing agreements in 2006. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these derivative liabilities are reported at fair value each reporting period.  Changes in the fair value are recorded as a component of earnings. Changes in the value of the derivative liabilities may materially impact results of operations in future periods.

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

We rely on patents and proprietary rights to protect our technology. We rely on a combination of trade secrets, confidentiality agreements and procedures and patents to protect our proprietary technologies. We have been granted a number of patents in the U.S. and several patents in other countries covering certain technology embodied in our current jet injection system and certain manufacturing processes. Additional patent applications are pending in the U.S. and certain foreign countries. The claims contained in any patent application may not be allowed, or any patent or our patents collectively may not provide adequate protection for our products and technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. In addition, the laws of foreign countries may not protect our proprietary rights to this technology to the same extent as the laws of the U.S. We believe we have independently developed our technology and attempt to ensure that our products do not infringe the proprietary rights of others. We know of no such infringement claims. However, any claims could have a material adverse effect on our financial condition and results of operations.

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

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares for sale under the Securities Act. We have registered approximately 15.4 million shares for resale on Form S-3 registration statements, including approximately 2.5 million shares issuable upon exercise of warrants.  In addition, we have 450,660 shares of common stock reserved for future issuance under our stock incentive plan and our employee share purchase plan combined. As of June 30, 2006, options to purchase approximately 1.8 million shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In March 2006, we issued warrants to purchase 656,934 shares of our common stock and in June 2006, we sold approximately 3.3 million shares of Series E preferred stock. Each share of Series E preferred stock is convertible into one share of our common stock, subject to adjustment in certain circumstances. Also in March 2006, we entered into a $1.25 million convertible note financing. The principal amount of this note, plus accrued interest, is convertible into common stock at $1.37 per share. If we prepay this debt, we have agreed to issue the lender a warrant to purchase an equivalent number of shares to what it would receive on conversion. We have agreed to register for resale the shares of common stock underlying the warrants, the Series E preferred stock and the convertible note.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D preferred stock, Series E preferred stock and warrants to purchase common stock representing in aggregate approximately 27% of our outstanding voting power (assuming exercise of the warrants). As a result, the LOF Funds and their affiliates potentially could control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on May 24, 2006, at which the following actions were taken:

1.               The shareholders elected the three nominees for director to the Board of Directors, two of whom were Class Two directors and one of whom was Class One.  The three directors elected, along with the voting results, were as follows:

Name	Class	No. of Shares Voting For	No. of Shares Withheld Voting
Joseph F. Bohan III	Two	15,073,987	358,419
Richard J. Plestina	Two	14,629,039	803,367
Jerald S. Cobbs	One	15,094,037	338,369

2.               The shareholders approved the issuance of shares of our Series E Convertible Preferred Stock to Life Sciences Opportunities Fund II (Institutional), L.P. and its affiliates (including the shares issuable upon conversion of the secured convertible promissory notes held by several of those parties) as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
7,037,877	154,413	23,405	8,216,711

3.               The shareholders approved the issuance of the shares of our common stock issuable upon the conversion of the secured convertible debt held by Partners For Growth, L.P. and as the interest payable upon this debt, and the issuance of one or more warrants to purchase an equivalent number of shares of our common stock if we prepay this debt as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
7,042,902	149,588	23,205	8,216,711

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.
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

10.5

2006 Term Loan and Security Agreement dated March 29, 2006 between the Company, Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated March 29, 2006 and filed on April 3, 2006.

10.6	Form of Restricted Stock Unit Award Agreement for January 19, 2006 grants. Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.
10.7	Form of Restricted Stock Unit Award Agreement for June 1, 2006 grants. Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.
10.8	Form of Restricted Stock Unit Award Agreement for May 24, 2006 grants. Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2006	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James C. O’Shea
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)