Form 10-Q
period 2006-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2006-11-14
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	14,414,266
(Class)	(Outstanding at November 13, 2006)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$795,687	$1,045,442
Short-term marketable securities	2,150,000	1,500,000
Accounts receivable, net of allowance for doubtful accounts of $16,855 and $12,310	1,704,044	2,390,275
Inventories	1,408,378	1,497,874
Assets held for sale	—	1,104,375
Other current assets	195,253	425,965
Total current assets	6,253,362	7,963,931

Property and equipment, net of accumulated depreciation of $5,043,348 and $4,519,138	3,244,962	4,559,079
Goodwill	94,074	94,074
Other assets, net	1,112,666	1,329,338
Total assets	$10,705,064	$13,946,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$776,369	$961,015
Current portion of long-term debt	118,420	1,083,333
Accounts payable	807,802	1,257,358
Accrued payroll	544,885	404,342
Derivative liabilities	748,292	—
Other accrued liabilities	395,524	204,289
Deferred revenue	763,794	1,907,842
Total current liabilities	4,155,086	5,818,179

Long-term liabilities:
Long-term debt	—	916,671
Deferred revenue	242,261	318,266
Other long-term liabilities	368,456	350,239

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at September 30, 2006 and December 31, 2005, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,394 shares at September 30, 2006 and zero at December 31, 2005, no stated value, liquidation preference of $1.37 per share	4,828,275	—
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 14,347,527 shares and 13,968,563 shares at September 30, 2006 and December 31, 2005	111,443,649	110,704,560
Accumulated deficit	(112,211,431)	(106,040,261)
Total shareholders’ equity	5,939,261	6,543,067
Total liabilities and shareholders’ equity	$10,705,064	$13,946,422

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Net sales of products	$2,490,896	$2,739,403	$5,871,698	$9,295,626
Licensing and technology fees	512,862	406,789	1,585,785	857,626
	3,003,758	3,146,192	7,457,483	10,153,252

Operating expenses:
Manufacturing	2,149,532	2,145,372	6,090,147	7,022,423
Research and development	1,053,565	1,022,601	3,430,060	3,917,878
Selling, general and administrative	821,128	998,773	3,458,602	3,331,081
Total operating expenses	4,024,225	4,166,746	12,978,809	14,271,382
Operating loss	(1,020,467)	(1,020,554)	(5,521,326)	(4,118,130)

Interest income	41,571	28,431	119,549	91,127
Interest expense	(212,690)	(170,289)	(1,691,146)	(437,691)
Change in fair value of derivatie liabilities	728,641	—	1,162,784	—
	557,522	(141,858)	(408,813)	(346,564)
Net loss before preferred stock dividend and beneficial conversion	(462,945)	(1,162,412)	(5,930,139)	(4,464,694)
Preferred stock dividend	(93,979)	—	(131,542)	—
Beneficial conversion on issuance of preferred stock	—	—	(109,489)	—
Net loss allocable to common shareholders	$(556,924)	$(1,162,412)	$(6,171,170)	$(4,464,694)

Basic and diluted net loss per common share	$(0.04)	$(0.08)	$(0.43)	$(0.32)

Shares used in per share calculations	14,341,359	13,850,624	14,215,967	13,792,693

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss before preferred stock dividend and beneficial conversion	$(5,930,139)	$(4,464,694)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation expense related to fair value of stock-based awards	593,547	274,327
Stock contributed to 401(k) Plan	97,063	59,556
Depreciation and amortization	1,255,101	825,823
Interest expense exchanged for Series E preferred stock	32,500	—
Other non-cash interest expense	246,032	—
Change in fair value of derivative instruments	(1,162,784)	—
Loss on settlement of debt	600,731	—
Loss on write-down of property, plant and equipment	968,871	244,640
Change in deferred rent	9,072	—
Changes in operating assets and liabilities:
Accounts receivable, net	686,231	(304,461)
Inventories	89,496	463,920
Other current assets	64,840	74,696
Accounts payable	(446,075)	(379,944)
Accrued payroll	140,543	164,637
Other accrued liabilities	191,235	(190,040)
Deferred revenue	(1,220,053)	632,870
Net cash used in operating activities	(3,783,789)	(2,598,670)

Cash flows from investing activities:
Purchase of marketable securities	(1,670,000)	—
Maturity of marketable securities	1,020,000	2,105,584
Proceeds from sale of fixed assets	1,061,803	—
Capital expenditures	(155,590)	(922,013)
Other assets	(128,070)	(131,313)
Net cash provided by investing activities	128,143	1,052,258

Cash flows from financing activities:
Proceeds from (payments on) short-term notes payable, net	(315,589)	1,070,922
Proceeds from issuance of short-term notes payable	2,750,000	—
Payments made on capital lease obligations	(43,188)	(36,842)
Payments made on long-term debt	(1,881,583)	(833,330)
Debt issuance costs	(152,227)	—
Net proceeds from sale of Series E preferred stock	3,000,000	—
Net proceeds from sale of common stock	48,478	51,396
Net cash provided by financing activities	3,405,891	252,146

Decrease in cash and cash equivalents	(249,755)	(1,294,266)

Cash and cash equivalents:
Beginning of period	1,045,442	3,848,502
End of period	$795,687	$2,554,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$237,860	$180,296

Supplemental non-cash information:
Conversion of short-term debt and accrued interest to preferred stock	$1,532,500	$—
Warrant issued in connection with debt financing	667,112	—
Reclassification of accrued warrant to equity	—	150,078
Severance costs settled in restricted stock	83,000	—
Preferred stock dividend to be settled in Series E preferred stock	131,542	—
Beneficial conversion on the issuance of Series E preferred stock	109,489	—
Equipment acquired with capital lease	48,852	18,704
Transfer of property, plant and equipment to assets held for sale	—	1,104,375

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from Bioject Medical Technologies Inc.’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,162,412)	$(4,464,694)
Add - stock-based employee compensation expense included in reported net loss	117,636	274,327
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(226,271)	(718,052)
Net loss, pro forma	$(1,271,047)	$(4,908,419)
Basic and diluted net loss per share:
As reported	$(0.08)	$(0.32)
Pro forma	$(0.09)	$(0.36)

Certain information regarding our stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Grant-date fair value of options granted	$2,623	$8,252	$116,294	$247,239
Stock-based compensation recognized in results of operations	169,407	117,636	593,547	274,327
Fair value of restricted stock that vested during the period	128,478	117,636	401,323	274,327

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the three and nine-month periods ended September 30, 2006 or 2005.

The stock-based compensation was included in our statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Manufacturing	$34,379	$30,592	$98,556	$66,731
Research and development	29,568	35,373	94,064	76,395
Selling, general and administrative	105,460	51,671	400,927	131,201
	$169,407	$117,636	$593,547	$274,327

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Incentive Plan
Risk-free interest rate	4.6%	4.0%	4.6%	4.0%
Expected dividend yield	0%	0%	0%	0%
Expected term	5 Years	5 Years	5 Years	5 years
Expected volatility	73%	65% - 77%	73% - 75%	65% - 80%

We did not issue any common stock pursuant to our Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2006 or 2005. We issued 43,720 and 46,484 shares of our common stock pursuant to our ESPP during the nine-month periods ended September 30, 2006 and 2005, respectively. The expense related to our ESPP is recognized based on a fair value calculation. The expense is immaterial and is included in the stock-based compensation expense.

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

The following table presents the impact of our adoption of SFAS No. 123R on selected line items from the consolidated financial statements for the three and nine-month periods ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As reported following SFAS No. 123R	If reported following APB 25	As reported following SFAS No. 123R	If reported following APB 25
Net loss	$(556,924)	$(515,995)	$(6,171,170)	$(5,978,946)
Basic and diluted net loss per share	(0.04)	(0.04)	(0.43)	(0.42)

Included in stock-based compensation expense in the three and nine-month periods ended September 30, 2006 was approximately $128,000 and $401,000, respectively, related to restricted shares, which would have also been recognized pursuant to APB 25.

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). The Plan expires June 30, 2010. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by the Board or a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. At September 30, 2006, we had option or restricted share grants covering 486,258 shares of our common stock available for grant and a total of 3,194,242 shares of our common stock reserved for issuance.

Stock option activity for the nine-month period ended September 30, 2006 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,163,110	$5.29
Granted	124,145	1.46
Exercised	—	—
Forfeited	(499,138)	5.44
Outstanding at September 30, 2006	1,788,117	4.98

Certain information regarding options outstanding as of September 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,788,117	1,533,357
Weighted average exercise price	$4.98	$5.52
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	2.85 years	2.81 years

The aggregate intrinsic value in the table above is based on our closing stock price of $0.88 on September 30, 2006.  There were no stock options with exercise prices less than $0.88 at September 30, 2006.

Restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2005	508,752	$1.64
Granted	797,000	1.34
Issued	(271,909)	1.57
Forfeited	(113,976)	1.85
Balances, September 30, 2006	919,867	1.38

As of September 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $1.2 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 750,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors. The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. A total of 43,720 shares were issued pursuant to the ESPP in the first nine months of 2006 at a weighted average price of $1.11 per share, which represented a $0.19 weighted average per share discount from the fair market value. At September 30, 2006, 306,679 shares were available for purchase under the ESPP.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.  Net inventories consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials and components	$846,110	$838,719
Work in process	84,709	33,683
Finished goods	477,559	625,472
	$1,408,378	$1,497,874

Note 4. Net Loss Per Common Share

The following common stock equivalents are excluded from diluted loss per common share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended September 30,
	2006	2005
Stock options and warrants	4,892,020	4,646,821
Convertible preferred stock	5,395,351	2,086,957
Preferred dividends	96,016	—
Convertible debt	912,409	—
Total	11,295,796	6,733,778

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

Certain provisions contained in the Agreement precluded equity classification for the warrants under Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.”  As a result, the fair value of the warrants was recorded as a derivative liability at inception, and will be marked to market through earnings until the warrants are settled with common stock or expire.

The remaining proceeds from the issuance of the convertible debt, totaling $832,888, were recorded as short-term borrowings and were to be accreted to the $1.5 million face amount over the term of the debt. However, upon the closing of the Series E preferred stock as discussed below, the convertible debt under the Agreement was settled and converted to $1.6 million of Series E preferred stock. A settlement loss of $600,731 was recorded as a component of interest expense related to the accelerated accretion of the debt and a beneficial conversion component associated with the conversion of the debt.

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

In addition, on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “PFG Debt Agreement”). This loan is due in March 2011. The loan bears interest at a referenced prime rate and is convertible, at any time, by PFG into our common stock at $1.37 per share (“the conversion feature”). The contractual term is 60 months. However, the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. Accordingly, the debt is recorded as current on our consolidated balance sheet at September 30, 2006. Interest accrues monthly. During the first 24 months, interest may be settled in cash or common stock, at the option of PFG, at a fixed conversion rate of $1.37 per share (“the convertible interest feature”). If our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can require PFG to convert the debt to common stock, subject to certain limitations on trading volume.

The PFG Debt Agreement also contains a provision stating that if we prepay this debt, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. This provision results in the conversion feature constituting a freestanding derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and

Hedging Activities.” As certain provisions of the PFG Debt Agreement preclude equity classification for the conversion feature under EITF 00-19, the conversion feature was recorded at fair value at inception, as a derivative liability, and will need to be marked to market through earnings until the debt is settled. The fair value was determined to be $1.1 million, at inception, using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	5.0
Expected volatility	75.36%

In addition, the convertible interest feature represents an embedded derivative that does not qualify for equity classification under EITF 00-19. As a result, the convertible interest feature was recorded at fair value at inception, as a derivative liability, and will need to be marked to market through earnings until the provision lapses. The fair value was determined to be approximately $130,000 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.65%-4.9%
Expected dividend yield	0.0%
Contractual term (years)	0.08 – 2.0
Expected volatility	61.0%-75.0%

After allocation to the derivative liabilities, the remaining proceeds from the PFG Debt Agreement of approximately $6,000 were recorded as short-term borrowings and will be accreted to the face amount of $1.25 million over the 60-month contractual term of the PFG Debt.  The balance at September 30, 2006 was $130,943.

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

The following table summarizes the charges and expenditures related to our restructuring in the first nine months of 2006:

Nine Months Ended September 30, 2006	Beginning Accrued Liability	Charged to Expense	Expend- itures	Ending Accrued Liability
Severance and related benefits for terminated employees	$—	$637,394	$(396,337)	$241,057
Acceleration of vesting to be settled in common stock	—	83,000	(83,000)	—
	$—	$720,394	$(479,337)	$241,057

Of the $241,057 accrued liability as of September 30, 2006, we expect approximately $106,067 to be paid through December 31, 2006.

Note 7. Termination of Sterile Fill Contract

On June 20, 2006, we terminated our agreement for future services with the contract filler of our Iject® prefilled device. The original agreement, entered into on September 30, 2003, was for the design of a sterile fill suite to house our filling equipment and contract filling services through 2009. This termination, which was effective September 30, 2006, was due to our decision to switch to a more cost effective commercial filling method and the interest of potential customers in doing their own filling. This contract, if not terminated, would have required us to pay approximately $2.1 million for services over the next three years. We were not required to pay the contract sterile filler any penalties or other amounts related to this early termination. As a result of this termination, we wrote off assets located at the contract filler’s facility, which we could no longer use, resulting in a non-cash charge of $915,000 in the second quarter of 2006 recorded as a component of manufacturing expense. Remaining equipment, with a book value of $424,000, was moved to our ISO 5 clean room located in Tualatin, Oregon and will be utilized for small batch and clinical fills.

Note 8.  Fair Value of Derivative Liabilities

As discussed in Note 5, we entered into various convertible debt and equity agreements which included several derivative liabilities under EITF 00-19. These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. The following table summarizes the Black-Scholes assumptions used to determine fair value and certain other fair value information for each of the instruments:

	LOF Warrants	PFG Conversion Feature	PFG Convertible Interest Feature	Total
Black- Scholes Assumptions at September 30, 2006
Risk-free interest rate	4.6%	4.6%	4.6%–5.33%
Expected dividend yield	0%	0%	0%
Contractual term (years)	4.00	4.50	.06 – 1.50
Expected volatility	74.8%	81.4%	19.0%-87.4%

Certain Other Information
Fair value at inception	$667,112	$1,114,014	$129,950	$1,911,076
Fair value at September 30, 2006	281,503	454,268	12,521	748,292
Change in fair value for the three-month period ended September 30, 2006	(309,718)	(364,003)	(54,920)	(728,641)
Change in fair value for the nine-month period ended September 30, 2006	(385,609)	(659,746)	(117,429)	(1,162,784)

Note 9. Changes to Board of Directors

On March 3, 2006, our Board of Directors appointed Mr. Jerald S. Cobbs, Managing Director of Sanders Morris Harris, as a Director effective upon the closing of the convertible debt financing with LOF and several of its affiliates.  Mr. Cobbs will serve as chairman of the nominating committee and as a member of the compensation committee. Mr. Cobbs’ appointment to the Board was a closing condition to the convertible debt financing with LOF and several of its affiliates. On October 18, 2006, Mr. Cobbs was appointed Chairman of the Board.

On March 13, 2006, Mr. Eric T. Herfindal resigned from our Board of Directors.

On August 11, 2006, Ms. Sandra Panem resigned from our Board of Directors. In addition, also on August 11, 2006, Mr. John Gandolfo, our former Chief Financial Officer, was appointed as a director and was also appointed to the Ad-Hoc Financing Committee.

On September 14, 2006, Ms. Brigid Makes was elected as a Director and was also appointed to the Audit Committee.

Note 10. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Amgen	19%	21%	26%	19%
Chronimed	14%	11%	18%	9%
Serono	40%	29%	25%	36%
Merial	5%	27%	9%	29%
Ferring	16%	6%	13%	3%

At September 30, 2006, accounts receivable from these customers accounted for a total of approximately 81% of our accounts receivable. No other customers accounted for 10% or more of our accounts receivable as of September 30, 2006.

Note 11. Sale of New Jersey Headquarters Building

In January 2006, we contracted to sell our New Jersey headquarters building to an unrelated third party for $1.125 million. The purchaser also purchased the furniture located in the building for an additional $12,500. This sale closed on April 13, 2006. As required by the loan agreement with PFG, the proceeds from this sale were used to pay down the outstanding balance on our $3.0 million term loan, with the proceeds first applied to the scheduled principal payments on the loan in the inverse order of maturity. In connection with the prepayment of a portion of this loan, we accelerated the recognition of $300,000 of debt issuance costs, which was included as a component of interest expense in the second quarter of 2006. The remaining outstanding balance of the term loan of $118,000 at September 30, 2006 is recorded as current and will be repaid in the regularly scheduled monthly installments through November 2006.

Note 12. New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not believe that the implementation of SAB No. 108 will have a material effect on our financial position, results of operations or cash flows.

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Since we are in a loss position and do not record any tax benefit, we do not believe that the adoption of Interpretation No. 48 will have any affect on our financial position, results of operations or cash flows.

Note 13. Subsequent Events

Centers for Disease Control and Prevention Contract

In October 2006, we received a Phase II Small Business Innovation Research contract from the Centers for Disease Control and Prevention (“CDC”) for further development of a Disposable Cartridge Jet Injection device for safer, needle-free global immunizations. This Phase II funding is for a two-year period for improvements in product design and the continued development of a spring-powered prototype, which was designed and built in Phase I.

Nasdaq Notification

On October 3, 2006, we received a Nasdaq Staff Deficiency Letter stating that we had failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 bid requirement. The letter stated that we will be provided 180 calendar days, or until April 2, 2007, to regain compliance with the minimum bid price requirement. If at any time prior to April 2, 2007 the bid price of Bioject’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify Bioject that it is in compliance with the minimum bid requirement. Nasdaq may, in its discretion, extend this 10 consecutive business day period, but generally not beyond 20 consecutive business days.

On October 31, 2006, we met the 10-day minimum bid price requirement for our common stock and, on November 1, 2006, received notice from Nasdaq that we were in compliance with its listing requirements.

Resignation of Chief Executive Officer

On October 18, 2006, Mr. James C. O’Shea, our Chairman, President and Chief Executive Officer resigned effective immediately for his role as Chairman and as of December 31, 2006 from his roles as Director and President and Chief Executive Officer. We anticipate entering into a Transition and Retirement Agreement with Mr. O’Shea with respect to his retirement. While the definitive agreement has not yet been agreed to, it is expected that it will provide for Mr. O’Shea to receive an amount equal to his current base salary of approximately $371,000 during 2007, payable bi-weekly, as well as payment of health and dental insurance premiums during that period. In addition, the vesting of certain equity awards will accelerate. We are currently in process of searching for a new President and Chief Executive Officer.

Expanded Development Agreement with Leading European Biotechnology Company

On October 31, 2006, we announced that we expanded our agreement with an undisclosed leading European biotechnology company. We entered into the next phase of development for a new needle-free drug delivery system which utilizes our B2000 technology exclusively for an undisclosed indication. The expanded agreement includes the payment of an upfront fee to us, as well as additional payments to us dependent upon the achievement of specific milestones.

Agreement with Vical Incorporated

On November 7, 2006, we announced that we signed an agreement with Vical Incorporated for an option to license our needle-free technology for use with certain of its DNA-based vaccines. The agreement includes the payment of an upfront fee to us, payments to extend the option term and license additional targets, payments to us upon the achievement of specific milestones, commercialization terms, transfer pricing and royalties.

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

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of September 30, 2006 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2006	2007 and 2008	2009 and 2010	2011 and beyond
Short-term note payable	$645,426	$645,426	$—	$—	$—
$3.0 million term loan	118,420	118,420	—	—	—
$1.25 million term loan(1)	1,250,000	—	—	—	1,250,000
Operating leases	3,251,448	89,016	733,048	770,148	1,659,236
Capital leases	184,395	16,111	113,299	49,674	5,311
Purchase order commitments	1,052,589	350,512	702,077	—	—
	$6,502,278	$1,219,485	$1,548,424	$819,822	$2,914,547

(1)             The $1.25 million term loan is classified as current on our consolidated balance sheet as of September 30, 2006 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to it contractual maturity. The debt is being accreted to $1.25 million and, as of September 30, 2006, the balance was $130,943.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

Cash Outlook

We believe that our current cash, cash equivalents and marketable securities of $2.9 million at September 30, 2006 will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2006. If we are not able to enter into an adequate number of licensing, development and supply agreements by December 31, 2006, we will need to do one or more of the following in order to continue as a going concern:

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

Results of Operations

The consolidated financial data for the three and nine-month periods ended September 30, 2006 and 2005 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Net sales of products	$2,490,896	$2,739,403	$5,871,698	$9,295,626
Licensing and technology fees	512,862	406,789	1,585,785	857,626
	3,003,758	3,146,192	7,457,483	10,153,252
Operating expenses:
Manufacturing	2,149,532	2,145,372	6,090,147	7,022,423
Research and development	1,053,565	1,022,601	3,430,060	3,917,878
Selling, general and administrative	821,128	998,773	3,458,602	3,331,081
Total operating expenses	4,024,225	4,166,746	12,978,809	14,271,382
Operating loss	(1,020,467)	(1,020,554)	(5,521,326)	(4,118,130)

Interest income	41,571	28,431	119,549	91,127
Interest expense	(212,690)	(170,289)	(1,691,146)	(437,691)
Change in fair value of derivative liabilities	728,641	—	1,162,784	—
Net loss before preferred stock dividend and beneficial conversion	(462,945)	(1,162,412)	(5,930,139)	(4,464,694)
Preferred stock dividend	(93,979)	—	(131,542)	—
Beneficial conversion on issuance of preferred stock	—	—	(109,489)	—
Net loss allocable to common shareholders	$(556,924)	$(1,162,412)	$(6,171,170)	$(4,464,694)
Basic and diluted net loss per common share	$(0.04)	$(0.08)	$(0.43)	$(0.32)
Shares used in per share calculations	14,341,359	13,850,624	14,215,967	13,792,693

Revenue

The $0.2 million, or 9.1%, decrease and the $3.4 million, or 36.8%, decrease in product sales in the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods of 2005, were primarily due to the following:

•                  a $0.6 million and a $2.2 million reduction in sales to Merial in the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods of 2005, resulting from Merial’s lower forecasted sales in 2006 and its build-up of inventory in 2005; and

•                  a $1.9 million decrease in sales to Serono in the nine-month period ended September 30, 2006 compared to the same period of 2005 due to an overall reduction in its forecasted demand.

These decreases were partially offset by the following:

•                  a $52,000 and a $246,000 increase in sales to Chronimed and related Fuzeon customers in the three and nine-month periods ended September 30, 2006, respectively compared to the same periods of 2005;

•                  a $251,000 and a $544,000 increase in vial adapter sales to Ferring in connection with its supply agreement in the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods of 2005; and

•                  a $201,000 increase in sales to Serono as its demand increased due to timing of orders in the three-month period ended September 30, 2006 compared to the same period of 2005.

In June 2006, we signed a development and supply agreement with Merial for the delivery of one of its proprietary vaccines with a modified Vitajet® 3 for use in the companion animal market. We expect increased sales to Merial in future quarters as a result of this agreement.

License and technology fees increased $0.1 million, or 26.1%, and $0.7 million, or 84.9%, in the three and nine-month periods ended September 30, 2006, respectively, compared to the same periods of 2005 due to an increase in active licensing and development contracts in the 2006 periods compared to the 2005 periods.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed Japanese pharmaceutical firm, an undisclosed European biotechnology company and an undisclosed pharmaceutical company. In addition, we have a Small Business Innovation Research contract with the Centers for Disease Control and Prevention (“CDC”). We currently have active product supply agreements with Amgen, Ferring and Chronimed.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Manufacturing expense was flat in the three months ended September 30, 2006 compared with the same period of 2005 due to a decrease in product sales being offset by increased freight, scrap and material cost. The $0.9 million, or 13.3%, decrease in manufacturing expense in the nine-month period ended September 30, 2006 compared to the same period of 2005 was due to the decrease in product sales mentioned above.

The nine-month period ended September 30, 2006 includes a $915,000 non-cash charge for the write-down of our sterile fill equipment in the second quarter of 2006 and $108,000 in severance costs compared to no such comparable costs in the same period of 2005. These costs in 2006 were offset by lower production costs in the first nine months of 2006 compared to the same period of 2005 due to lower sales volume.

In addition, we recognized $34,000 and $99,000 of stock-based compensation in the three and nine-month periods ended September 30, 2006, respectively, compared to $31,000 and $67,000, respectively, in the same periods of 2005.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

Research and development expense was flat in the three months ended September 30, 2006 compared with the same period of 2005 as increased project costs of $268,000 related to the Iject®, new Merial projects and projects for an undisclosed European biotechnology company were offset by completed projects or projects nearing completion, as well as a decrease in stock-based compensation, which totaled $30,000 in the 2006 period compared to $35,000 in the same period of 2005.

The $0.5 million, or 12.5%, decrease in research and development expense in the nine-month period ended September 30, 2006 compared to the same period of 2005 was primarily due to reduced clinical expenses of $163,000 and lower project costs of $373,000 related to the Iject® and companion animal projects. The decrease in the 2006 period was partially offset by $30,000 of severance cost in the 2006 period compared to none in the 2005 period and $94,000 of stock-based compensation in the 2006 period compared to $76,000 in the same period of 2005.

Current significant projects include the Iject® needle-free injection device for undisclosed companies, the gas-powered drug delivery system utilizing our B2000 technology for an undisclosed company, the next generation Vetjet® spring-powered device, as well as gas-powered devices for production animal and poultry markets for Merial and the needle-free, auto-disable, spring-powered device for mass immunizations in collaboration with Path and the CDC.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.2 million, or 17.8%, decrease in selling, general and administrative expense in the three-month period ended September 30, 2006 compared to the same period of 2005 was due to a $231,000 decrease in labor, legal expenses and other general administrative expenses, primarily as a result of our restructuring activities. This decrease was partially offset by $105,000 of stock-based compensation in the 2006 period compared to $52,000 in the same period of 2005.

The $0.1 million, or 3.8%, increase in selling, general and administrative expense in the nine-month period ended September 30, 2006 compared to the same period of 2005 was due to $582,000 in severance cost in the 2006 period compared to none in the same period of 2005 and $401,000 of stock-based compensation in the 2006 period compared to $131,000 in the same period of 2005. These increases were offset by a decrease in labor expenses of $88,000 due to decreases in administrative personnel and incentive compensation, a decrease in legal and consulting fees of $112,000 and a $242,000 decrease in travel and other administrative expenses. In addition, a $53,000 loss was recognized for the sale of property and equipment related to our New Jersey building in the 2006 period compared to a $245,000 write-down related to the New Jersey building in the comparable period of 2005.

Restructuring

On March 3, 2006, our Board of Directors approved a plan of restructuring, which included reorganizing our corporate organization, closing our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. In addition, Jim O’Shea, our President and Chief Executive Officer, was based out of our Portland, Oregon location. Also, John Gandolfo, our Chief Financial Officer, ceased to be employed by us effective May 3, 2006. During the first quarter of 2006, we recognized a charge of approximately $720,000 associated with severance costs for terminated employees and non-cash charges for stock-based compensation related to the acceleration of certain restricted stock awards as part of the restructuring. The cash portion of the charge will be paid out over a 14 month period. The non-cash charges for stock-based compensation were settled through issuance of 41,125 shares of our common stock in the second quarter of 2006. Going forward, we anticipate annual cost savings in excess of $1.2 million in 2006 and $1.4 million in 2007 in connection with these expense reductions.

Of the $241,000 accrued liability as of September 30, 2006, we expect approximately $106,000 to be paid through December 31, 2006.

Interest Income

Interest income increased to $42,000 and $120,000 in the three and nine-month periods ended September 30, 2006, respectively, compared to $28,000 and $91,000, respectively, in the comparable 2005 periods due to higher short-term interest rates in the 2006 periods compared to the 2005 periods. In addition, increases in our cash and marketable securities balances due to our debt and equity financings in March and June 2006 contributed to the increases in interest income.

Interest Expense

Interest expense increased to $213,000 and $1.7 million in the three and nine-month periods ended September 30, 2006, respectively, compared to $170,000 and $438,000, respectively, in the comparable periods of 2005.  Interest expense included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contractual interest expense	$66,000	$100,000	$258,000	$229,000
Amortization of debt issuance costs	84,000	70,000	285,000	209,000
Acceleration of amortization of debt issuance costs related to early pay-down of $3.0 million term loan	—	—	300,000	—
Accretion of PFG and LOF convertible debt	63,000		247,000
Loss on settlement of LOF debt	—	—	601,000	—
	$213,000	$170,000	$1,691,000	$438,000

In addition to contractual interest expense, in future periods interest expense will include the following:

•                  amortization of unamortized debt issuance costs, which totaled $113,000 at September 30, 2006 and are being amortized at the rate of $28,000 per month through November 2006 and $3,000 per quarter thereafter until 2011; and

•                  accretion of the PFG $1.25 million convertible debt at the rate of approximately $63,000 per quarter.

Change in Fair Value of Derivative Liabilities

Our derivative liabilities are recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model.

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on December 15, 2006. As of September 30, 2006, $645,000 was outstanding under the line of credit and, based on borrowing limitations, there was $559,000 available for borrowing.

Total cash, cash equivalents and short-term marketable securities at September 30, 2006 were $2.9 million compared to $2.5 million at December 31, 2005. We had working capital of $2.1 million at September 30, 2006 and December 31, 2005.

The overall increase in cash, cash equivalents and short-term marketable securities during the first nine months of 2006 resulted from $2.75 million of net proceeds received in connection with our first quarter 2006 debt financings, proceeds of $3.0 million from the issuance of our Series E convertible preferred stock in June 2006 (which included the exchange of $1.5 million of the debt incurred in the first quarter of 2006 into Series E convertible preferred stock) and $1.1 million of net proceeds from the sale of our New Jersey headquarters building, offset by $3.8 million used in operations, $284,000 used for capital expenditures and other investing activities, primarily patent applications, and $1.9 million used for principal payments on long-term debt, short-term notes payable and capital leases.

Net accounts receivable decreased $0.7 million to $1.7 million at September 30, 2006 from $2.4 million at December 31, 2005. Included in the balance at September 30, 2006 was an aggregate of $1.4 million due from our five largest customers. Of the amount due from these customers at September 30, 2006, $777,000 was collected prior to the filing of this Form 10-Q. The accounts receivable balance at December 31, 2005 included $1.1 million of deferred revenue, all of which was collected in the first quarter of 2006. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.1 million to $1.4 million at September 30, 2006 compared to $1.5 million at December 31, 2005 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the fourth quarter of 2006.

Included in other current assets and other assets, net at September 30, 2006 were $113,000, net of accumulated amortization, of debt issuance costs relating to our $3.0 million term loan and our $1.25 million term loan. These costs are being amortized over the terms of the loans at a current rate of approximately $28,000 per month through November 2006 and $3,000 per quarter thereafter until 2011.

Capital expenditures of $204,000, including those acquired with capital lease, in the first nine months of 2006 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $250,000 in 2006 for production molds and manufacturing capabilities. The capital expenditures were offset by the $915,000 write-down of a portion of our sterile fill equipment as discussed in Note 7 of Notes to Consolidated Financial Statements.

Accounts payable decreased $0.5 million to $0.8 million at September 30, 2006 from $1.3 million at December 31, 2005 due primarily to the timing of payments to major vendors and reduced expense accruals.

Derivative liabilities of $0.7 million at September 30, 2006 reflect the fair value of the derivative liabilities associated with the recent debt and equity transactions discussed below. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings. We did not have any derivative liabilities at December 31, 2005.

Other accrued liabilities increased $0.2 million to $0.4 million at September 30, 2006 from $0.2 million at December 31, 2005 due primarily to $241,000 of accrued severance costs at September 30, 2006 compared to none at December 31, 2005.

Deferred revenue totaled $1.0 million at September 30, 2006 compared to $2.2 million at December 31, 2005. The balance at September 30, 2006 included $67,000 received from Serono, $268,000 received from Merial, $276,000 received from a Japanese pharmaceutical company, $238,000 received from Trimeris and $150,000 received from a European biotechnology firm.

On December 15, 2004, we entered into a $3.0 million Term Loan and Security Agreement (the “Term Loan”) with Partners for Growth, L.P. (“PFG”). The Term Loan had an original maturity date of December 14, 2007, which was payable in 36 equal monthly installments, and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 3%. Pursuant to the Term Loan, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Term Loan. Accordingly, upon sale of our New Jersey headquarters building in April 2006, as required by the Term Loan, we used the proceeds to pay down the outstanding balance on the Term Loan, with the proceeds first applied to the scheduled principal payments on the loan in the inverse order of maturity. As a result, approximately $667,000 of the proceeds was applied to the long-term portion of the outstanding balance of the Term Loan and the remaining approximately $381,000 was applied to the current portion. Following the application of these proceeds, the remaining balance outstanding on this term loan at September 30, 2006 was approximately $118,000, which will be repaid in the regularly scheduled monthly installments through November 2006. At September 30, 2006, the Term Loan bore interest at the rate of 11.25%.

Also on December 15, 2004, we entered into a Loan and Security Agreement (the “Credit Agreement”) with PFG, pursuant to which we may borrow an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2 million. The Credit Agreement matures on December 15, 2006 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Credit Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Credit Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Credit Agreement. At September 30, 2006, we had $645,000 outstanding under the Credit Agreement at an interest rate of 10.25% and, based on borrowing limitations, there was $559,000 available for borrowing.

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

In addition, on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “Debt Financing”). Under the terms of the Debt Financing, we received $1.25 million. This loan is due in March 2011. The loan bears interest at the prime rate and is convertible, at any time, by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. As a result of the derivative accounting discussed in Notes 5 and 8 of Notes to Consolidated Financial Statements, at September 30, 2006, this debt was recorded on our balance sheet at $131,000 and is being accreted on a straight-line basis at the rate of approximately $63,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

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

Fair Value of Derivative Liabilities

We recorded derivative liabilities in connection with our convertible debt and equity financing agreements entered into in 2006. Derivative liabilities are presented at fair value each reporting period and changes in fair value are recorded in earnings. The fair value of derivative liabilities is determined using the Black-Scholes valuation model.

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

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At September 30, 2006, we had an accumulated deficit of $112.2 million and net working capital of $2.1 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 13, 2006 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our operating results could suffer as a result of the retirement of our President and Chief Executive Officer. On October 18, 2006, Mr. James O’Shea retired as our Chairman effective immediately and as a Director and President and Chief Executive Officer effective December 31, 2006.

Mr. Jerald S. Cobbs was appointed our Chairman effective October 18, 2006. We will be conducting an executive search for a new chief executive officer.

This change in our chief executive officer may be disruptive to our business and negatively impact our operating results and may result in the departure of existing employees or customers. Further, it could take an extended period of time to locate, retain and integrate a new chief executive officer.

We may not be able to comply with Nasdaq listing requirements, which could result in our common stock being delisted from the Nasdaq Capital Market. On October 3, 2006, we received a Nasdaq Staff Deficiency Letter stating that we failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 bid requirement. The letter stated that we will be provided 180 calendar days, or until April 2, 2007, to regain compliance with the minimum bid price requirement. Compliance would be regained if at any time prior to April 2, 2007 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. On November 1, 2006, Nasdaq notified us that we were in compliance with the minimum bid requirement.  While we are again in compliance with the minimum bid requirement, our common stock continues to trade near $1.00 and, as a result, we may not be able to maintain compliance. In addition, we may be unable to comply with Nasdaq’s other listing standards on an ongoing basis. As a result, our stock may be delisted from the Nasdaq Capital Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional debt or equity resources.

We may need additional funding to support our operations beyond 2006; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2006. If we are not able to enter into an adequate number of licensing, development and supply agreements by December 31, 2006, we will need to do one or more of the following in order to continue as a going concern: reduce our expenditure run-rate, secure additional long-term debt financing, secure additional equity financing or secure additional short-term financing, which could include extending the maturity date of our existing short-term credit agreement, which currently expires December 15, 2006.  There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all.

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

We have a small sales force and may be unable to penetrate targeted market segments. Our sales force consists solely of a Vice President of Customer Relations, who is focused on specifically targeted market segments. Our small sales force may not have sufficient resources to adequately penetrate one or more of the targeted market segments. Further, if our sales person is successful in penetrating one or more of the targeted market segments, we are unable to assure that our products will be accepted in those segments or that product acceptance will result in product revenues which, together with revenues from corporate licensing and supply agreements, will be sufficient for us to operate profitably.

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

Future changes to manufacturing procedures could require that we file a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA pre-market approval (“PMA”) or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process. It is current FDA policy that pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (“RFD”) to the Office of Combination Products (“OCP”). The pharmaceutical or biotechnology company with which we partner is responsible for the submission to the OCP.  A pre-filled syringe meets the FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The OCP will assign a center with primary jurisdiction for a combination product (CDER, CDRH) to ensure the timely and effective pre-market review of the product. Depending on the circumstances, drug and combination drug/device regulation can be much more extensive and time consuming than device regulation.

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

If we cannot meet international product standards, we will be unable to distribute our products outside of the United States, which could cause our business to suffer.  Distribution of our products in countries other than the U.S. may be subject to regulation in those countries. Failure to satisfy these regulations would impact our ability to sell our products in these countries and could cause our business to suffer. Bioject has received the following certifications from Underwriters Laboratories or TÜV Product Services that our products and quality systems meet the applicable requirements, which allows us to label our products with the CE Mark and sell them in the European Community and non European countries.

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

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. John Gandolfo, our Chief Financial Officer and Vice President of Finance, departed Bioject in May 2006 as part of the restructuring we announced in March 2006. On October 18, 2006, Mr. James C. O’Shea, our Chairman, President and Chief Executive Officer resigned effective immediately in his role as Chairman and as of December 31, 2006 in his roles as Director, President and Chief Executive Officer. Although we have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares for sale under the Securities Act. We have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.5 million shares issuable upon exercise of warrants.  In addition, we have 793,000 shares of common stock reserved for future issuance under our stock incentive plan and our employee share purchase plan combined. As of September 30, 2006, options to purchase approximately 1.8 million shares of common stock were outstanding and 919,867 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In March 2006, we issued warrants to purchase 656,934 shares of our common stock and in June 2006, we sold approximately 3.3 million shares of Series E preferred stock. Each share of Series E preferred stock is convertible into one share of our common stock, subject to adjustment in certain circumstances. Also in March 2006, we entered into a $1.25 million convertible note financing. The principal amount of this note, plus accrued interest, is convertible into common stock at $1.37 per share. If we prepay this debt, we have agreed to issue the lender a warrant to purchase an equivalent number of shares to what it would receive on conversion. We registered for resale the shares of common stock underlying the warrants issued in March 2006, the Series E preferred stock and the convertible note.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D preferred stock, Series E preferred stock and warrants to purchase common stock representing in aggregate approximately 27% of our outstanding voting power (assuming exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6.                    EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.
3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies Inc. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2000.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JAMES C. O’SHEA
James C. O’Shea
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)