Form 10-K
period 2006-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2007-04-02
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20245 SW 95th Avenue
Tualatin, Oregon	97062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 692-8001

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, without par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $18,558,493, computed by reference to the last sales price ($1.42) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006).

The number of shares outstanding of the registrant’s common stock as of March 29, 2007 was 14,805,254 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.   BUSINESS

General

We commenced operations in 1985.  We develop needle-free injection systems that improve the way patients take medications and vaccines.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2006, we continued to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2006, our clinical research efforts continued to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with 12 institutions.

In 2006, our research and development efforts focused on the Iject® single use disposable product. In addition, we continued to work on product improvements to existing devices and the development of products for our strategic partners.

Our needle-free injection technology works by forcing liquid medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure medication that penetrates the skin, depositing the medication in the tissue beneath.

Since our formation, we have been engaged principally in organizational, financing, research and development, and marketing activities. Our products and manufacturing operations are subject to extensive government regulation, both in the U.S. and abroad. In the U.S., the development, manufacture, marketing and promotion of medical devices is regulated by the Food and Drug Administration  (“FDA”) under section 510(k) or other FDA regulations of the Federal Food, Drug, and Cosmetic Act (“FFDCA”).

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

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed European biotechnology company, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention, the Program for Appropriate Technology in Health and Vical.

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

We also have a supply agreement with Serono. At December 31, 2006 and 2005, deferred revenue related to Serono was $50,000 and $117,000, respectively. We recognized revenue related to these licensing and supply agreements totaling $2.2 million, $3.7 million and $3.2 million in 2006, 2005 and 2004, respectively.

Merial In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system for production animals, which is currently in development. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term.  Commercialization was achieved in February 2007.

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

In November and December 2005, we signed three new agreements with Merial. The agreements are for three projects, which include performing feasibility analyses for a next generation Vetjet™ device for the companion animal market, as well as for devices for production animal and poultry markets. Each agreement includes the payment of an upfront, non-refundable fee, as well as additional payments dependent upon the achievement of specific milestones. In total, we received non-refundable fees in November and December 2005 of $630,000, which were recorded as deferred revenue at December 31, 2005 and were recognized over the term of the agreements.

We have the right to terminate the August 2002 agreement because Merial did not obtain regulatory approval by June 2005. Regulatory approval was received in December 2006. The August 2002 and March 2004 agreements may be terminated by Merial for any reason and all of the agreements may be terminated by either party for failure to meet contractual obligations and for bankruptcy.

In May 2006, we signed an additional agreement with Merial to deliver a modified Vitajet 3 for delivery of one of their proprietary vaccines for use in the companion animal market. The agreement provides for milestone payments and delivery of a specified number of devices and disposables through 2008. The agreement may be terminated by either party with a 30-day written notice for a material breach of the agreement by the other. Merial may also terminate this agreement if we do not demonstrate to Merial’s reasonable satisfaction the reliability and efficacy of the devices. If we have not entered into a mutually agreed upon development agreement by June 1, 2007, which includes appropriate milestone payments for the next generation Vetjet™, we will have the right to terminate this agreement. Either party has the right to terminate the agreement upon either party becoming insolvent or upon bankruptcy. This product was delivered to Merial in March 2007.

Revenue on these arrangements has been recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved. We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2006 and 2005, total deferred revenue related to Merial was $45,000 and $630,000, respectively. We recognized product and development revenue of $1.8 million, $3.7 million and $2.0 million pursuant to these agreements in 2006, 2005 and 2004, respectively.

Agreement with Japanese Pharmaceutical Company In October 2004, we entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product was to be utilized to administer an undisclosed drug exclusively in Japan. Terms of the agreement included an upfront license fee, which was to be recognized over the ten-year term of the agreement. In July 2006, the agreement was terminated with provisions for right of first refusal for certain indications in Japan.  Revenue recognized upon the termination was $268,000 in 2006.

At December 31, 2006 and 2005, deferred revenue related to this agreement was $0 and $302,000, respectively, and we recognized revenue of $302,000, $34,000 and $6,000 pursuant to this agreement in 2006, 2005 and 2004, respectively.

Agreement with European Biotechnology Company In July 2005, we entered into a development agreement with a leading European biotechnology company under which we will develop a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication. We received an up-front development fee of $550,000, with an additional $200,000 to be received upon meeting acceptance criteria as specified in the agreement. In addition, we will receive product development and regulatory milestone payments of approximately $3.5 to $4.0 million over a two year period if the milestones stated in the agreement are met. We expect to meet these milestones in the second quarter of 2007. The agreement also provides for transfer pricing and royalty payments upon commercialization of the product, which is currently expected in 2008. In October 2006, we amended the agreement for additional services to be provided by March 2007. The agreement calls for an upfront payment of $500,000, which was received in October 2006, and progress payments in February and March 2007 totaling $250,000. We received the February payment and expect to receive the March payment in the second quarter of 2007.

The agreement may be terminated by either party with a 30-day written notice for a material breach of the agreement by the other.

At December 31, 2006 and 2005, deferred revenue related to this agreement was $365,000 and $438,000, respectively, and we recognized revenue of $773,000 and $112,000, respectively pursuant to this agreement in 2006 and 2005.

Agreement with an Undisclosed Pharmaceutical Company In December 2005, we entered into a feasibility study, option and license agreement with an undisclosed pharmaceutical company to design and develop a reliable, cost-effective, pre-filled disposable version of our Iject® device. The pharmaceutical company will have an exclusive license for the product for certain indications for a specified time period. We received an up-front non-refundable development fee of $500,000 in December 2005, which will be recognized on the percentage of completion method. In October 2006, we entered into a Concept Phase I agreement and received an upfront, non-refundable fee of $500,000. Concept Phase II is currently being negotiated. The agreement also provides for up to $3.75 million to be received in the development phase of the agreement and $3.0 million for the pilot phase. We will also be reimbursed for certain capital expenditures required in the development phase and pilot phase.

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

At December 31, 2006 and 2005, deferred revenue related to this agreement was $405,000 and $500,000, respectively. Revenue recognized pursuant to this agreement in 2006 and 2005 was $595,000 and $0, respectively.

Centers for Disease Control and Prevention In October 2005, we received a Small Business Innovation Research Grant (“SBIR”) from the Centers for Disease Control and Prevention (“CDC”) for the Phase I development of a single-dose injection delivery system. Terms of the agreement include progress billings over the six-month term and is offset against project costs. In October 2006, we received a Phase II SBIR contract from the CDC for further development of a Disposable Cartridge Jet Injection device for safer, needle-free global immunizations. This Phase II funding is for a two-year period for improvements in product design and the continued development of a spring-powered prototype, which was designed and built in Phase I.

At both December 31, 2006 and 2005, we did not have any deferred revenue related to these agreements. Revenue recognized pursuant to these agreements in 2006 was $32,000. In addition, we were reimbursed for $68,000 of expenses incurred.

Program for Appropriate Technology in Health In October 2005, we entered into an agreement with Program for Appropriate Technology in Health (“PATH”) for the development of technology to create a needle-free injector that is small, efficient, safe, cost effective and appropriate for immunization programs in developing countries. Pursuant to the agreement, PATH paid us a non-refundable up-front fee of $100,000 in October 2005, all of which was included as a component of other current liabilities at December 31, 2005 and was offset against related expenses over the first stage of the agreement through October 2006. We are also directly funding a portion of this project. In addition, we received an additional $150,000 as stage one milestones were met in October 2006. Fees will be negotiated separately for further stages of the agreement.

This agreement may be terminated by either party for breach of the material terms of the agreement by the other. Either party may terminate this agreement for insolvency or bankruptcy of the other. The agreement can also be terminated by either party at any time after the commencement of the second stage for any reason, by providing at least 60-days notice to the other.

Vical Inc. In November 2006, we entered into an agreement with Vical Inc. for an option to license Bioject’s needle-free technology for use with certain of Vical’s DNA-based vaccines. The agreement includes the payment of an upfront fee to Bioject, payments to extend the option term and license additional targets, payments upon the achievement of specific milestones, commercialization terms, transfer pricing and royalties.

The agreement may be terminated by either party for breach of any material provision in the agreement by the other party if not cured within sixty days. Vical may also terminate this Agreement at any time upon sixty (60) days’ written notice to Bioject.

At December 31, 2006 deferred revenue related to this agreement was $115,000.  Revenue recognized pursuant to the agreement in 2006 was $10,000.

We are actively pursuing additional strategic partnering relationships with a number of other pharmaceutical and biotechnology companies.

Supply Agreements

In addition to agreements with Serono and Merial as described above, we currently have significant supply agreements or commitments with Ferring Pharmaceuticals Inc., Hoffmann-La Roche Inc. and Trimeris Inc., Amgen Inc. and BioScrip Inc.

Ferring Pharmaceuticals Inc. We had a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, which expired in January 2007, with Ferring having the ability to extend the agreement for two consecutive 12-month periods. While this agreement has not been extended at this time, we continue to receive firm purchase orders from Ferring. Revenue recognized pursuant to this agreement totaled $1.0 million, $428,000 and $144,000 in 2006, 2005 and 2004, respectively.

Hoffmann-La Roche Inc. and Trimeris Inc. In June 2005, we entered into a letter agreement with Hoffmann-La Roche Inc. and Trimeris Inc. to begin production of B2000® devices ahead of a formal supply agreement. In connection with the letter agreement, we received advances totaling $238,000 for the manufacture of the B2000® devices. The $238,000 was recorded as deferred revenue upon receipt. At both December 31, 2006 and 2005, $238,000 was included as a component of deferred revenue.  We anticipate offsetting the deferred revenue against future product sales. No revenue was recognized pursuant to this letter agreement in 2006 and 2005. We anticipate entering into a supply agreement with Hoffmann-La Roche Inc. and Trimeris Inc. by the fourth quarter of 2007.

Amgen Inc. We had a two-year agreement with Amgen for Vial Adapters for use with one of its drugs. This agreement, which expired in March 2005, was extended to July 2006. While we do not have a current agreement with Amgen, we continue to receive firm purchase orders from it. We recognized revenue of $2.0 million, $2.6 million and $2.9 million in 2006, 2005 and 2004, respectively, pursuant to this agreement.

BioScrip Inc. (formerly Chronimed Inc.) We had a one-year supply agreement with BioScrip Inc. for B2000® devices and syringes, which expired December 31, 2005. While we do not have a current agreement with BioScrip Inc., we continue to receive purchase orders for our B2000® devices and syringes from BioScrip Inc. Revenue recognized related to BioScrip totaled $777,000 and $645,000 in 2006 and 2005, respectively.

In addition to the above agreements and commitments, we sell our needle-free injection system, the Biojector® 2000, or B-2000, directly to healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Currently, our Biojector® 2000 is being utilized by the National Institutes of Health in human trials of vaccines for HIV and the Ebola virus.

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
June 2003

Signed a services and supply subcontract with SAIC-Frederick, Inc., a subsidiary of Science Applications International Corporation — Frederick (SAIC). Under SAIC’s contract with the National Cancer Institute, the federal government will utilize our Biojector® 2000 needle-free technology in HIV and Ebola clinical trials.

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

July 2004	Received FDA clearance to market the Q-Cap™ Needle-Free Reconstitution 13mm Vial Adapter.
September 2004	Signed a supply agreement with Ferring for our needle-free Vial Adapter product.
October 2004	Entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product will be utilized to administer an undisclosed indication exclusively in Japan.
January 2005	Signed a one-year supply agreement with BioScrip Inc. for B2000 devices and syringes.
July 2005

Entered into a development agreement with a leading European biotechnology company under which we will develop a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication.

October 2005

Entered into an agreement with PATH for the development of technology to create a needle-free injector that is small, efficient, safe, cost effective and appropriate for immunization programs in developing countries

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

June 2006	Signed a development and supply agreement with Merial for the delivery of one of its proprietary vaccines with a modified Vitajet® 3 for use in the companion animal market.
October 2006

Received a Phase II Small Business Innovation Research contract from the Centers for Disease Control and Prevention for further development of a Disposable Cartridge Jet Injection device for safer, needle-free global immunizations.

January 2007	National Institutes of Health announced that it is utilizing the B2000 in its first human trial of a DNA vaccine designed to prevent H5N1 avian influenza infection.

“Biojector,” “Bioject,” “Vitajet,” “Iject,” “Iject-R,” “Vetjet,” “Medivax,” and “Q-Cap” are trademarks or registered trademarks of Bioject  Inc.

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

Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick  injuries has increased. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations were changed by Congress with passage of the Needlestick Safety Prevention Act, which was effective in 2001. These regulations require implementing “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” in biohazardous “sharps” containers, safer medical devices, including needleless systems, and follow-up testing for victims of needlestick injuries. To date, 34 states and the U.S. Occupational Safety and Health Administration have adopted, or have pending, legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

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

Drug Reconstitution System

The needle-free drug reconstitution system allows for the transfer of diluents to reconstitute powdered medications into liquid form and withdrawal of liquid medication into a syringe without the use of a needle. Our 13mm Vial Adapter has a compact, polycarbonate spike design to draw up liquid medication and to reconstitute lyophilized (powdered) medication. It allows healthcare workers and patients to access medication without using a needle. The Vial Adapter fits most single and multi-dose medication vials available in the U.S. and European markets, and is widely used in clinics and home healthcare throughout North America. While the Vial Adapter is an integral part of the needle-free syringe packaging for the Biojector® 2000 needle-free injection system, it functions perfectly with any conventional syringe.

Several pharmaceutical manufacturers include this unique product as part of their drug reconstitution kits. The 13mm Vial Adapter is the ideal solution to the challenges of reconstituting and drawing up medication.  It provides clinicians and patients the highest levels of safety, convenience and ease of use.

The suggested retail price for the Vial Adapter is $125.00 for a box of 400. Discounts are offered for volume purchases.

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

We intend to focus the direct sales efforts of our needle-free injection systems on the military and public health markets. To implement our direct sales and marketing efforts, we currently employ a Strategic Accounts Manager, one customer service representative and four part-time nurse trainers. Our direct sales efforts have resulted in the signing of renewable supply agreements with the State of Alaska, the County of San Francisco and Anne Arundel County (MD). We have also entered into a five-year Federal Supply Schedule purchasing agreement through the Veterans Administration, valid through March 2007.

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

The medical equipment market is highly competitive, and competition is likely to intensify. Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes and safety syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of American Home Products Corp., and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.05 to $0.28 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.30 to $0.50 per unit. The average price per injection with the B-2000 is approximately $0.88 to $1.50.

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

We believe that we are the only company that has a product like the B-2000 product cleared by the U.S. Food and Drug Administration to give both subcutaneous and intramuscular injections up to 1.0 mL. Several companies are developing devices that will likely compete with our jet injection products for certain applications, but to date, none have obtained U.S. marketing regulatory clearance for both subcutaneous and intramuscular indications. We are not aware of any current competing products with U.S. regulatory approval that have total features and benefits comparable to the B-2000 system.

We are aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 mL or less. These products include: the Medi-Jector Vision®, which is manufactured by Antares Pharma; and the mhi-500, which is manufactured by The Medical House. These products compete primarily with the Vitajet®. Current list prices for such injectors range from approximately $236 to $665 per injector.

Significant Customers

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2006	2005	2004
Serono	27%	32%	42%
Amgen	24%	22%	39%
Ferring	13%	4%	—
Merial	11%	27%	5%
BioScrip	10%	6%	—

Product Line and Geographic Revenue Information

Revenue by product line was as follows:

	Year Ended December 31,
	2006	2005	2004
Biojector® 2000 (or CO2 powered)	$2,205,649	$1,661,849	$647,260
Spring Powered	2,942,022	6,629,104	3,493,604
Vial Adapters	2,941,871	3,052,319	3,188,278
	8,089,542	11,343,272	7,329,142
License and Technology Fees	2,705,810	944,922	2,156,681
	$10,795,352	$12,288,194	$9,485,823

Geographic revenues were as follows:

	Year Ended December 31,
	2006	2005	2004
United States	$8,184,597	$9,457,229	$8,212,898
All other	2,610,755	2,830,965	1,272,925
	$10,795,352	$12,288,194	$9,485,823

All of our long-lived assets are located in the United States.

Patents and Proprietary Rights

We believe that the technology incorporated in our currently marketed Biojector® 2000  and Vitajet® devices and single-dose disposable plastic syringes, as well as the technology of products under development, give us advantages over both the manufacturers of competing needle-free jet injection systems and over prospective competitors seeking to develop similar systems. We attempt to protect our technology through a combination of patents, trade secrets and confidentiality agreements and practices.

Patent Summary Table				Trademark Summary Table
Item	Issued	Pending	Total	Item	Issued	Pending	Total
U.S.A. Patents	41	15	56	U.S.A. Trademarks	6	1	7
Foreign Patents	17	21	38	Foreign Trademarks	8	3	11
Total	58	36	94	Total	14	4	18

Our patents expire between 2007 and 2024.

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

We are developing the Iject® Needle-Free Injection System, a single prefilled disposable injector for self injection, and pre-filled Biojector® syringes. We plan to seek arrangements with pharmaceutical and biologics companies that will enable them to provide medications in pre-filled syringes packaged with the injector device.  See “Research and Product Development.” Before pre-filled Iject® or Biojector® syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties when stored in and delivered using a pre-filled needle-free syringe. It will be the pharmaceutical or biotechnology company’s responsibility to conduct these clinical tests. It is current FDA policy that such pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (“RFD”) to the Office of Combination Products, (“OCP”). The pharmaceutical or biotechnology company will be responsible for the submission to the OCP. A pre-filled syringe meets the FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The OCP will assign a center with primary jurisdiction for a combination product (CDER, CBER, CDRH) and ensure the timely and effective premarket review. The primary or lead review center often will consult or collaborate with other evaluation centers to obtain all the appropriate materials and requirements to process the submission.

We believe that if a drug intended to be used in one of our pre-filled syringes was already the subject of an approved new drug application (“NDA”) or an abbreviated new drug application (“ANDA”) for intramuscular, subcutaneous or intradermal injection, then the main issues affecting clearance for use in the pre-filled syringe would be: i) the ability of the syringe to store the drug; ii) the ability of the manufacturer to assure the drug’s stability until used; and iii) the ability to demonstrate that the needle-free syringe will perform equivalently to a needle and syringe, or is safe and efficacious in its own right. FDA recommends pre-submission discussions with the OCP to clarify submission requirements. An early Request for Designation can avoid costly delays as the primary requirements and the premarket route (510(k), PMA, NDA) will be determined.

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

In June 1998, we first received certification to ISO 9001 and EN 46001 from TŰV Product Services indicating that we have in place a quality system that conforms to International Standards for medical device manufacturers. Our quality system has maintained continuous certification. We recently changed auditors, to Underwriters Laboratories, and migrated our quality system certification to the International Standard ISO 13485:2003.

Our quality system is also certified under the Canadian CMDCAS system. In November, 2003 we received Certification from TŰV for compliance with the Canadian Medical Devices Conformity Assessment System (CMDCAS), in accordance with the Standards Council of Canada (SCC) standards, and Health Canada’s regulatory requirements. In December 2005, when we changed auditors to Underwriters Laboratories, our Canadian certification was upgraded to ISO 13485:2003. We hold Canadian Medical Devices Licenses permitting the importation for sale of Bioject medical devices in Canada. In addition, we have a Medical Device Establishment License with Health Canada.

In November 1999, we received certification from TŰV Product Services for the applicable requirements of EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive, (MDD), which allows us to label our products with the CE Mark and sell them in the European Community and various non-European countries. That certification has also been continuously maintained. In February 2006 we passed our most recent MDD re-certification audit. In December 2006, we passed our ISO 13485:2003 and CMDCAS audit.

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products. We use clinical magnetic resonance imaging, tissue studies and proprietary in vitro test methods to determine the reliability and performance of new and existing products.

As of December 31, 2006 and March 30, 2007, our research and product development staff, including clinical and regulatory staff members, consisted of 12 employees and 8 employees, respectively. Research and development expense totaled $4.5 million, $4.9 million and $7.5 million for years ended December 31, 2006, 2005 and 2004, respectively.

A primary focus of our current research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, we believe our devices are being used in more than 12 clinical research projects both within and outside of the United States, nine of which are DNA-based. These research projects are being conducted by companies engaged in the development of DNA-based medications as well as by universities and governmental institutions conducting research in this area. There can be no assurance that further clinical studies will prove conclusively that our technology is more effective in delivering DNA-based medications than alternative delivery systems that are currently available or that may be developed in the future.

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

A primary focus of our product development efforts is on developing a new generation of personal injectors (the “Iject®”) that are small, disposable and lightweight. We anticipate producing a family of Iject® devices, each optimized for the delivery of a specific drug or vaccine, which could be licensed to pharmaceutical and biotechnology companies for different non-competing products.

The Iject® device will be pre-filled to target the growing market for patients administering their own injections in the home. Benefits of the Iject® are:  (i) single use, (ii) fully disposable (iii) minimal patient interaction, (iv) ready to use; and (v) safe.

In order to support the pre-filled Iject® family of devices, and to expand the market opportunities for the Biojector® 2000, we are developing component processing and packaging methods to enable standardized, high-speed, automated filling of Iject® and Biojector® syringes. We intend to outsource the sterile filling process to a contract manufacturing partner.

When the pre-filled technology is perfected, we intend to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications pre-packaged in Iject® devices or Biojector syringes. Purchasing Iject® devices or Biojector® syringes already filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector® syringe. Before pre-filled syringes may be distributed for use in the U.S., pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner. This process could be lengthy. In addition, the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector® or Iject® pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See “Governmental Regulation.”

We are also under contract with several customers to develop custom products suited to specific markets and injectables. This includes a device that will provide multiple injections for a single patient without the need for refilling.

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

Employees

As of December 31, 2006, we had 81 full-time employees and one full-time contract manufacturer, with 12 employees engaged in research and product development, one in business development, three in sales and marketing, 59 in manufacturing (including 15 contract manufacturing workers) and six in administration. Following our reduction in force, which occurred in March 2007, we had 68 full-time employees and one full-time contract manufacturer, with 8 employees engaged in research and product development, one in business development, two in sales and marketing, 51 in manufacturing (including 13 contract manufacturing workers) and six in administration. We engage a limited number of part-time consultants who assist with research and development and sales and marketing activities. As of December 31, 2006, we had one consultant and four per diem nurses on contract. None of our employees are represented by a labor union.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

We may need additional funding to support our operations beyond 2007; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We believe that as a result of the restructuring we undertook in March 2007 and the new development, licensing and supply agreements we anticipate entering into in 2007, our current cash, cash equivalents and marketable securities will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2007.  If we are not able to enter into an adequate number of licensing, development and supply agreements by December 31, 2007, we will need to do one or more of the following in order to continue as a going concern: reduce our expenditure run-rate, secure additional long-term debt financing, secure additional equity financing or secure additional short-term financing. There is no guarantee that we will be able to reduce our expenditure run-rate sufficiently or that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At December 31, 2006, we had an accumulated deficit of $113 million and net working capital of $1.4 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated April 2, 2007 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

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

In prior years, several agreements, including those with Hoffman La Roche Pharmaceuticals, Merck & Co. and Amgen, have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including costs related to obtaining regulatory approval, unsuccessful pre-clinical vaccine studies, changes in vaccine development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy. No revenue resulted from any of the canceled agreements in 2006, 2005 or 2004.

We may be unable to enter into future licensing or supply agreements with major pharmaceutical or biotechnology companies. Even if we enter into these agreements, they may not result in sustainable long-term revenues which, when combined with revenues from product sales, could be sufficient for us to operate profitably.

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. John Gandolfo, our Chief Financial Officer and Vice President of Finance, departed Bioject in May 2006 as part of the restructuring we announced in March 2006. On October 18, 2006, Mr. James C. O’Shea, our Chairman, President and Chief Executive Officer retired effective immediately in his role as Chairman and as of December 31, 2006 in his roles as Director, President and Chief Executive Officer. Although we have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

Our operating results could suffer as a result of the retirement of our President and Chief Executive Officer. On October 18, 2006, Mr. James O’Shea retired as our Chairman effective immediately and as a Director and President and Chief Executive Officer effective December 31, 2006.  Mr. Jerald S. Cobbs was appointed our Chairman effective October 18, 2006 and as our Interim President and CEO effective March 8, 2007. We are conducting an executive search for a new permanent chief executive officer.

In addition, also effective March 8, 2007, the Board of Directors created an Executive Committee, which will serve the role of our Chief Operating Officer. The Executive Committee is composed of Ms. Christine Farrell and Mr. Richard R. Stout, M.D. Ms. Farrell also serves as our Vice President of Finance and Mr. Stout was promoted, effective March 8, 2007, to serve as our Executive Vice President and Chief Medical Officer.

This change in our chief executive officer and the creation of the Executive Committee may be disruptive to our business and negatively impact our operating results and may result in the departure of existing employees or customers. Further, it could take an extended period of time to locate, retain and integrate a new chief executive officer.

We may not be able to effectively implement our restructuring activities, and our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations. In March 2007 and 2006, we restructured our operations, which included reducing the size of our workforce. Despite our restructuring efforts, we cannot assure you that we will achieve all of the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these restructuring activities in the periods contemplated, or at all. Our inability to realize these benefits, and our failure to appropriately structure our business to meet market conditions, could negatively impact our results of operations. As part of our recent restructuring activities, we have reduced the workforce in certain portions of our business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues. In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect our future revenues. Further, we believe our future success depends, in large part, on our ability to attract and retain highly skilled personnel. Our restructuring activities could negatively affect our ability to attract such personnel as a result of perceived risk of future workforce reductions. We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.

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

We are subject to extensive government regulation and must continue to comply with these regulations or our business could suffer. Our products and manufacturing operations are subject to extensive government regulation in both the U.S. and abroad. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission or that a new 510(k) notification is not required for such products.

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

Bioject has received the following certifications from Underwriters Laboratories or TŰV Product Services that our products and quality systems meet the applicable requirements, which allows us to label our products with the CE Mark and sell them in the European Community and non European countries.

Certificate	Dated
ISO 13485:2003 and CMDCAS (Underwriters Laboratories)	December 2006

Annex V of the Directive 93/42/EEC on Medical Devices (TUV)	Audit February 2006

Annex II, section 3 of the Directive 93/42/EEC on Medical Devices (TUV)	Audit February 2006

If we are unable to continue to meet the standards of ISO 9001 or CE Mark certification, which could have a material adverse effect on our business and cause our financial results to suffer.

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

If our products fail or cause harm, we could be subject to substantial product liability, which could cause our business to suffer. Producers of medical devices may face substantial liability for damages in the event of product failure or if it is alleged the product caused harm. We currently maintain product liability insurance and, to date, have experienced one product liability claim. There can be no assurance, however, that we will not be subject to a number of such claims, that our product liability insurance would cover such claims, or that adequate insurance will continue to be available to us on acceptable terms in the future. Our business could be adversely affected by product liability claims or by the cost of insuring against such claims.

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares for sale under the

Securities Act. We have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.4 million shares issuable upon exercise of warrants.  In addition, as of December 31, 2006, we had 661,858 shares of common stock reserved for future issuance under our stock incentive plan and our employee share purchase plan combined. As of December 31, 2006, options to purchase approximately 1.8 million shares of common stock were outstanding and 972,813 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In connection with the Loan Agreement signed in December 2006, we issued a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.37 per share. The warrant expires on December 10, 2011. The shares underlying this warrant have not been registered for resale.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D preferred stock, Series E preferred stock and warrants to purchase common stock representing in aggregate approximately 32% of our outstanding voting power (assuming exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal manufacturing and support facilities are located in approximately 40,500 square feet of leased office and manufacturing space in Tualatin, Oregon. The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area. The lease, which expires October 31, 2014, has one option to extend for an additional five year term. The rent is approximately $30,000 per month averaged over the life of the lease term.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the NASDAQ Capital Market under the symbol “BJCT.” The following  table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2006.

Year Ended December 31, 2005	High	Low
Quarter 1	$2.00	$1.26
Quarter 2	1.50	1.12
Quarter 3	1.85	1.00
Quarter 4	1.80	1.28

Year Ended December 31, 2006	High	Low
Quarter 1	$1.90	$1.21
Quarter 2	1.75	1.17
Quarter 3	1.50	0.80
Quarter 4	1.31	0.81

As of March 28, 2007, there were 994 shareholders of record and approximately 4,220 beneficial shareholders.

We have not declared any cash dividends during our history and have no intention of declaring a cash dividend in the foreseeable future. Our term loan agreement and credit agreement prohibit us from paying cash dividends without the lender’s consent.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

Performance Graph

The following chart compares the yearly stock market (U.S.) percentage change in the cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2006 with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the S&P 500 Pharmaceutical and Biotechnology Index. The comparison assumes $100 was invested on December 31, 2001, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bioject	$100.00	$15.49	$23.83	$12.39	$10.25	$7.55
S&P 500 Pharmaceutical & Biotechnology Index	100.00	79.88	88.39	83.73	83.87	94.35
Nasdaq Stock Market — U.S.	100.00	69.13	103.36	112.49	114.88	126.22

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below for the nine-month period ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005 and 2006 have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except per share data)

	For the year ended December 31,				For the nine months ended December 31,
	2006	2005	2004	2003	2002(1)
Consolidated Statement of Operations Data
Revenue	$10,795	$12,288	$9,486	$6,320	$4,304
Operating expenses	17,204	18,407	18,620	15,904	10,272
Net loss allocable to common shareholders(2)	(7,332)	(6,589)	(9,081)	(9,332)	(5,465)
Basic and diluted loss per common share	(0.51)	(0.48)	(0.68)	(0.87)	(0.52)
Shares used in per common share calculations	14,276	13,825	13,342	10,720	10,596

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Working capital	$1,390	$2,146	$8,032	$9,521	$18,313
Total assets	10,624	13,946	18,370	22,468	28,234
Short-term note payable and current portion of long-term debt	1,172	2,044	1,000	175	—
Long-term debt, less current portion	167	917	2,000	1,325	—
Other long-term liabilities	358	350	371	82	26
Shareholders’ equity	5,082	6,543	12,335	17,956	26,867

(1)          Includes only nine months of operations data due to the change in our fiscal year during 2002 to a fiscal year ending December 31 from a fiscal year ending March 31.

(2)          Net loss in 2006 included a $1.4 million charge for severance-related charges, a $915,000 non-cash charge for the write-down of our sterile fill equipment, a $0.6 million loss on the settlement of certain debt and a $1.1 million gain related to the change in the fair value of derivative securities.

Net loss in 2004 included $484,000 of severance.

Stock-based compensation included in net loss increased to $1.0 million in 2006 compared to $0.4 million in 2005, $118,000 in 2004, $67,000 in 2003 and $0 in 2002 due to the adoption of SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning payments to be received under agreements with strategic partners, capital expenditures and cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part I, Item 1A, Risk Factors.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2007, we will continue to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2007, our clinical research efforts will continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with 12 institutions.

In 2007, our research and development efforts will focus on the Iject® single use disposable product. In addition, we continue to work on product improvements to existing devices and development of products for our strategic partners.

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

We do not expect to report net income in 2007.

REDUCTION IN FORCE AND CREATION OF EXECUTIVE COMMITTEE

In March 2007, we implemented a reduction in force in order to streamline our operations, which will result in the elimination of 13 positions. Four of these positions are in research and development, one in sales and marketing, and eight in manufacturing. Subject to finalizing severance arrangements, we anticipate recognizing a charge of $284,000 in the first quarter of 2007 related to these actions. Of the $284,000, $250,000 is expected to be cash severance and related charges and $34,000 is expected to be a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008. We anticipate cost savings of approximately $1.3 million in 2007 and approximately $1.9 million in 2008.

Effective March 8, 2007, the Board of Directors appointed Mr. Jerald S. Cobbs as Interim President and Chief Executive Officer. Mr. Cobbs has served as our Chairman of the Board since October 2006 and, prior to that, served as a director since March 2006. In addition, also effective March 8, 2007, the Board of

Directors created an Executive Committee, which will serve the role of our Chief Operating Officer. The Executive Committee is composed of Ms. Christine Farrell and Mr. Richard R. Stout, M.D. Ms. Farrell also serves as our Vice President of Finance and Mr. Stout serves as our Executive Vice President and Chief Medical Officer.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2006 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
$2.0 million revolving facility	$645,426	$645,426	$—	$—	$—
$500,000 term loan	500,000	333,333	166,667	—	—
$1.25 million term loan(1)	1,250,000	—	—	1,250,000	—
Operating leases	3,162,436	361,999	751,368	789,403	1,259,666
Capital leases	169,346	61,477	84,061	23,808	—
Purchase order commitments	951,966	951,966	—	—	—
	$6,679,174	$2,354,201	$1,002,096	$2,063,211	$1,259,666

(1)          The $1.25 million term loan is classified as current on our consolidated balance sheet as of December 31, 2006 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to it contractual maturity.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE MONTHS

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2006, we had an accumulated deficit of $113 million with total shareholders’ equity of $5.1 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Based on our projected cash required for operations, debt service and capital expenditures for 2007, we believe that our current cash, cash equivalents and marketable securities of $3.7 million at December 31, 2006, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions related to our recent restructuring, will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2007. However, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•                  reduce our current expenditure run-rate;

•                  secure additional short-term financing;

•                  secure additional long-term debt financing; or

•                  secure additional equity financing.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

RESULTS OF OPERATIONS

The consolidated financial data for the years ended December 31, 2006, 2005 and 2004 are presented in the following table:

	Year Ended December 31,
	2006	2005	2004
Revenue:
Net sales of products	$8,089,542	$11,343,272	$7,329,142
Licensing and technology fees	2,705,810	944,922	2,156,681
	10,795,352	12,288,194	9,485,823
Operating expenses:
Manufacturing	7,868,817	9,096,246	5,893,772
Research and development	4,492,824	4,922,441	7,452,873
Selling, general and administrative	4,842,693	4,388,799	5,273,547
Total operating expenses	17,204,334	18,407,486	18,620,192
Operating loss	(6,408,982)	(6,119,292)	(9,134,369)

Interest income	161,711	133,412	165,177
Interest expense	(1,878,412)	(603,424)	(111,361)
Change in fair value of derivative liabilities	1,128,915	—	—
	(587,786)	(470,012)	53,816
Net loss before preferred stock dividend and beneficial conversion	(6,996,768)	(6,589,304)	(9,080,553)
Preferred stock dividend	(225,500)	—	—
Beneficial conversion on issuance of preferred stock	(109,489)	—	—
Net loss allocable to common shareholders	$(7,331,757)	$(6,589,304)	$(9,080,553)
Basic and diluted net loss per common share	$(0.51)	$(0.48)	$(0.68)
Shares used in per share calculations	14,276,331	13,825,294	13,342,140

Revenue

The $3.3 million, or 29%, decrease in product sales in 2006 compared to 2005 was primarily due to the following:

•                  a $2.1 million reduction in 2006 compared to 2005 in sales to Merial resulting from Merial’s lower forecasted sales in 2006 and its build-up of inventory in 2005;

•                  a $1.5 million decrease in 2006 compared to 2005 in sales to Serono due to a reduction in its forecasted demand; and

•                  a $572,000 decrease in 2006 compared to 2005 in sales to Amgen due to a reduction in its forecasted demand.

These decreases were partially offset by the following:

•                  a $418,000 increase in 2006 compared to 2005 in sales to BioScrip and related Fuzeon customers; and

•                  a $592,000 increase in 2006 compared to 2005 in vial adapter sales to Ferring in connection with its supply agreement.

The $4.0 million, or 54.8%, increase in product sales in 2005 compared to 2004 was primarily due to the following:

•                  $3.1 million of sales to Merial in 2005 compared to $0.4 million in 2004;

•                  a $0.6 million increase in 2005 in sales of our spring-powered products to Serono compared to 2004;

•                  a $0.3 million increase in 2005 in sales of our Vial Adapter product to Ferring compared to 2004;

•                  $0.6 million of sales of our B2000 products to BioScrip in 2005 compared to none in 2004; and

•                  a $114,000 increase in 2005 in sales of our B2000 products to customers other than BioScrip compared to 2004.

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

The changes in product sales in both 2006 compared to 2005 and in 2005 compared to 2004 were due primarily to fluctuation in the numbers units sold. We did not have any significant sales price increases or decreases for our products in either comparable period.

License and technology fees increased $1.8 million, or 186%, in 2006 compared to 2005 due to an increase in active licensing and development contracts in 2006 compared to 2005. The increase in license and technology fees primarily included $662,000 from an undisclosed European biotechnology company, $595,000 from an undisclosed pharmaceutical company and $250,000 from Merial. In addition, we accelerated $268,000 of deferred revenue as a result of the termination of our contract with an undisclosed Japanese pharmaceutical firm.

License and technology fees decreased $1.2 million, or 56.2%, in 2005 compared to 2004. This decrease was primarily due to the conclusion of agreements with several customers by the end of 2004. In 2005, we recognized $0.6 million pursuant to the terms of our production and companion animal license and supply agreement with Merial, compared to $1.6 million in 2004. Partially offsetting these decreases were $90,000 of royalty revenues in 2005, primarily related to sales of our Vetjet® product to Merial, compared to $5,000 in 2004.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed European biotechnology company, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention, the Program for Appropriate Technology in Health and Vical. We currently have active product supply agreements or commitments with Amgen, Ferring and Hoffmann–La Roche Inc. and Trimeris Inc.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $1.2 million, or 13%, decrease in manufacturing expense in 2006 compared to 2005 was due to the decrease in product sales mentioned above, offset by a $915,000 non-cash charge for the write-down of our sterile fill equipment in the second quarter of 2006, a $108,000 increase in severance costs, a $123,000 increase in depreciation and a $90,000 increase in freight and other manufacturing costs compared to 2005.

In addition, we recognized $163,000 of stock-based compensation in 2006 compared to $82,000 in 2005.

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

The $430,000, or 9%, decrease in research and development expense in 2006 compared to 2005 was primarily due to $227,000 in cost reimbursements for the spring powered device, $177,000 of reimbursements related to the sterile fill project and a $26,000 decrease for project related and severance costs.

In addition, we recognized $141,000 of stock-based compensation in 2006 compared to $94,000 in 2005.

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

Current significant projects include the Iject® needle-free injection device for an undisclosed company, a gas-powered drug delivery system utilizing our B2000 technology for an undisclosed company, the next generation Vetjet® spring-powered device, as well as gas-powered devices for production animal and poultry markets for Merial and the needle-free, auto-disable, spring-powered device for mass immunizations in collaboration with Path and the Centers for Disease Control.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $454,000, or 10%, increase in selling, general and administrative expense in 2006 compared to 2005 was due to $889,000 in severance and $380,000 in accelerated stock-based compensation vesting expense in 2006 compared to none in 2005 as a result of certain restructuring initiatives and the resignation or retirement of two executive officers. These increases were partially offset by a $269,000 decrease in administrative personnel and incentive compensation, a decrease in legal and consulting fees of $101,000 and a $68,000 decrease in travel and other administrative expenses. In addition, the closure of the New Jersey facility resulted in a decrease in facility cost of $179,000 and a $53,000 loss was recognized for the sale of property and equipment related to our New Jersey building in 2006 compared to a $245,000 write-down related to the New Jersey building in 2005.

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

Interest Income

Interest income increased to $162,000 in 2006 compared to $133,000 in 2005 due to higher short–term interest rates in 2006 compared to 2005. In addition, increases in our cash and marketable securities balances due to our debt and equity financings in March and June 2006 contributed to the increases in interest income.

Interest income decreased to $133,000 in 2005 compared to $165,000 in 2004 due primarily to lower cash and investment balances, partially offset by higher interest rates in 2005 compared to 2004. The lower cash and investment balances were due to the use of cash for operating activities in 2005. This decrease in cash and investment balances was partially offset by increases in cash and investment balances in the fourth quarter of 2004, which resulted from our sale of 2,086,957 shares of Series D convertible preferred stock and warrants to purchase 626,087 shares of our common stock for net proceeds of $2.3 million, as well as the receipt of $3.0 million of proceeds from a term loan.

Interest Expense

Interest expense increased to $1.9 million in 2006 compared to $603,000, in 2005 and $111,000 in 2004. Interest expense included the following:

	Year Ended December 31,
	2006	2005	2004
Contractual interest expense	$324,186	$326,824	$91,361
Amortization of debt issuance costs	345,029	277,600	—
Acceleration of amortization of debt issuance costs related to early pay-down of $3.0 million term loan	300,236	—	—
Accretion of PFG and LOF convertible debt	308,230	—	—
Loss on settlement of LOF debt	600,731	—	—
Other	—	(1,000)	20,000
	$1,878,412	$603,424	$111,361

In addition to contractual interest expense, in future periods, interest expense will include the following:

•                  amortization of unamortized debt issuance costs, which totaled $137,000 at December 31, 2006 and are being amortized at the rate of $17,000 per quarter;

•                  accretion of the PFG $1.25 million convertible debt at the rate of approximately $62,000 per quarter; and

•                  changes in the fair value of the derivative instruments as determined on a quarterly basis utilizing the Black–Scholes valuation model.

Change in Fair Value of Derivative Liabilities

Our derivative liabilities are recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black–Scholes valuation model.

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on May 11, 2008. As of December 31, 2006, $645,000 was outstanding under the line of credit and, based on borrowing limitations, there was $356,000 available for borrowing.

Total cash, cash equivalents and short-term marketable securities at December 31, 2006 were $3.7 million compared to $2.5 million at December 31, 2005. We had working capital of $1.4 million at December 31, 2006 and $2.1 million at December 31, 2005.

The overall increase in cash, cash equivalents and short-term marketable securities during 2006 resulted from $2.75 million of net proceeds received in connection with our first quarter 2006 debt financings, proceeds of $3.0 million from the issuance of our Series E convertible preferred stock in June 2006 (which included the conversion of $1.5 million of the debt incurred in the first quarter of 2006 into Series E convertible preferred stock), $1.1 million of net proceeds from the sale of our New Jersey headquarters building and proceeds of $500,000 from the term loan entered into in December 2006, offset by $3.4 million used in operations, $307,000 used for capital expenditures and other investing activities, primarily patent applications, and $2.4 million used for principal payments on long-term debt, short-term notes payable and capital leases.

Net accounts receivable decreased $1.1 million to $1.3 million at December 31, 2006 from $2.4 million at December 31, 2005. Included in the balance at December 31, 2006 was an aggregate of $1.2 million due from our five largest customers. Of the amount due from these customers at December 31, 2006, $1.1 million was collected prior to the filing of this Form 10-K. The accounts receivable balance at December 31, 2005 included $1.1 million of deferred revenue, all of which was collected in the first quarter of 2006. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $440,000 to $1.1 million at December 31, 2006 compared to $1.5 million at December 31, 2005 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the first quarter of 2007.

Included in other current assets and other assets, net at December 31, 2006 were $136,000, net of accumulated amortization, of debt issuance costs relating to our $500,000 term loan, $2.0 million revolving credit facility and our $1.25 million term loan. These costs are being amortized over the terms of the loans at a current rate of approximately $17,200 per quarter through May 11, 2008 and $3,000 per quarter thereafter until 2011.

Capital expenditures of $159,000, including those acquired with capital lease, in 2006 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $500,000 in 2007 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures. The 2006 capital expenditures were offset by the $915,000 write-down of a portion of our sterile fill equipment as discussed in Note 4 of Notes to Consolidated Financial Statements.

Accounts payable decreased $674,000 to $584,000 at December 31, 2006 from $1.3 million at December 31, 2005 due primarily to the timing of payments to major vendors and reduced expense accruals.

Derivative liabilities of $782,000 at December 31, 2006 reflect the fair value of the derivative liabilities associated with the recent debt and equity transactions discussed below. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings. We did not have any derivative liabilities at December 31, 2005.

Accrued severance and related liabilities of $837,000 at December 31, 2006 primarily related to the termination or retirement of two of our executive officers during 2006. Included in the $837,000 is $315,000 related to a non-cash stock-based award that has been earned, but not issued as of December 31, 2006.

Deferred revenue totaled $1.2 million at December 31, 2006 compared to $2.2 million at December 31, 2005. The balance at December 31, 2006 included $50,000 received from Serono, $45,000 received from Merial, $238,000 received from Hoffman-La Roche Inc. and Trimeris, $365,000 received from a European biotechnology firm and $405,000 received from an undisclosed pharmaceutical company.

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

Also on March 8, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LOF and its affiliates (collectively, the “LOF Affiliates”). Under the Securities Purchase Agreement, upon receiving shareholder approval at our annual meeting in May 2006 and the satisfaction of customary and other closing conditions, the LOF Affiliates purchased approximately $4.5 million of our Series E preferred stock at $1.37 per share, including the conversion of $1.5 million of convertible debt financing and $33,000 of related accrued interest. Accordingly, net proceeds from this sale were $3.0 million. Each share of Series E preferred stock is convertible into one share of Bioject common stock. The Series E preferred stock includes an 8% annual payment-in-kind dividend for 24 months. The difference between the fair value of the Series E preferred stock of approximately $4.7 million and the stated amount of $4.5 million relates to accrued interest and preferred dividends, as well as the beneficial conversion on the issuance of Series E preferred stock, which was recorded in the statement of operations as a component of interest expense and net loss allocable to common shareholders during the three-month period ended June 30, 2006.

In addition, on March 29, 2006, we entered into a term loan agreement with Partners for Growth, L.P. (“PFG”) for a $1.25 million convertible debt financing (the “Debt Financing”). Under the terms of the Debt Financing, we received $1.25 million. This loan is due in March 2011. The loan bears interest at the prime rate and is convertible, at any time, by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. As a result of the derivative accounting discussed in Note 11 of Notes to Consolidated Financial Statements, at December 31, 2006, this debt was recorded on our balance sheet at $193,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

On December 11, 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with PFG. The Loan Agreement provides for two loan facilities.  One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). On December 12, 2006, we borrowed $645,000 under the Revolving Loan, which was used to repay all the outstanding obligations under our previous Loan and Security Agreement, dated December 15, 2004, also with PFG, which was scheduled to mature on December 15, 2006. The Revolving Loan matures on May 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%.  Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month.  Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control.  As of December 31, 2006, we had $645,000 outstanding under the Revolving Loan at an interest rate of 10.25% and, based on borrowing limitations, $356,000 was available for future borrowings.

In connection with the Loan Agreement, on December 11, 2006, we issued PFG a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.37 per share. The warrant expires on December 10, 2011.

The $500,000 Term Loan is to be repaid in 18 equal monthly installments, with a maturity date of May 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%.  At December 31, 2006, we had $500,000 outstanding under this Term Loan at an interest rate of 9.75%.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 14. of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

•                  long-lived asset impairment;

•                  stock-based compensation; and

•                  fair value of derivative liabilities.

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred.  Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values.  Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that can not be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2006, deferred revenues totaled approximately $1.2 million and included amounts received from Merial, Serono, an undisclosed European biotechnology company, Hoffman-La Roche Inc. and Trimeris Inc., Vical Inc. and an undisclosed pharmaceutical company.

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

Long-Lived Asset Impairment

We evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. Based on these analyses, we recognized a $915,000 loss for the write-down of our sterile fill equipment in the second quarter of 2006 and a $245,000 loss in the second quarter of 2005 and a $53,000 loss in 2006 related to the write-down of assets held for sale to their estimated fair market value. We did not recognize any other impairment on our long-lived assets during the periods presented. If circumstances related to our long-lived assets change, we may record additional impairment charges in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates on our investment portfolio and on our variable interest rate debt.

We mitigate the risk in our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2006, our investment portfolio included cash and cash equivalents and short-term marketable securities of $1.7 million. Due to the short duration of our investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on our financial condition or results of operations.

We have outstanding variable rate convertible debt, a variable rate term loan and a variable rate line of credit agreement. These debt obligations expose us to variability in interest payments due to changes in rates. At December 31, 2006, we had $1.25 million of convertible debt outstanding at an interest rate of 8.25%, $500,000 outstanding under our term loan at an interest rate of 9.75% and $645,000 outstanding under the line of credit agreement at an interest rate of 10.25%. Assuming the balances remained constant during 2007, a 10% increase in interest rates would result in an approximately $11,000 increase in interest expense in 2007.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Bioject Medical Technologies Inc.

We have audited the accompanying balance sheet of Bioject Medical Technologies Inc. (“the Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these mattes are also described in Note 1. The consolidated financial statements do not include any adjustments that might result form this uncertainty.

/s/ Moss Adams LLP

Portland, Oregon
April 2, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bioject Medical Technologies Inc.:

We have audited the accompanying consolidated balance sheet of Bioject Medical Technologies Inc. and subsidiaries (an Oregon corporation) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Portland, Oregon

March 13, 2006

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,977,546	$1,045,442
Short-term marketable securities	1,675,000	1,500,000
Accounts receivable, net	1,323,684	2,390,275
Inventories	1,058,315	1,497,874
Assets held for sale	—	1,104,375
Other current assets	320,580	425,965
Total current assets	6,355,125	7,963,931
Property and equipment, net	2,983,925	4,559,079
Goodwill	94,074	94,074
Other assets, net	1,190,997	1,329,338
Total assets	$10,624,121	$13,946,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term note payable	$838,567	$961,015
Current portion of long-term debt	333,333	1,083,333
Accounts payable	583,744	1,257,358
Accrued payroll	333,304	404,342
Derivative liabilities	782,161	—
Accrued severance and related liabilities	836,854	—
Other accrued liabilities	90,094	204,289
Deferred revenue	1,166,870	1,907,842
Total current liabilities	4,964,927	5,818,179

Long-term liabilities:
Long-term debt, net of current portion	166,667	916,671
Deferred revenue	52,088	318,266
Other long-term liabilities	358,389	350,239

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares
authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at December 31, 2006 and December 31, 2005, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,472,993 shares at December 31, 2006 and zero at December 31, 2005, no stated value, liquidation preference of $1.37 per share	4,922,233	—
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 14,492,838 shares and 13,968,563 shares at December 31, 2006 and December 31, 2005	111,653,067	110,704,560
Accumulated deficit	(113,372,018)	(106,040,261)
Total shareholders’ equity	5,082,050	6,543,067
Total liabilities and shareholders’ equity	$10,624,121	$13,946,422

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005	2004
Revenue:
Net sales of products	$8,089,542	$11,343,272	$7,329,142
Licensing and technology fees	2,705,810	944,922	2,156,681
	10,795,352	12,288,194	9,485,823

Operating expenses:
Manufacturing	7,868,817	9,096,246	5,893,772
Research and development	4,492,824	4,922,441	7,452,873
Selling, general and administrative	4,842,693	4,388,799	5,273,547
Total operating expenses	17,204,334	18,407,486	18,620,192
Operating loss	(6,408,982)	(6,119,292)	(9,134,369)

Interest income	161,711	133,412	165,177
Interest expense	(1,878,412)	(603,424)	(111,361)
Change in fair value of derivative liabilities	1,128,915	—	—
	(587,786)	(470,012)	53,816
Net loss before preferred stock dividend and beneficial conversion	(6,996,768)	(6,589,304)	(9,080,553)
Preferred stock dividend	(225,500)	—	—
Beneficial conversion on issuance of preferred stock	(109,489)	—	—
Net loss allocable to common shareholders	$(7,331,757)	$(6,589,304)	$(9,080,553)

Basic and diluted net loss per common share	$(0.51)	$(0.48)	$(0.68)

Shares used in per share calculations	14,276,331	13,825,294	13,342,140

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock								Common Stock			Total
	Series A		Series C		Series D		Series E				Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity
Balance at December 31, 2003	952,738	$17,149,000	391,830	$2,400,000	—	$—	—	$—	10,820,481	$88,777,145	$(90,370,404)	$17,955,741
Issuance of restricted common stock pursuant to termination of executive	—	—	—	—	—	—	—	—	27,000	46,710	—	46,710
Restricted stock awards earned pursuant to stock plans			—	—	—	—	—	—	—	71,475	—	71,475
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	—	—	1,541	3,205	—	3,205
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	—	—	168,313	261,811	—	261,811
Issuance of restricted common stock in exchange for services	—	—	—	—	—	—	—	—	13,400	50,000	—	50,000
Conversion of Series A and Series C preferred stock into common stock	(952,738)	(17,149,000)	(391,830)	(2,400,000)	—	—	—	—	2,689,136	19,549,000	—	—
Issuance of Series D preferred stock and warrant, net of issuance costs of $109,000			—	—	2,086,957	1,878,768	—	—	—	412,412	—	2,291,180
Issuance of warrant in connection with debt financing	—	—	—	—	—	—	—	—	—	735,854	—	735,854
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	—	—	(9,080,553)	(9,080,553)
Balance at December 31, 2004	—	—	—	—	2,086,957	1,878,768			13,719,871	109,907,612	(99,450,957)	12,335,423
Restricted stock awards earned pursuant to stock plans	—	—	—	—	—	—	—	—	64,171	431,018	—	431,018
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	—	—	184,521	201,450	—	201,450
Issuance of warrants in connection with debt financing	—	—	—	—	—	—	—	—	—	164,480	—	164,480
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	—	—	(6,589,304)	(6,589,304)
Balance at December 31, 2005	—	—	—	—	2,086,957	1,878,768			13,968,563	110,704,560	(106,040,261)	6,543,067
Compensation expense related to fair value of stock- based awards, net of awards earned but not issued	—	—	—	—	—	—	—	—	343,342	674,971	—	674,971
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	—	—	180,933	193,342	—	193,342
Issuance of Series E Preferred stock	—	—	—	—	—	—	3,308,394	4,696,733	—	—	—	4,696,733
Issuance Series E Preferred stock for dividends	—	—	—	—	—	—	164,599	225,500	—	—	—	225,500
Issuance of warrant in exchange for services	—	—	—	—	—	—	—	—	—	14,164	—	14,164
Issuance of warrant in connection with debt financing	—	—	—	—	—	—	—	—	—	66,030	—	66,030
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	—	—	(7,331,757)	(7,331,757)
Balance at December 31, 2006	—	$—	—	$—	2,086,957	$1,878,768	3,472,993	$4,922,233	14,492,838	$111,653,067	$(113,372,018)	$5,082,050

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss before preferred stock dividend and beneficial conversion	$(6,996,768)	$(6,589,304)	$(9,080,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	990,055	431,018	118,185
Stock contributed to 401(k) Plan	109,230	90,851	99,539
Contributed capital for services	78,662	14,402	50,000
Depreciation and amortization	1,545,309	1,165,901	852,204
Interest expense exchanged for Series E preferred stock	32,500	—	—
Other non-cash interest expense	308,230	—	—
Change in fair value of derivative instruments	(1,128,915)	—	—
Loss on settlement of debt	600,731	—	—
Loss on write-down of property, plant and equipment	968,871	282,825	—
Change in deferred rent	10,149	—	—
Forgiveness of related party receivable	—	—	74,025
Changes in operating assets and liabilities:
Accounts receivable, net	1,066,590	(1,359,200)	268,904
Inventories	439,559	628,807	(738,816)
Other current assets	(62,109)	11,022	72,365
Accounts payable	(669,217)	(23,912)	144,257
Accrued payroll	(71,039)	(56,906)	28,504
Accured severance and related liabilities and other accrued liabilities	407,575	(28,359)	162,848
Deferred revenue	(1,007,149)	1,685,221	(377,878)
Net cash used in operating activities	(3,377,736)	(3,747,634)	(8,326,416)

Cash flows from investing activities:
Maturity of restricted funds CD	—	—	1,500,000
Purchase of marketable securities	(1,695,000)	(1,000,000)	(1,325,584)
Maturity of marketable securities	1,520,000	3,325,584	6,846,048
Net Proceeds from sale of fixed assets	1,062,673	—	—
Capital expenditures	(109,737)	(1,210,513)	(1,327,710)
Other assets	(197,200)	(191,676)	(225,069)
Net cash provided by investing activities	580,736	923,395	5,467,685

Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	(315,589)	961,015	(1,500,000)
Proceeds from issuance of short-term notes payable	2,750,000	—	—
Payments made on capital lease obligations	(55,248)	(50,438)	(37,182)
Proceeds from term loan	500,000	—	3,000,000
Payments made on long-term debt	(2,000,004)	(999,996)	—
Debt issuance costs	(235,699)	—	(113,179)
Net proceeds from the sale of Series D preferred stock	—	—	2,291,181
Net proceeds from sale of Series E preferred stock	3,000,000	—	—
Net proceeds from sale of common stock	85,644	110,598	172,727
Net cash provided by financing activities	3,729,104	21,179	3,813,547

Increase (decrease) in cash and cash equivalents	932,104	(2,803,060)	954,816

Cash and cash equivalents:
Beginning of period	1,045,442	3,848,502	2,893,686
End of period	$1,977,546	$1,045,442	$3,848,502

Supplemental disclosure of cash flow information:
Cash paid for interest	$302,584	$307,850	$99,673

Supplemental non-cash information:
Conversion of short-term debt and accrued interest to preferred stock	$1,532,500	$—	$—
Warrant issued in connection with Series D preferred stock	—	—	412,412
Warrant issued in connection with debt financing	733,142	—	735,854
Reclassification of accrued warrant to equity	—	150,078	—
Severance costs settled in restricted stock	398,084	—	—
Preferred stock dividend to be settled in Series E preferred stock	225,500	—	—
Beneficial conversion on the issuance of Series E preferred stock	109,489	—	—
Equipment acquired with capital lease	48,852	18,704	101,680
Transfer of property, plant and equipment to assets held for sale	—	1,104,375	—
Conversion of preferred stock to common stock	—	—	19,549,000

The accompanying notes are an integral part of these financial statements.

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

Going Concern and Cash Requirements for 2007

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the reports of our independent registered public accounting firms for the years ended December 31, 2006 and 2005 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2006, we had an accumulated deficit of $113 million with total shareholders’ equity of $5.1 million. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Based on our projected cash required for operations, debt service and capital expenditures for 2007, we believe that our current cash, cash equivalents and marketable securities of $3.7 million at December 31, 2006, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions related to our recent restructuring, will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2007. However, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•                  reduce our current expenditure run-rate;

•                  secure additional short-term financing;

•                  secure additional long-term debt financing; or

•                  secure additional equity financing.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

Factors That May Affect Future Results of Operations

Future revenues will depend upon acceptance and use of our products by healthcare providers and on our successfully entering into license, development and supply agreements with major pharmaceutical and biotechnology companies. Uncertainties over government regulation and competition in the healthcare industry may impact healthcare provider expenditures and third-party payer reimbursements and, accordingly, we cannot predict what impact, if any, subsequent healthcare reforms and industry trends might have on our business. In the future, we are likely to require substantial additional financing. Failure to obtain such financing on favorable terms, or at all, could adversely affect our business.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. We had $0.3 million and $0.1 million of cash equivalents as of December 31, 2006 and 2005, respectively.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of our marketable securities are classified as “available-for-sale” and, accordingly, are recorded at fair market value, with unrealized gains and losses recorded as a separate component of shareholders’ equity. We had $1.7 million and $1.5 million of short-term marketable securities as of December 31, 2006 and 2005, respectively. Marketable securities at December 31, 2006 and 2005 consisted of municipal auction securities. We did not have any unrealized gains or losses as of December 31, 2006 or 2005. See Note 3.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We do not have any off-balance sheet credit exposure related to our customers.

Historically, we have not had significant write-offs related to our accounts receivable. Our bad debt reserve totaled $14,000 and $12,000 at December 31, 2006 and 2005, respectively, and activity related to the bad debt reserve was immaterial in 2006, 2005 and 2004. Bad debt expense totaled $4,000, $1,000 and $20,000 in 2006, 2005 and 2004, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $694,000 and $884,000, respectively, at December 31, 2006 and 2005, consisted of the following:

	December 31,
	2006	2005
Raw materials and components	$485,420	$838,719
Work in process	75,355	33,683
Finished goods	497,540	625,472
	$1,058,315	$1,497,874

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

Assets Held for Sale

Assets held for sale of $1.1 million as of December 31, 2005 represented the estimated fair market value, less selling costs, for our New Jersey headquarters building, which we sold in the second quarter of 2006 to an unrelated third party for $1.125 million. The purchaser also purchased the furniture located in the building for an additional $13,000.

We recorded losses of $53,000 and $245,000 as a component of selling, general and administrative expense during 2006 and 2005, respectively, related to this asset.

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

Goodwill

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We tested our goodwill in December 2006 for impairment by determining the fair value of the reporting unit and comparing it to its carrying amount and determined that there was no impairment. Our goodwill balance at December 31, 2006 was $94,000.

Other Assets

Other assets include costs incurred in the patent application process and debt issuance costs, including amounts related to the value of a warrant issued in connection with the debt (see Note 9). Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with definite useful lives are amortized over the estimated useful life. We amortize our patent costs on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Our patents are evaluated for impairment as discussed below in “Accounting for Long-Lived Assets.” The debt issuance costs, including  the value of the warrant, are being amortized to interest expense over the eighteen-month life of the related debt.

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents. We account for and review our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. In the second quarter of 2006, we recorded a $915,000 impairment charge for the write-down of our sterile fill equipment as described in Note 4. In addition, in the second quarter of 2005, we recorded a $245,000 impairment charge related to assets held for sale and a $53,000 additional loss on the disposal of these assets in 2006. No other impairment charges related to our long-lived assets were recorded during the years ended December 31, 2006, 2005 or 2004.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2006 and 2005.

Fair Value of Derivative Liabilities

We recorded derivative liabilities in connection with our convertible debt and equity financing agreements entered into in 2006. Derivative liabilities are presented at fair value each reporting period and changes in fair value are recorded in earnings. The fair value of derivative liabilities is determined using the Black-Scholes valuation model as described in Note 11.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is assured.

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2006	2005	2004
Serono	27%	32%	42%
Amgen	24%	22%	39%
Ferring	13%	4%	—
Merial	11%	27%	5%
BioScrip	10%	6%	—

At December 31, 2006 and 2005, accounts receivable from these five customers accounted for approximately 92% and 71%, respectively, of our total accounts receivable. No other customers accounted for 10% or more of our accounts receivable as of December 31, 2006 or 2005.

License and Development Fees

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that cannot be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2006, deferred revenues totaled approximately $1.2 million and included amounts received from Merial, Serono, an undisclosed European biotechnology company, Hoffman-La Roche Inc. and Trimeris Inc., Vical and an undisclosed pharmaceutical company.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed European biotechnology company, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention, the Program for Appropriate Technology in Health and Vical.

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

We also have a supply agreement with Serono. At December 31, 2006 and 2005, deferred revenue related to Serono was $50,000 and $117,000, respectively. We recognized revenue related to these licensing and supply agreements totaling $2.2 million, $3.7 million and $3.2 million in 2006, 2005 and 2004, respectively.

Merial In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary focused needle-free injector system for production animals, which is currently in development. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement has a five-year term.  Commercialization was achieved in February 2007.

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

In November and December 2005, we signed three new agreements with Merial. The agreements are for three projects, which include performing feasibility analyses for a next generation Vetjet™ device for the companion animal market, as well as for devices for production animal and poultry markets. Each agreement includes the payment of an upfront, non-refundable fee, as well as additional payments dependent upon the achievement of specific milestones. In total, we received non-refundable fees in

November and December 2005 of $630,000, which were recorded as deferred revenue at December 31, 2005 and were recognized over the term of the agreements.

We have the right to terminate the August 2002 agreement because Merial did not obtain regulatory approval by June 2005. Regulatory approval was received in December 2006. The August 2002 and March 2004 agreements may be terminated by Merial for any reason and all of the agreements may be terminated by either party for failure to meet contractual obligations and for bankruptcy.

In May 2006, we signed an additional agreement with Merial to deliver a modified Vitajet 3 for delivery of one of their proprietary vaccines for use in the companion animal market. The agreement provides for milestone payments and delivery of a specified number of devices and disposables through 2008. The agreement may be terminated by either party with a 30-day written notice for a material breach of the agreement by the other. Merial may also terminate this agreement if we do not demonstrate to Merial’s reasonable satisfaction the reliability and efficacy of the devices. If we have not entered into a mutually agreed upon development agreement by June 1, 2007, which includes appropriate milestone payments for the next generation Vetjet™, we will have the right to terminate this agreement. Either party has the right to terminate the agreement upon either party becoming insolvent or upon bankruptcy.  This product was delivered to Merial in March 2007.

Revenue on these arrangements has been recognized on the percentage of completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved. We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2006 and 2005, total deferred revenue related to Merial was $45,000 and $630,000, respectively. We recognized product and development revenue of $1.8 million, $3.7 million and $2.0 million pursuant to these agreements in 2006, 2005 and 2004, respectively.

Agreement with Japanese Pharmaceutical Company In October 2004, we entered into a license agreement with a leading Japanese pharmaceutical company whereby our Iject® product was to be utilized to administer an undisclosed drug exclusively in Japan. Terms of the agreement included an upfront license fee, which was to be recognized over the ten-year term of the agreement. In July 2006, the agreement was terminated with provisions for right of first refusal for certain indications in Japan.  Revenue recognized upon the termination was $268,000 in 2006.

At December 31, 2006 and 2005, deferred revenue related to this agreement was $0 and $302,000, respectively, and we recognized revenue of $302,000, $34,000 and $6,000 pursuant to this agreement in 2006, 2005 and 2004, respectively.

Agreement with European Biotechnology Company In July 2005, we entered into a development agreement with a leading European biotechnology company under which we will develop a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication. We received an up-front development fee of $550,000, with an additional $200,000 to be received upon meeting acceptance criteria as specified in the agreement. In addition, we will receive product development and regulatory milestone payments of approximately $3.5 to $4.0 million over a two year period if the milestones stated in the agreement are met. We expect to meet these milestones in the second quarter of 2007. The agreement also provides for transfer pricing and royalty payments upon commercialization of the product, which is currently expected in 2008. In October 2006, we amended the agreement for additional services to be provided by March 2007. The agreement calls for an upfront payment of $500,000, which was received in October 2006, and progress payments in February and March 2007 totaling 250,000. We received the February payment and expect to receive the March payment in the second quarter of 2007.

The agreement may be terminated by either party with a 30-day written notice for a material breach of the agreement by the other.

At December 31, 2006 and 2005, deferred revenue related to this agreement was $365,000 and $438,000, respectively, and we recognized revenue of $773,000 and $112,000, respectively pursuant to this agreement in 2006 and 2005.

Agreement with an Undisclosed Pharmaceutical Company In December 2005, we entered into a feasibility study, option and license agreement with an undisclosed pharmaceutical company to design and develop a reliable, cost-effective, pre-filled disposable version of our Iject® device. The pharmaceutical company will have an exclusive license for the product for certain indications for a specified time period. We received an up-front non-refundable development fee of $500,000 in December 2005, which will be recognized on the percentage of completion method. In October 2006, we entered into a Concept Phase I agreement and received an upfront, non-refundable fee of $500,000. Concept Phase II is currently being negotiated. The agreement also provides for up to $3.75 million to be received in the development phase of the agreement and $3.0 million for the pilot phase. We will also be reimbursed for certain capital expenditures required in the development phase and pilot phase.

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

At December 31, 2006 and 2005, deferred revenue related to this agreement was $405,000 and $500,000, respectively. Revenue recognized pursuant to this agreement in 2006 and 2005 was $595,000 and $0, respectively.

Centers for Disease Control and Prevention In October 2005, we received a Small Business Innovation Research Grant (“SBIR”) from the Centers for Disease Control and Prevention (“CDC”) for the Phase I development of a single-dose injection delivery system. Terms of the agreement include progress billings over the six-month term and is offset against project costs. In October 2006, we received a Phase II SBIR contract from the CDC for further development of a Disposable Cartridge Jet Injection device for safer, needle-free global immunizations. This Phase II funding is for a two-year period for improvements in product design and the continued development of a spring-powered prototype, which was designed and built in Phase I.

At both December 31, 2006 and 2005, we did not have any deferred revenue related to these agreements. Revenue recognized pursuant to these agreements in 2006 was $32,000. In addition, we were reimbursed for $68,000 of expenses incurred.

Program for Appropriate Technology in Health In October 2005, we entered into an agreement with Program for Appropriate Technology in Health (“PATH”) for the development of technology to create a needle-free injector that is small, efficient, safe, cost effective and appropriate for immunization programs in developing countries. Pursuant to the agreement, PATH paid us a non-refundable up-front fee of $100,000 in October 2005, all of which was included as a component of other current liabilities at December 31, 2005 and was offset against related expenses over the first stage of the agreement through October 2006. We are also directly funding a portion of this project. In addition, we received an additional $150,000 as stage one milestones were met in October 2006. Fees will be negotiated separately for further stages of the agreement.

This agreement may be terminated by either party for breach of the material terms of the agreement by the other. Either party may terminate this agreement for insolvency or bankruptcy of the other. The agreement can also be terminated by either party at any time after the commencement of the second stage for any reason, by providing at least 60-days notice to the other.

Vical Inc. In November 2006, we entered into an agreement with Vical Inc. for an option to license Bioject’s needle-free technology for use with certain of Vical’s DNA-based vaccines. The agreement includes the payment of an upfront fee to Bioject, payments to extend the option term and license additional targets, payments upon the achievement of specific milestones, commercialization terms, transfer pricing and royalties.

The agreement may be terminated by either party for breach of any material provision in the agreement by the other party if not cured within sixty days. Vical may also terminate this Agreement at any time upon sixty (60) days’ written notice to Bioject.

At December 31, 2006 deferred revenue related to this agreement was $115,000.  Revenue recognized pursuant to the agreement in 2006 was $10,000.

We are actively pursuing additional strategic partnering relationships with a number of other pharmaceutical and biotechnology companies.

Supply Agreements

In addition to agreements with Serono and Merial as described above, we currently have significant supply agreements or commitments with Ferring Pharmaceuticals Inc., Hoffmann-La Roche Inc. and Trimeris Inc., Amgen Inc. and BioScrip Inc.

Ferring Pharmaceuticals Inc. We had a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, which expired in January 2007, with Ferring having the ability to extend the agreement for two consecutive 12-month periods. While this agreement has not yet been extended at this time, we continue to receive firm purchase orders from Ferring. Revenue recognized pursuant to this agreement totaled $1.0 million, $428,000 and $144,000 in 2006, 2005 and 2004, respectively.

Hoffmann-La Roche Inc. and Trimeris Inc. In June 2005, we entered into a letter agreement with Hoffmann-La Roche Inc. and Trimeris Inc. to begin production of B2000® devices ahead of a formal supply agreement. In connection with the letter agreement, we received advances totaling $238,000 for the manufacture of the B2000® devices. The $238,000 was recorded as deferred revenue upon receipt. At both December 31, 2006 and 2005, $238,000 was included as a component of deferred revenue.  We anticipate offsetting the deferred revenue against future product sales. No revenue was recognized pursuant to this letter agreement in 2006 and 2005. We anticipate entering into a supply agreement with Hoffmann-La Roche Inc. and Trimeris Inc. by the fourth quarter of 2007.

Amgen Inc. We had a two-year agreement with Amgen for Vial Adapters for use with one of its drugs. This agreement, which expired in March 2005, was extended to July 2006. While we do not have a current agreement with Amgen, we continue to receive firm purchase orders from it. We recognized revenue of $2.0 million, $2.6 million and $2.9 million in 2006, 2005 and 2004, respectively, pursuant to this agreement.

BioScrip Inc. (formerly Chronimed Inc.) We had a one-year supply agreement with BioScrip Inc. for B2000® devices and syringes, which expired December 31, 2005. While we do not have a current agreement with BioScrip Inc., we continue to receive purchase orders for our B2000® devices and syringes from BioScrip Inc. Revenue recognized related to BioScrip totaled $777,000 and $645,000 in 2006 and 2005, respectively.

In addition to the above agreements and commitments, we sell our needle-free injection system, the Biojector® 2000, or B-2000, directly to healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Currently, our Biojector® 2000 is being utilized by the National Institutes of Health in human trials of vaccines for HIV and the Ebola virus.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At December 31, 2006 and 2005, our deferred tax assets had a 100% valuation allowance.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation allowances for receivables, inventory, deferred income taxes, the valuation of stock-based compensation and derivative liabilities and revenue recognition. Actual results could differ from those estimates.

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B-2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities. Our warranty accrual totaled $83,000 at both December 31, 2006 and 2005 and there was no significant activity in the warranty accrual in 2006, 2005 or 2004.

Segment Reporting and Enterprise-Wide Disclosures

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131 and the fact that our chief operating decision maker does not review disaggregated financial information, we have determined that we operated in one segment during 2006, 2005 and 2004.

Revenue by product line was as follows:

	Year Ended December 31,
	2006	2005	2004
Biojector® 2000 (or CO2 powered)	$2,205,649	$1,661,849	$647,260
Spring Powered	2,942,022	6,629,104	3,493,604
Vial Adapters	2,941,871	3,052,319	3,188,278
	8,089,542	11,343,272	7,329,142
License and Technology Fees	2,705,810	944,922	2,156,681
	$10,795,352	$12,288,194	$9,485,823

In 2006 and 2005, we sold previously fully reserved inventory of B2000 devices for approximately $269,000 and $535,000, respectively.

Geographic revenues were as follows:

	Year Ended December 31,
	2006	2005	2004
United States	$8,184,597	$9,457,229	$8,212,898
All other	2,610,755	2,830,965	1,272,925
	$10,795,352	$12,288,194	$9,485,823

All of our long-lived assets are located in the United States.

Comprehensive Income Reporting

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  Comprehensive loss did not differ from currently reported net loss in the periods presented. In future periods, comprehensive income (loss) will include unrealized gains and losses, if any, on our available-for-sale securities.

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

We were in a loss position for all periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share since the common stock equivalents and the effect of convertible preferred stock and convertible debt under the “if-converted” method would be antidilutive.

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows:

	Year Ended December 31,
	2006	2005	2004
Stock options and warrants	5,111,873	5,143,688	4,575,437
Convertible preferred stock	5,395,351	2,086,957	2,086,957
Preferred dividends	164,599	—	—
Convertible debt	912,409	—	—
Total	11,584,232	7,230,645	6,662,394

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004
Net loss, as reported	$(6,589)	$(9,081)
Add - stock-based employee compensation expense included in reported net loss	431	118
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards not previously included in net loss	(998)	(1,248)
Net loss, pro forma	$(7,156)	$(10,211)
Basic and diluted net loss per share:
As reported	$(0.48)	$(0.68)
Pro forma	$(0.52)	$(0.77)

See Note 10 for additional information regarding stock-based compensation and our stock-based incentive plans.

3.   MARKETABLE SECURITIES:

As of December 31, 2006 and 2005, we classify all of our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity.

Certain information regarding our marketable securities was as follows:

	December 31,
	2006	2005
Available-for-Sale
Fair market value	$1,675,000	$1,500,000
Cost:
Federal Government, State & Local municipalities	$1,675,000	$1,500,000

Maturity Information:
Less than one year	$1,675,000	$1,500,000

Gains and losses on the sale of marketable securities are calculated using the specific identification method. We record, as a separate component of shareholders’ equity, any unrealized gains and losses on available-for-sale securities. At December 31, 2006 and 2005, we did not have any unrealized gains or unrealized losses included in our available-for-sale securities balance.

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

4.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2006	2005
Machinery and equipment	$4,797,457	$4,165,709
Production molds	2,881,248	2,518,540
Furniture and fixtures	351,719	431,112
Leasehold improvements	142,052	142,052
Assets in process	69,111	1,820,804
	8,241,587	9,078,217
Less — accumulated depreciation	(5,257,662)	(4,519,138)
	$2,983,925	$4,559,079

Depreciation expense was $807,000, $755,000 and $827,000, respectively, in 2006, 2005 and 2004.

Assets in process include significant capital assets that are not yet ready for production. Assets in process are not depreciated until they are substantially complete and ready to be put into production. We have not recorded any capitalized interest related to our assets in process at December 31, 2006 or 2005. At December 31, 2006 and 2005, assets in process primarily included assets related to manufacturing equipment and tooling.

In the second quarter of 2006, we terminated our agreement for future services with the contract filler of our Iject® prefilled device. The original agreement, entered into on September 30, 2003, was for the design of a sterile fill suite to house our filling equipment and contract filling services through 2009. This termination, which was effective September 30, 2006, was due to our decision to switch to a more cost effective commercial filling method and the interest of potential customers in doing their own filling. This contract, if not terminated, would have required us to pay approximately $2.1 million for services over the next three years. We were not required to pay the contract sterile filler any penalties or other amounts related to this early termination. As a result of this termination, we wrote off assets in process located at the contract filler’s facility, which we could no longer use, resulting in a non-cash charge of $915,000 in the second quarter of 2006 recorded as a component of manufacturing expense. Remaining equipment, with a book value of $424,000, was moved to our ISO 5 clean room located in Tualatin, Oregon and will be utilized for small batch and clinical fills.

5.   OTHER ASSETS:

Other assets consist of patent costs and debt issuance costs, including amounts related to the value of  warrants issued in connection with the debt (see Note 9). The gross amount of patents and debt issuance costs and the related accumulated amortization were as follows:

	December 31,
	2006	2005
Patents	$1,913,791	$1,716,591
Accumulated amortization	(748,057)	(654,595)
	$1,165,734	$1,061,996

Debt issuance costs	$1,084,730	$849,031
Accumulated amortization	(947,996)	(302,724)
	$136,734	$546,307

Amortization expense, including $345,036 for the early termination of debt in 2006 and $14,996 and $84,464, respectively, for the write-off of abandoned patents in 2006 and 2005 was as follows:

Year Ended December 31,	Patents	Debt Issuance Costs
2004	$81,067	$23,758
2005	171,198	278,966
2006	121,409	645,272

Amortization is as follows over the next five years:

Year Ending December 31,	Patents	Debt Issuance Costs
2007	$112,121	$68,800
2008	116,055	38413
2009	120,055	13,151
2010	120,000	13,151
2011	120,000	3,217

6.   401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). We match 62.5% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock. Participants are allowed to sell our common stock held in their account and reinvest it in other plan options. We issued 101,072, 84,511 and 58,369 shares, respectively, and recorded an expense of approximately $109,000, $91,000 and $100,000, respectively, related to employer matches of our stock under the 401(k) Plan related to the years ended December 31, 2006, 2005 and 2004. The Board of Directors has reserved up to 500,000 shares of common stock for these voluntary employer matches, of which 370,957 shares have been issued, or were committed to be issued, at December 31, 2006.

7.   INCOME TAXES:

We had the following deferred tax assets and (liabilities):

	December 31,
	2006	2005
Deferred tax assets:
Inventory	$293,987	$382,063
Deferred revenue	463,204	845,921
Other accrued liabilities	535,540	290,571
Net operating loss carryforwards and credits	39,395,564	39,003,918
	40,688,295	40,522,473
Deferred tax liabilities:
Depreciation and amortization	(757,381)	(789,376)
Total deferred tax assets, net	39,930,914	39,733,097
Less valuation allowance	(39,930,914)	(39,733,097)
Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was an increase of $198,000, $1.6 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, mainly due to the increase in net operating loss carry forwards. As of December 31, 2006, we had net operating loss carry forwards of approximately $102 million and $48 million available to reduce future federal and state taxable income, respectively, which expire in 2007 through 2026. The use of the net operating loss carry forwards may be limited under Section 382 of the Internal Revenue Code. Approximately $1.1 million of our carry forwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of our carry forwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

As of December 31, 2006, we had unused research tax credits of approximately $1.5 million available to reduce future federal income taxes. If unutilized, the credits begin to expire in 2012.

8.   LINE OF CREDIT:

On December 11, 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Partners for Growth, L.P. (“PFG”).  The Loan Agreement provides for two loan facilities.  One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). On December 12, 2006, we borrowed $645,000 under the Revolving Loan, which was used to repay all the outstanding obligations under our previous Loan and Security Agreement, dated December 15, 2004, also with PFG, which was scheduled to mature on December 15, 2006. The Revolving Loan matures on May 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month.  Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control. As of December 31, 2006, we had $645,000 outstanding under the Revolving Loan at an interest rate of 10.25% and, based on borrowing limitations, $356,000 was available for future borrowings.

In connection with the Loan Agreement, on December 11, 2006, we issued PFG a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.37 per share. The warrant expires on December 10, 2011. The warrant grants PFG piggy-back registration rights. The value of the warrant was determined to be $66,000 using the Black-Scholes valuation model and is being amortized as additional interest expense over eighteen months at the rate of approximately $11,000 per quarter. The following assumptions were used in applying the Black-Scholes valuation model:

Risk-free interest rate	4.9%
Expected dividend yield	0%
Contractual term (years)	5.0
Expected volatility	80%

9.   LONG-TERM DEBT:

$500,000 Term Loan

Our $500,000 Term Loan with PFG is to be repaid in 18 equal monthly installments, with a maturity date of May 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%.  At December 31, 2006, we had $500,000 outstanding under this Term Loan at an interest rate of 9.75%.

$1.25 Million Convertible Debt Financing

On March 29, 2006, we entered into a term loan agreement with PFG for a $1.25 million convertible debt financing (the “PFG Debt Agreement”). This loan is due in March 2011. The loan bears interest at a referenced prime rate and is convertible, at any time, by PFG into our common stock at $1.37 per share (“the conversion feature”). The contractual term is 60 months. However, the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. Accordingly, the accreted amount of the debt of $194,000 is recorded as current on our consolidated balance sheet at December 31, 2006. See also Note 11 for a discussion of the related derivative liabilities and the accretion of the $1.25 million face amount. Interest accrues monthly. During the first 24 months, interest may be settled in cash or common stock, at the option of

PFG, at a fixed conversion rate of $1.37 per share (“the convertible interest feature”). If our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can require PFG to convert the debt to common stock, subject to certain limitations on trading volume.

The PFG Debt Agreement contains a provision stating that if we prepay this debt, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. This provision results in the conversion feature constituting a freestanding derivative instrument under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” See also Note 11.

$1.5 Million Convertible Debt Financing

See Note 10 under the heading “Series E Preferred Stock and Related $1.5 Million Convertible Debt Financing.”

Principal Payments on Long-Term Debt Over the Next Five Years

Year Ending December 31,
2007	$333,333
2008	166,667
2009	—
2010	—
2011	1,250,000
Thereafter	—
$1,750,000

10.   SHAREHOLDERS’ EQUITY:

Shareholder Rights Plan

On July 1, 2002, we adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt. To implement the agreement, we issued a dividend of one right for each share of our common stock held by shareholders of record as of the close of business on July 19, 2002.

Each right initially entitles shareholders to purchase a fractional share of our preferred stock for $50.00. However, the rights are not immediately exercisable and will become exercisable only if certain events related to an unsolicited acquisition attempt occur. For example, unless earlier redeemed for $0.001 per right, when a person or group acquires 15% or more of our common stock (other than affiliates of Sanders Morris Harris (“SMH”)), all rights holders (except the person or group who acquired the triggering amount of shares) will be able to exercise their rights for our shares having a value of twice the right’s then-current exercise price.

The shareholder rights agreement was amended in March 2006 to exempt shareholders affiliated with Life Science Opportunity Fund II (Institutional), L.P. (“LOF”), which are affiliates of SMH, from the definition of “Acquiring Person” under the Rights Agreement.

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

Series D Preferred Stock

On November 15, 2004, we entered into a Purchase Agreement with Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “Investors”) in connection with our sale and issuance to the Investors of an aggregate of 2,086,957 shares of our Series D convertible preferred stock and warrants to purchase an aggregate of 626,087 shares of our common stock at $1.15 per share. The issuance price of the Series D preferred stock was $1.15 per share at an initial conversion rate of one share of Series D preferred stock for one share of common stock, subject to adjustment under certain circumstances. The warrants expire on November 14, 2008. The net proceeds from the sale of the Series D preferred stock totaled $2.3 million. The value of the warrant, $514,000, was allocated on a pro rata basis to Series D preferred stock and common stock.

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

•                  any stock splits of common stock or stock dividends payable in shares of common stock; or

•                  any issuance to all common stock holders of rights, options or warrants to subscribe for or purchase shares of common stock.

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

Series E Preferred Stock and Related $1.5 Million Convertible Debt Financing

On March 8, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LOF and several of its affiliates (collectively, the “LOF Affiliates”). Under the Securities Purchase Agreement, upon receiving shareholder approval at our annual meeting in May 2006, and the satisfaction of customary and other closing conditions, the LOF Affiliates purchased approximately $3.0 million of our Series E preferred stock at $1.37 per share. Each share of Series E preferred stock is convertible into one share of common stock. The Series E preferred stock also includes an 8% annual payment-in-kind dividend for 24 months. The Series E preferred stock was recorded at fair value on the date of issuance, approximately $3.1 million, and the difference of $109,000 was charged to net loss allocable to common shareholders as a beneficial conversion.

At the same time, we also entered into a Note and Warrant Purchase Agreement with certain of the LOF Affiliates for $1.5 million of convertible debt financing, (the “Agreement”). Under the terms of this Agreement, we received $1.5 million of debt financing on March 8, 2006. The debt was due April 1, 2007, but was automatically converted, along with $32,500 of accrued interest, to Series E preferred stock, at a conversion rate of $1.37 per share, upon shareholder approval and the closing of our offering of Series E preferred stock under the Securities Purchase Agreement. Interest on debt outstanding under the Agreement was 10% per annum.

For the $3.0 million purchase and the conversion of the $1.5 million convertible debt, along with the $32,500 of accrued interest, a total of 3,308,394 shares of Series E preferred stock were issued to the LOF Affiliates.

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010. Certain provisions contained in the Agreement precluded equity classification for the warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.”  As a result, the fair value of the warrants, which was determined to be $667,000, was recorded as a derivative liability.  See Note 11.

The remaining proceeds from the issuance of the convertible debt, totaling $833,000, were recorded as short-term borrowings and were to be accreted to the $1.5 million face amount over the term of the debt. However, upon the closing of the Series E preferred stock as discussed above, the convertible debt under the Agreement was settled and converted to $1.6 million of Series E preferred stock. A settlement loss of $601,000 was recorded as a component of interest expense related to the accelerated accretion of the debt and a beneficial conversion component associated with the conversion of the debt.

The Series E preferred stock has the following additional significant rights and preferences:

•                  In the event of any voluntary or involuntary liquidation, dissolution, or winding up of Bioject (a “Liquidation”), subject to the rights of any series of Preferred Stock hereafter authorized, issued, or outstanding, the holders of Series E preferred stock then outstanding shall be entitled to receive, out of the assets of Bioject available for distribution to its shareholders (if any), before any payment shall be made in respect of the common stock, the Series D preferred stock or any other series of preferred stock or other equity securities of Bioject with rights junior to the Series E preferred stock with respect to liquidation preference, and pro rata based on the respective liquidation preferences with holders of preferred stock with a liquidation preference pari passu with the Series E preferred stock, an amount per share of Series E preferred stock equal to the Series E stated value, plus all accrued but unpaid dividends thereon to the date fixed for distribution, including specifically and without limitation, the payment-in-kind dividends to the extent not previously issued.

•                  If, prior to the conversion of all of the Series E preferred stock (including the payment-in-kind dividends), there shall be:

•                  any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Bioject’s common stock shall be changed into the same or a different number of shares of the same or another class or classes of stock or securities of Bioject or another entity;

•                  any dividend or other distribution of cash, other assets, or of notes or other indebtedness of Bioject, any other securities of Bioject (except common stock), or rights to the holders of its common stock; or

•                  any acquisition or asset transfer that does not constitute a Liquidation,

then the holders of Series E preferred stock shall thereafter have the right to receive upon conversion of Series E preferred stock, upon the basis and upon the terms and conditions specified herein and in lieu of shares of common stock, immediately theretofore issuable upon conversion, such cash, stock, securities, rights, and/or other assets that the holder would have been entitled to receive in such transaction had the Series E preferred stock been converted immediately prior to such transaction.

•                  If at any time after the date of the first issuance of Series E preferred stock, Bioject shall subdivide or split-up the outstanding shares of common stock, or shall declare a dividend or other distribution on its outstanding common stock payable in shares of common stock or other securities or rights convertible into, or entitling the holder thereof to receive directly or indirectly, additional shares of common stock that are not distributed to the holders of Series E preferred stock, without payment of any consideration by such holder for the additional shares of common stock or common stock equivalents (including the additional shares of common stock issuable upon conversion or exercise thereof), the conversion price in effect immediately prior to such subdivision or the declaration of such dividend shall be proportionately decreased so that the number of shares of common stock issuable on conversion of each share of Series E preferred stock shall be increased in proportion to the increase of the aggregate of shares of common stock outstanding and those issuable with respect to such common stock equivalents with the number of shares issuable with respect to common stock equivalents determined from time to time, and in case Bioject shall at any time combine the outstanding shares of common stock, the conversion price in effect immediately prior to such combination shall be proportionately increased, effective at the close of business on the date of such subdivision, dividend or combination, as the case may be.

•                  Each holder of Series E preferred stock shall have the right to one vote for each share of common stock into which Series E preferred stock could then be converted (excluding any payment-in-kind dividends), and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, and shall be entitled, notwithstanding any provision hereof, to notice of any shareholders’ meeting in accordance with our bylaws, and shall be entitled to vote, together with the holders of common stock, with respect to any question upon which holders of common stock have the right to vote and shall vote as a series where required by law or as provided below. Shares of Series E preferred stock shall be entitled to vote as a class or series, separate and apart from any other series of preferred stock or any holders of shares of common stock, on any matter as to which class voting (or series voting, as applicable) is required under applicable law. For purposes of determining the number of shares of common stock into which each share of Series E preferred stock could be converted for purposes of determining voting rights, the conversion price shall initially be the greater of (i) $1.37 or (ii) the closing bid price of the common stock on the Nasdaq Capital Market on the trading day immediately prior to the date that the share of Series E preferred stock was issued.

•                  So long as any of the originally issued shares of Series E preferred stock (subject to adjustment for any stock splits, stock dividends, combinations, recapitalizations, and the like and excluding payment-in-kind dividends) are outstanding as a single class, and except as otherwise mandated by applicable law or the terms of the Articles of Incorporation, Bioject shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of not less than a majority of the then outstanding Series E preferred stock, voting as a class:

•                  take any action (by reclassification, merger, consolidation, reorganization, or otherwise) that adversely affects the rights, preferences and privileges of the holders of the Series E preferred stock;

•                  amend, alter, or repeal any provision of, or add any provision to the Articles of Incorporation and/or the Articles of Amendment (whether by reclassification, merger, consolidation, reorganization or otherwise) or bylaws of Bioject;

•                  declare or pay dividends on shares of common stock or preferred stock that is junior to the Series E preferred stock;

•                  create any new series or class of preferred stock or other security having a preference or priority as to dividends or upon liquidation senior to or pari passu with that of the Series E preferred stock (by reclassification, merger, consolidation, reorganization or otherwise);

•                  reclassify any class or series of preferred stock into shares with a preference or priority as to dividends or assets superior to or on a parity with that of the Series E preferred stock (by reclassification, merger, consolidation, reorganization, or otherwise);

•                  apply any of its assets to the redemption or acquisition of shares of common stock or preferred stock, except pursuant to any agreement granting Bioject a right of first refusal or similar rights, and except in connection with purchases at fair market value from employees, advisors, officers, directors, consultants, and service providers of Bioject upon termination of employment or service;

•                  increase or decrease the number of authorized shares of any series of preferred stock or common stock of Bioject;

•                  agree to an acquisition or asset transfer;

•                  materially change the nature of Bioject’s business; or

•                  liquidate, dissolve or windup the affairs of Bioject.

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

Stock Plans

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows:

	Year Ended December 31,
	2006	2005	2004
Grant-date fair value of share options granted	$191,310	$248,710	$240,238
Stock-based compensation recognized in results of operations	990,055	431,018	118,185
Fair value of restricted stock that vested during the period	721,448	431,018	118,185

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the years ended December 31, 2006, 2005 or 2004.

The stock-based compensation was included in our statement of operations as follows:

	Year Ended December 31,
	2006	2005	2004
Manufacturing	$162,610	$81,894	$—
Research and development	141,102	94,371	—
Selling, general and administrative	686,343	254,753	118,185
	$990,055	$431,018	$118,185

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Stock Incentive Plan
Risk-free interest rate	4.60%	4.0%	3.0%
Expected dividend yield	0%	0%	0%
Expected term	5 years	5 years	5 years
Expected volatility	73% - 89%	74% - 80%	90% - 98%

Employee Stock Purchase Plan
Risk-free interest rate	4.60%	3.0%	3.0%
Expected dividend yield	0%	0%	0%
Expected term	6 months	6 months	6 months
Expected volatility	57% - 85%	45% - 67%	26% - 63%

We issued 79,861, 100,010 and 109,944 shares of our stock pursuant to our Employee Stock Purchase Plan (“ESPP”) during 2006, 2005 and 2004, respectively. The expense related to our ESPP is recognized based on a fair value calculation. The expense is immaterial and is included in the stock-based compensation expense.

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

The following table presents the impact of our adoption of SFAS No. 123R on selected line items from the consolidated financial statements for 2006:

	Year Ended December 31, 2006
	As reported following SFAS No. 123R	If reported following APB No. 25
Net loss	$(7,331,757)	$(6,984,702)
Basic and diluted net loss per share	(0.51)	(0.48)

Included in stock-based compensation expense in 2006 was approximately $643,000 related to restricted shares, which would have also been recognized pursuant to APB 25.

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). The Plan expires June 30, 2010. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by the Board or a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. At December 31, 2006, we had option or restricted share grants covering 391,320 shares of our common stock available for grant and a total of 3.1 million shares of our common stock reserved for issuance.

Stock option activity for the year ended December 31, 2006 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,163,110	$5.29
Granted	211,465	1.31
Exercised	—	—
Forfeited	(615,898)	5.06
Outstanding at December 31, 2006	1,758,677	4.89

Certain information regarding options outstanding as of December 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,758,677	1,464,820
Weighted average exercise price	$4.89	$5.58
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	4.57 years	3.49 years

The aggregate intrinsic value in the table above is based on our closing stock price of $0.95 on December 31, 2006, which would have been received by the optionees had all of the options with exercise prices less than $0.95 been exercised on that date.

Restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2005	508,752	$1.64
Granted	1,038,000	1.31
Vested	(343,342)	1.49
Forfeited	(230,597)	1.71
Balances, December 31, 2006	972,813	1.33

As of December 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $856,000, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 750,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors. The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. A total of 79,861 shares were issued pursuant to the ESPP in 2006 at a weighted average price of $1.05 per share, which represented a $0.21 weighted average per share discount from the fair market value. At December 31, 2006, 270,538 shares were available for purchase under the ESPP.

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price
Balances, December 31, 2003	1,184,547	$2.80 - 13.50
Warrants issued in connection with debt, expiring December 14, 2011	725,000	1.42
Warrants issued in connection with Series D preferred stock, expiring November 14, 2008	626,087	1.15
Warrants canceled or expired	(56,000)	4.61
Balances, December 31, 2004	2,479,634	1.15 - 13.50
Warrant issued pursuant to an Advisor Agreement between Bioject and RCC Ventures, LLC, expiring July 25, 2010	19,299	1.14
Warrant issued to Maxim Group in connection with services provided in 2004, expiring June 19, 2010	100,000	1.92
Warrant issued to RCC Ventures, LLC in connection with services provided in 2004, expiring June 19, 2010	39,216	1.53
Warrants canceled or expired	(166,323)	7.583
Balances, December 31, 2005	2,471,826	1.14 - 13.50
Warrant issued in connection with $1.5 million convertible debt financing, expiring September 7, 2010	656,934	1.37
Warrant issued to RCC Ventures, LLC in connection with services provided in 2004, expiring July 31, 2011	13,847	1.32
Warrant issued in connection with $500,000 Term Loan and $2.0 million Revolving Loan, expiring December 10, 2011	200,000	1.37
Warrants canceled or expired	(962,224)	9.34
Balances, December 31, 2006	2,380,383	$1.14 - 1.92

11.   DERIVATIVE LIABILITIES:

Derivative Liabilities Related to $1.25 Million Convertible Debt

As certain provisions of the PFG Debt Agreement preclude equity classification for the conversion feature under EITF 00-19, the conversion feature was recorded at fair value at inception, as a derivative liability, and is marked to market on a quarterly basis through earnings, as a component of interest expense, until the debt is settled. The fair value of the derivative liability was determined to be $1.1 million, at inception, using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	5.0
Expected volatility	75.36%

In addition, the convertible interest feature represents an embedded derivative that does not qualify for equity classification under EITF 00-19. As a result, the convertible interest feature was recorded at fair value at inception, as a derivative liability, and is marked to market on a quarterly basis through earnings, as a component of interest expense, until the provision lapses. The fair value at inception was determined to be approximately $130,000 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.65%-4.	9%
Expected dividend yield	0.	0%
Contractual term (years)	0.08 - 2.	0
Expected volatility	61.0%.-75.	0%

After allocation to the derivative liabilities, the remaining proceeds from the PFG Debt Agreement of approximately $6,000 were recorded as short-term borrowings and will be accreted to the face amount of $1.25 million over the 60-month contractual term of the PFG Debt. At December 31, 2006, the accreted amount of the debt was $194,000 and was included as a component of short-term notes payable on our consolidated balance sheet.

Derivative Liability Related to Series E Preferred Stock and $1.5 Million Convertible Debt

Certain provisions contained in the Agreement precluded equity classification for the LOF warrants issued in connection with the $1.5 million convertible debt under EITF 00-19. As a result, the fair value of the warrants was recorded as a derivative liability at inception, and is marked to market through earnings as a component of interest expense until the warrants are settled with common stock or expire.

Upon issuance, the warrants were valued at $667,000 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	4.5
Expected volatility	76.11%

Summary

The following table summarizes the Black-Scholes assumptions used to determine fair value and certain other fair value information for each of the instruments:

	LOF Warrants	PFG Conversion Feature	PFG Convertible Interest Feature
Black- Scholes Assumptions
Risk-free interest rate	5.10%	5.1%	5.03%—5.33%
Expected dividend yield	0%	0%	0%
Contractual term (years)	4.25	4.75	.06 — 1.75
Expected volatility	78.60%	73.0%	73%-63%

Certain Other Information
Fair value at inception	$667,112	$1,114,014	$129,950
Fair value at December 31, 2006	$300,626	$459,614	$21,921
Change in fair value from inception to December 31, 2006	$366,486	$654,400	$108,029

12.   COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for space to house our Tualatin, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option. We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases. At December 31, 2006, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2007	$361,999	$61,477
2008	371,048	51,822
2009	380,320	32,239
2010	389,828	17,435
2011	399,575	6,373
Thereafter	1,259,666	—
Total minimum lease payments	$3,162,436	169,346
Less amounts representing interest		(32,621)
Present value of future minimum lease payments		$136,725

Lease expense for the years ended December 31, 2006, 2005 and 2004 totaled $365,000, $323,000 and $477,000, respectively. Included in long-term lease payable on our balance sheet at December 31, 2006 was $269,000 related to deferred rent payable on our Tualatin, Oregon facility operating lease.

13.   RESTRUCTURING AND REORGANIZATION:

2004 Activities

Effective June 30, 2004, we completed a corporate reorganization which eliminated layers of management, reduced our negative cash flow in future periods and allowed for more direct interface with senior management and operations. We terminated our Executive Vice President and General Manager, our Senior Vice President and Chief Scientific Officer and our Senior Director of Manufacturing Operations. We do not intend to refill these positions. Severance related to these terminations totaled $484,000, of which $47,000 was satisfied with 27,000 shares of our common stock and $276,000 of which was paid in 2004 with the remainder paid in 2005. We anticipate annualized savings of approximately $623,000 of salary plus taxes and benefits of $174,000 related to these terminations.

The severance expense included in our statement of operations for 2004 was as follows:

Manufacturing expense	$36,000
Research and development expense	112,000
Selling, general and administrative expense	336,000
$484,000

2006 Activities

On March 3, 2006, our Board of Directors approved a plan of restructuring, which included reorganizing our corporate organization, closing and selling our New Jersey administrative office and reducing operations headcount and research and development costs at our Portland, Oregon facility. Also, John Gandolfo, our Chief Financial Officer, ceased to be employed by us effective May 3, 2006. During the first quarter of 2006, we recognized a charge of approximately $720,000 associated with severance costs for terminated employees and non-cash charges for stock-based compensation related to the acceleration of certain restricted stock awards as part of the restructuring. The cash portion of the charge will be paid out over a 14 month period. The non-cash charges for stock-based compensation were settled through issuance of 41,125 shares of our common stock in the second quarter of 2006. We realized annual cost savings in excess of $1.2 million in 2006 and anticipate annual cost savings of approximately $1.4 million in 2007 in connection with these expense reductions.

In addition, Jim O’Shea, our President and Chief Executive Officer, retired effective December 31, 2006. In connection with his retirement, Mr. O’Shea received 12 months severance and the acceleration of vesting of restricted stock units totaling $705,000. Of the $705,000, $315,000 was a non-cash expense related to the acceleration of vesting of Mr. O’Shea’s restricted stock units. These units were recognized in equity upon issuance in the first quarter of 2007.

The severance expense included in our statement of operations for 2006 was as follows:

Manufacturing expense	$108,041
Research and development expense	42,742
Selling, general and administrative expense	1,274,049
$1,424,832

The following table summarizes the charges and expenditures related to our restructuring in 2006:

Year Ended December 31, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Ending Accrued Liability
Severance and related benefits for terminated employees	$—	$1,026,748	$(504,978)	$521,770
Acceleration of vesting to be settled in common stock	—	398,084	(83,000)	315,084
	$—	$1,424,832	$(587,978)	$836,854

We expect that the remaining accrued liability of $837,000 as of December 31, 2006 will be paid through December 31, 2007.

14.  NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of adopting SFAS No. 159.

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Selected unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2006 was as follows:

In thousands, except per share data(1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year Ended December 31, 2005
Revenue	$3,253	$3,754	$3,146	$2,135
Operating expenses	5,175	4,930	4,167	4,135
Net loss	(2,016)	(1,286)	(1,162)	(2,125)
Basic and diluted net loss per share	(0.15)	(0.09)	(0.08)	(0.15)

Year Ended December 31, 2006
Revenue	$1,694	$2,760	$3,004	$3,337
Operating expenses	4,157	4,797	4,024	4,226
Net loss	(2,596)	(3,018)	(557)	(1,161)
Basic and diluted net loss per share	(0.18)	(0.21)	(0.04)	(0.08)

(1) Amounts may not add to annual totals due to rounding.

16.  SUBSEQUENT EVENTS :

Interim President and CEO

Effective March 8, 2007, the Board of Directors appointed Mr. Jerald S. Cobbs as Interim President and Chief Executive Officer. Mr. Cobbs has served as our Chairman of the Board since October 2006 and, prior to that, served as a director since March 2006.

Creation of Executive Committee to Serve as COO and Reduction in Force

In March 2007, we restructured our corporate organization and created an executive committee consisting of Dr. Richard Stout, Executive Vice President and Chief Medical Officer, and Christine Farrell, Vice President of Finance, which reports to Mr. Cobbs, Chairman and Interim President and CEO. In connection with the restructuring, on March 23, 2007, our Board of Directors authorized the elimination of 13 positions to reduce expenses and streamline operations. Subject to finalizing severance arrangements, we anticipate recognizing a charge of $284,000 in the first quarter of 2007 related to these actions. Of the $284,000, $250,000 is expected to be cash severance and related charges and $34,000 is expected to be a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Interim President and Chief Executive Officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Interim President and Chief Executive Officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Interim President and Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,758,677	$4.89	661,858	(1)

Equity compensation plans not approved by shareholders (2)	172,362	1.70	—
Total	1,931,039	$4.61	661,858

(1)    Represents 391,320 shares of common stock available for issuance under our 1992 Stock Incentive Plan and 270,538 shares of common stock available for purchase under our 2000 Employee Stock Purchase Plan. Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or nonstatutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.

(2)    We have issued and outstanding warrants to purchase an aggregate of 172,362 shares of common stock to various non-employee consultants and advisors. The warrants are fully exercisable and have grant dates ranging from November 2004 to December 2006, with five-year terms and exercise prices ranging from $1.14 to $1.92.

Additional information required by this item is included in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of Moss Adams LLP and KPMG LLP, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.
3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.
3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2000.
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

Exhibit No.	Description
10.1*

Executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

10.1.1*

Amendment, dated April 13, 2005, to executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

10.2*	Standard Employment with Christine Farrell, dated January 21, 1997. Incorporated by reference to Form 10-K for the year ended December 31, 2005.
10.2.1*	First Amendment to Standard Employment Agreement with Christine Farrell, dated November 2004. Incorporated by reference to Form 10-K for the year ended December 31, 2005.
10.3*	Restated 1992 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.
10.3.1*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Form 8-K dated March 11, 2005 and filed March 17, 2005.
10.3.2*	Form of Restricted Stock Unit Award Agreement for January 19, 2006 grants. Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.
10.3.3*	Form of Restricted Stock Unit Award Agreement for June 1, 2006 grants. Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.
10.3.4*	Form of Restricted Stock Unit Award Agreement for May 24, 2006 grants. Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.
10.4*	2000 Employee Stock Purchase Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.
10.5

Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies, Inc., an Oregon corporation. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.

10.6

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

10.6.1

Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-K for the year ended March 31, 2000.

10.7

Purchase Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.8

Registration Rights Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to our Form 8-K dated November 15, 2004.

10.9

Form of Series “BB” Warrant, dated November 15, 2004, issued to Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.10

Loan and Security Agreement dated December 11, 2006 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.11	Warrant, dated December 11, 2006, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.
10.12	Warrant, dated December 15, 2004, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.
10.13	Series “DD” Common Stock Purchase Warrant, dated June 20, 2005, issued to the Maxim Group. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.
10.14	Series “EE-1” Common Stock Purchase Warrant, dated June 20, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.
10.15	Series “EE-2” Common Stock Purchase Warrant, dated July 26, 2005, issued to RCC Ventures, LLC.
10.16	Series “EE-3” Common Stock Purchase Warrant, dated August 21, 2006, issued to RCC Ventures, LLC.
10.17

Agreement of Sale between Bioject Medical Technologies Inc. and Stickel Investments, LLC, dated January 31, 2006. Incorporated by reference to Form 8-K dated January 31, 2006 and filed February 2, 2006.

Exhibit No.	Description
10.18

Note and Warrant Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers Listed on Schedule I thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.19	Form of Warrant related to Note and Warrant Purchase Agreement dated March 8, 2006. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.
10.20

Security Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc., Bioject Inc. and the Secured Parties listed on the signature pages thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.21

Securities Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers listed on Exhibit A thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.22	Indemnity Agreement between Bioject Medical Technologies Inc. and Jerald S. Cobbs dated as of March 8, 2006. Incorporated by reference to Form 10-K for the year ended December 31, 2005.
10.23

2006 Term Loan and Security Agreement dated March 29, 2006 between the Company, Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated March 29, 2006 and filed on April 3, 2006.

14	Code of Ethics. Incorporated by reference to Form 10-K for the year ended December 31, 2003.
16	Letter re: Change in Certifying Accountant. Incorporated by reference to Form 8-K dated December 14, 2006 and filed on December 20, 2006.
21	List of Subsidiaries. Incorporated by reference to Form 10-K for the year ended March 31, 1999.
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/JERALD S. COBBS
Chairman of the Board and Interim President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on April 2, 2007.

SIGNATURE	TITLE

/s/JERALD S. COBBS	Chairman of the Board and Interim President
and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL	Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)

/s/ JOSEPH F. BOHAN	Director
Joseph Bohan

/s/ RANDAL D. CHASE	Director
Randal D. Chase

/s/ JERALD S. COBBS	Director
Jerald S. Cobbs

/s/ JOHN P. GANDOLFO	Director
John Gandolfo

/s/ BRIGID A. MAKES	Director
Brigid Makes

/s/ JOHN RUEDY, M.D.	Director
John Ruedy, M.D.