Form 10-Q
period 2007-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2007-05-15
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20245 SW 95th Avenue
Tualatin, Oregon	97062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (503) 692-8001

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	15,006,172
(Class)	(Outstanding at May 9, 2007)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$799,732	$1,977,546
Short-term marketable securities	1,675,000	1,675,000
Accounts receivable, net of allowance for doubtful accounts of $13,702 and $13,702	1,348,576	1,323,684
Inventories	1,369,343	1,058,315
Other current assets	223,810	320,580
Total current assets	5,416,461	6,355,125

Property and equipment, net of accumulated depreciation of $5,464,746 and $5,257,662	2,789,392	2,983,925
Goodwill	94,074	94,074
Other assets, net	1,232,424	1,190,997
Total assets	$9,532,351	$10,624,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$905,309	$838,567
Current portion of long-term debt	333,333	333,333
Accounts payable	858,100	583,744
Accrued payroll	445,927	333,304
Derivative liabilities	1,055,617	782,161
Accrued severance and related liabilities	820,427	836,854
Other accrued liabilities	85,866	90,094
Deferred revenue	967,351	1,166,870
Total current liabilities	5,471,930	4,964,927

Long-term liabilities:
Long-term debt	83,334	166,667
Deferred revenue	36,464	52,088
Other long-term liabilities	346,939	358,389

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at March 31, 2007 and December 31, 2006, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares at March 31, 2007 and December 31, 2006, no stated value, liquidation preference of $1.37 per share	5,016,191	4,922,233
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 14,805,254 shares and 14,492,838 shares at March 31, 2007 and December 31, 2006	112,278,432	111,653,067
Accumulated deficit	(115,579,707)	(113,372,018)
Total shareholders’ equity	3,593,684	5,082,050
Total liabilities and shareholders’ equity	$9,532,351	$10,624,121

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenue:
Net sales of products	$1,636,516	$1,259,268
License and technology fees	491,687	434,771
	2,128,203	1,694,039

Operating expenses:
Manufacturing	1,596,223	1,435,691
Research and development	973,775	1,033,316
Selling, general and administrative	1,295,425	1,688,195
Total operating expenses	3,865,423	4,157,202
Operating loss	(1,737,220)	(2,463,163)

Interest income	36,788	45,081
Interest expense	(139,842)	(178,299)
Change in fair value of derivative liabilities	(273,456)	—
	(376,510)	(133,218)
Net loss	(2,113,730)	(2,596,381)
Preferred stock dividends	(93,958)	—
Net loss allocable to common shareholders	$(2,207,688)	$(2,596,381)

Basic and diluted net loss per common share allocable to common shareholders	$(0.15)	$(0.18)

Shares used in per share calculations	14,747,447	14,051,395

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,113,730)	$(2,596,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	289,320	233,074
Stock contributed to 401(k) plan	20,961	20,851
Contributed capital for services	—	5,130
Depreciation and amortization	234,984	307,999
Other non-cash interest expense	79,368	—
Change in fair value of derivative instruments	273,456	—
Change in deferred rent	—	5,115
Changes in operating assets and liabilities:
Accounts receivable, net	(24,892)	1,893,658
Inventories	(311,028)	(445,859)
Other current assets	93,482	(16,053)
Accounts payable	274,356	(343,586)
Accrued payroll	112,623	164,037
Accrued severance and related liabilities and other accrued liabilities	294,429	587,423
Deferred revenue	(215,143)	(431,748)
Net cash used in operating activities	(991,814)	(616,340)

Cash flows from investing activities:
Capital expenditures	(12,551)	(84,696)
Other assets	(83,239)	(37,725)
Net cash used in investing activities	(95,790)	(122,421)

Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	4,574	(293,806)
Proceeds from short-term note payable	—	2,750,000
Debt Issuance cost	—	(95,582)
Principal payments made on long-term debt	(83,334)	(249,999)
Payments made on capital lease obligations	(11,450)	(13,947)
Net cash provided by (used in) financing activities	(90,210)	2,096,666

Increase (decrease) in cash and cash equivalents	(1,177,814)	1,357,905

Cash and cash equivalents:
Beginning of period	1,977,546	1,045,442
End of period	$799,732	$2,403,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$65,142	$91,097

Supplemental disclosure of non-cash information:
Warrant issued in connection with debt financing	$—	$460,470
Preferred stock dividend to be settled in Series E preferred stock	93,958	—
Severance costs settled in restricted stock	315,084	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Going Concern

The financial information included herein for the three month periods ended March 31, 2007 and 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from Bioject Medical Technologies Inc.’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2007, we had an accumulated deficit of $115.6 million with total shareholders’ equity of $3.6 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Based on our projected cash required for operations, debt service and capital expenditures for the next twelve-month period, we believe that our current cash, cash equivalents and marketable securities of $2.5 million at March 31, 2007, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions related to our recent restructuring, will be sufficient to fund our operations and anticipated cash expenditures through March 31, 2008. However, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

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

Note 2.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $635,000 and $694,000, respectively, at March 31, 2007 and December 31, 2006, consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials and components	$595,135	$485,420
Work in process	74,893	75,355
Finished goods	699,315	497,540
	$1,369,343	$1,058,315

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2007	2006
Stock options and warrants	5,566,812	5,326,123
Convertible preferred stock	5,395,349	2,086,957
Total	10,962,161	7,413,080

Note 4. Creation of Executive Committee to Serve as COO and Reduction in Force

In March 2007, we restructured our corporate organization and created an executive committee consisting of Dr. Richard Stout, Executive Vice President and Chief Medical Officer, and Christine Farrell, Vice President of Finance, which reports to Mr. Cobbs, Chairman and Interim President and CEO. In connection with the restructuring, on March 23, 2007, our Board of Directors authorized the elimination of 13 positions to reduce expenses and streamline operations. We recorded a charge of $289,000 in the first quarter of 2007 related to these actions. Of the $289,000, $249,000 is cash severance and related charges and $40,000 is a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008. We anticipate cost savings of approximately $1.3 million in 2007 and approximately $1.9 million in 2008 related to these actions.

In addition, on April 12, 2007, we entered into a Separation Agreement with Mr. J. Michael Redmond, our Senior Vice President of Business Development, wherein his employment with us terminated effective May 1, 2007. Pursuant to Mr. Redmond’s previously existing employment agreement, he will receive cash severance benefits of $217,350, which is equal to 12 months of his current base pay, plus approximately $17,000 for certain other benefits, to be paid over a 12 month period. In addition, 163,508 outstanding, but unvested, restricted stock units vested, resulting in a non-cash charge of $147,000. The terms of the agreement were substantially agreed upon at March 31, 2007, and, as such, the total severance charge of $381,000 was recognized as a component of selling, general and administrative expense in the first quarter of 2007.

The following table summarizes the activity in the first quarter of 2007 related to our restructurings:

Quarter Ended March 31, 2007	Beginning Accrued Liability	Charged to Expense	Cash Payments/ Transfers to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(184,518)	$820,427
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	—
	$836,854	$669,526	$(685,953)	$820,427

Note 5. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended March 31,
	2007	2006
Merial	27%	*
Serono	22%	*
Amgen	19%	42%
Ferring	11%	13%
Chronimed	10%	16%

*                    Less than 10%

At March 31, 2007, accounts receivable from these customers accounted for approximately 85% of total accounts receivable. In addition, Merial, Serono and Amgen individually represented 23.6%, 24.3% and 13.4%, respectively, of the March 31, 2007 accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of March 31, 2007.

Note 6. Stock-Based Compensation

In the first quarter of 2007, we issued 100,000 restricted stock units (“RSUs”). The RSUs vest as to 50% of the total on each of March 8, 2008 and 2009. The fair value of the RSUs on the date of grant was $122,000 based on the closing price of our common stock on the date of grant, and is being recognized over the two-year vesting period.

Also during the first quarter of 2007, in connection with the restructuring activities described in Note 4, we incurred a non-cash charge of $186,000 related to the early vesting of 201,675 RSUs.

Note 7.  Fair Value of Derivative Liabilities

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. The following table summarizes the Black-Scholes assumptions used to determine fair value and certain other fair value information for each of the instruments as of March 31, 2007:

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black- Scholes Assumptions
Risk-free interest rate	4.5%	4.55%	4.9%
Expected dividend yield	0%	0%	0%
Contractual term (years)	3.5	3.9	.06 - 1.0
Expected volatility	74.6%	72.7%	48.5% - 84.5%

Certain Other Information
Fair value at December 31, 2006	$300,626	$459,614	$21,921
Fair value at March 31, 2007	421,900	611,305	22,412
Change in fair value from December 31, 2006 to March 31, 2007	121,274	151,691	491

Note 8. Adoption of Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” We adopted Interpretation No. 48 on January 1, 2007. There was no adjustment required to be made to our opening retained earnings balance upon adoption of Interpretation No. 48.

In accordance with paragraph 19 of Interpretation No. 48, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements.

We file tax returns in the U.S. and in various state and local taxing jurisdictions. With few exceptions, we are no longer subject to U.S., state or local income tax examinations for years prior to 2003.

Note 9. New Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Final Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” to stipulate that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of a Loss.”

This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The adoption of this FSP did not have any effect on our results of operations, financial position or cash flows.

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

Reduction in Force and Creation of Executive Committee

In March 2007, we announced a reduction in force in order to streamline our operations, which resulted in the elimination of 13 positions. Four of these positions were in research and development, one in sales and marketing and eight in manufacturing. We recorded a charge of $289,000 in the first quarter of 2007 related to these actions. Of the $289,000, $249,000 is for cash severance and related charges and $40,000 is a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008. We anticipate cost savings of approximately $1.3 million in 2007 and approximately $1.9 million in 2008 related to these actions.

In addition, in April 2007, we entered into a Separation Agreement with Mr. J. Michael Redmond, our Senior Vice President of Business Development, wherein his employment with us terminated effective May 1, 2007. Pursuant to Mr. Redmond’s previously existing employment agreement, he will receive cash severance benefits of $217,350, which is equal to 12 months of his current base pay, plus approximately $17,000 for certain other benefits, payable over a 12 month period. In addition, 163,508 outstanding, but unvested, restricted stock units vested, resulting in a non-cash charge of $147,000. The total severance charge of $381,000 was recognized as a component of selling, general and administrative expense in the first quarter of 2007.

Effective March 8, 2007, the Board of Directors appointed Mr. Jerald S. Cobbs as Interim President and Chief Executive Officer. Mr. Cobbs has served as our Chairman of the Board since October 2006 and, prior to that, served as a director since March 2006. In addition, also effective March 8, 2007, the Board of Directors created an Executive Committee, which will serve the role of our Chief Operating Officer. The Executive Committee is composed of Ms. Christine Farrell and Dr. Richard R. Stout. Ms. Farrell also serves as our Vice President of Finance and Dr. Stout serves as our Executive Vice President and Chief Medical Officer.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2007 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2007	2008 and 2009	2010 and 2011	2012 and beyond
$2.0 million revolving facility	$650,000	$650,000	$—	$—	$—
$500,000 term loan	416,667	333,333	83,334	—	—
$1.25 million term loan(1)	1,250,000	—	—	1,250,000	—
Operating leases	3,073,421	272,984	751,368	789,403	1,259,666
Capital leases	152,835	44,966	84,061	23,808	—
Purchase order commitments	609,569	609,569	—	—	—
	$6,152,492	$1,910,852	$918,763	$2,063,211	$1,259,666

(1)             The accreted value of $255,309 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of March 31, 2007 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

Going Concern and Cash Requirements for the Next Twelve-Month Period

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2007, we had an accumulated deficit of $115.6 million with total shareholders’ equity of $3.6 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Based on our projected cash required for operations, debt service and capital expenditures for the next twelve-month period, we believe that our current cash, cash equivalents and marketable securities of $2.5 million at March 31, 2007, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions related to our recent restructuring, will be sufficient to fund our operations and anticipated cash expenditures through March 31, 2008. However, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

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

Results of Operations

The consolidated financial data for the three-month periods ended March 31, 2007 and 2006 are presented in the following table:

	Three Months Ended March 31,
	2007	2006
Revenue:
Net sales of products	$1,636,516	$1,259,268
License and technology fees	491,687	434,771
	2,128,203	1,694,039
Operating expenses:
Manufacturing	1,596,223	1,435,691
Research and development	973,775	1,033,316
Selling, general and administrative	1,295,425	1,688,195
Total operating expenses	3,865,423	4,157,202
Operating loss	(1,737,220)	(2,463,163)

Interest income	36,788	45,081
Interest expense	(139,842)	(178,299)
Change in fair value of derivative liabilities	(273,456)	—
Net loss	(2,113,730)	(2,596,381)
Preferred stock dividends	(93,958)	—
Net loss allocable to common shareholders	$(2,207,688)	$(2,596,381)

Basic and diluted net loss per common share allocable to common shareholders	$(0.15)	$(0.18)
Shares used in per share calculations	14,747,447	14,051,395

Revenue

The $0.4 million, or 30.0%, increase in product sales in the first quarter of 2007 compared to the first quarter of 2006 was due to a $0.3 million increase in sales of cool.click™ products to Serono and a $0.4 million increase in sales to Merial for companion and production animal products. These increases were partially offset by a $0.2 million decrease in vial adapter sales to Amgen and Ferring and a $0.1 million decrease in B2000 product sales, primarily to BioScrip related to Fuzeon® customers.

We currently have significant supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals Inc., Hoffmann-La Roche Inc. and Trimeris Inc., Amgen Inc. and BioScrip Inc. (formerly Chronimed Inc.).

License and technology fees increased $57,000, or 13.1%, in the first quarter of 2007 compared to the first quarter of 2006, in accordance with the terms of our current agreements.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed European biotechnology company, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention, the Program for Appropriate Technology in Health (“PATH”) and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $161,000, or 11.2%, increase in our manufacturing costs in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to increased product sales, partially offset by a $105,000 decrease in severance, labor and other manufacturing costs, primarily related to our past restructuring activities.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies or incurred in the research and development of new products and modifications to existing products.

The $60,000, or 5.8%, decrease in research and development expense in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to a $112,000 decrease in labor and related expenses, primarily related to our past restructuring activities. This decrease was partially offset by a $52,000 increase in project materials and tooling.

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

The $0.4 million, or 23.3%, decrease in selling, general and administrative expense in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to $0.3 million in savings related to our past restructuring activities, as well as a $58,000 decrease in legal, other professional fees and consulting services. In addition, severance charges decreased $46,000 to $536,000 in the first quarter of 2007 compared to $582,000 in the first quarter of 2006.

Restructuring

Restructuring charges in the first quarter of 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Manufacturing	$55,229	$108,041
Research and development	38,277	30,294
Selling, general and administrative	576,020	582,059
Total	$669,526	$720,394

The following table rolls forward our restructuring liability in the first quarter of 2007:

Quarter Ended March 31, 2007	Beginning Accrued Liability	Charged to Expense	Expend- itures/ Transfer to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(184,518)	$820,427
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	—
	$836,854	$669,526	$(685,953)	$820,427

Interest Expense

Interest expense included the following:

	Quarter Ended March 31,
	2007	2006
Contractual interest expense	$60,474	$84,735
Amortization of debt issuance costs	17,200	93,564
Accretion of $1.25 million convertible debt	62,168	—
	$139,842	$178,299

In addition to contractual interest expense, in future periods, interest expense will include the following:

•                  amortization of unamortized debt issuance costs, which totaled $120,000 at March 31, 2007 and are being amortized at the rate of $17,000 per quarter; and

•                  accretion of the $1.25 million convertible debt at the rate of approximately $62,000 per quarter.

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on May 11, 2008. As of March 31, 2007, $650,000 was outstanding under the line of credit and, based on borrowing limitations, there was $377,000 available for borrowing.

Total cash, cash equivalents and short-term marketable securities at March 31, 2007 were $2.5 million compared to $3.7 million at December 31, 2006. We had working capital of $0.2 million at March 31, 2007 and $1.4 million at December 31, 2006.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first quarter of 2007 resulted from $1.0 million used in operations, $13,000 used for capital expenditures, $83,000 used for other investing activities, primarily patent applications, and $95,000 used for principal payments on long-term debt and capital leases.

Net accounts receivable were flat at $1.3 million at both March 31, 2007 and December 31, 2006. Included in the balance at March 31, 2007 was an aggregate of $1.1 million due from our five largest customers. Of the amount due from these customers at March 31 2007, $0.6 million was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.3 million to $1.4 million at March 31, 2007 compared to $1.1 million at December 31, 2006 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the second quarter of 2007.

Capital expenditures of $13,000 in the first quarter of 2007 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $500,000 in 2007 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures.

Accounts payable increased $0.3 million to $0.9 million at March 31, 2007 from $0.6 million at December 31, 2006 due primarily to the increased inventory purchases mentioned above and the timing of payments to major vendors.

Derivative liabilities of $1.1 million at March 31, 2007 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Accrued severance and related liabilities of $0.8 million at March 31, 2007 related to the resignation and retirement of two of our executive officers during 2006, as well as charges related to our March 2007 reduction in force and the April 2007 termination of Mr. J. Michael Redmond, our Senior Vice President of Business Development. See Note 4 of Notes to Consolidated Financial Statements for additional detail.

Deferred revenue totaled $1.0 million at March 31, 2007 compared to $1.2 million at December 31, 2006. The balance at March 31, 2007 included $34,000 received from Serono, $30,000 received from Merial, $238,000 received from Hoffman-La Roche Inc. and Trimeris, $99,000 from Vical, $435,000 received from a European biotechnology firm and $166,000 received from an undisclosed pharmaceutical company.

We have outstanding a term loan agreement with Partners for Growth, L.P. (“PFG”) for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the prime rate and is convertible at any time by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at March 31, 2007, this debt was recorded on our balance sheet at $255,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

We also have outstanding a Loan and Security Agreement (the “Loan Agreement”) with PFG. The Loan Agreement provides for two loan facilities. One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). The Revolving Loan matures on May 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control. As of March 31, 2007, we had $650,000 outstanding under the Revolving Loan at an interest rate of 10.25% and, based on borrowing limitations, $377,000 was available for future borrowings.

The $500,000 Term Loan is to be repaid in 18 equal monthly installments, with a maturity date of May 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%. At March 31, 2007, we had $417,000 outstanding under this Term Loan at an interest rate of 9.75%.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 2, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note 9. of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our reported market risks or risk management policies since the filing of our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2007.

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

Changes in Internal Control Over Financial Reporting

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

We may need additional funding to support our operations beyond 2007; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We believe that, as a result of the restructuring we undertook in March 2007 and the new development, licensing and supply agreements we anticipate entering into in 2007, our current cash, cash equivalents and marketable securities will be sufficient to fund our operations and anticipated cash expenditures through March 31, 2008. If we are not able to enter into an adequate number of licensing, development and supply agreements by March 31, 2008, we will need to do one or more of the following in order to continue as a going concern: reduce our expenditure run-rate, secure additional long-term debt financing, secure additional equity financing or secure additional short-term financing. There is no guarantee that we will be able to reduce our expenditure run-rate sufficiently or that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At March 31, 2007, we had an accumulated deficit of $115.6 million and a net working capital deficit of $55,000. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated April 2, 2007 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

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

Our operating results could suffer as a result of the retirement of our President and Chief Executive Officer. On October 18, 2006, Mr. James O’Shea retired as our Chairman effective immediately and as a Director and President and Chief Executive Officer effective December 31, 2006. Mr. Jerald S. Cobbs was appointed our Chairman effective October 18, 2006 and as our Interim President and CEO effective March 8, 2007. We are conducting a search for a new permanent chief executive officer.

In addition, also effective March 8, 2007, the Board of Directors created an Executive Committee, which will serve the role of our Chief Operating Officer. The Executive Committee is composed of Ms. Christine Farrell and Dr. Richard R. Stout, Ms. Farrell also serves as our Vice President of Finance and Dr. Stout was promoted, effective March 8, 2007, to serve as our Executive Vice President and Chief Medical Officer.

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

We may not be able to comply with Nasdaq listing requirements, which could result in our common stock being delisted from the Nasdaq Capital Market. On October 3, 2006, we received a Nasdaq Staff Deficiency Letter stating that we failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 bid requirement. Compliance would be regained if at any time prior to April 2, 2007 the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. On November 1, 2006, Nasdaq notified us that we were in compliance with the minimum bid requirement. While we are again in compliance with the minimum bid requirement, our common stock continues to trade near $1.00 and, as a result, we may not be able to maintain compliance. In addition, we may be unable to comply with Nasdaq’s other listing standards on an ongoing basis. As a result, our stock may be delisted from the Nasdaq Capital Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional debt or equity resources.

The fair value of accounting for derivative liabilities may materially impact the results of our operations in future periods. We recorded derivative liabilities in connection with our convertible debt and equity financing agreements in 2006. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these derivative liabilities are reported at fair value each reporting period. Changes in the fair value are recorded as a component of earnings. Changes in the value of the derivative liabilities may materially impact results of operations in future periods.

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

Bioject has received the following certifications from Underwriters Laboratories or TUV Product Services that our products and quality systems meet the applicable requirements, which allows us to label our products with the CE Mark and sell them in the European Community and non European Community countries.

Certificate	Dated
ISO 13485:2003 and CMDCAS (Underwriters Laboratories)	December 2006

Annex V of the Directive 93/42/EEC on Medical Devices (TUV)	Audit February 2006

Annex II, section 3 of the Directive 93/42/EEC on Medical Devices (TUV)	Audit February 2006

If we are unable to continue to meet the standards of ISO 9001 or CE Mark certification, it could have a material adverse effect on our business and cause our financial results to suffer.

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

If we are unable to manage our growth, our results of operations could suffer. If our products achieve market acceptance or if we are successful in entering into significant product supply agreements with major pharmaceutical or biotechnology companies, we expect to experience rapid growth. Such growth would require expanded customer service and support, increased personnel, expanded operational and financial systems, and implementing new and expanded control procedures. We may be unable to attract sufficient qualified personnel or successfully manage expanded operations. As we expand, we may periodically experience constraints that would adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect our financial condition and results of operations.

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

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares for sale under the Securities Act. We have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.4 million shares issuable upon exercise of warrants. In addition, as of December 31, 2006, we had 661,858 shares of common stock reserved for future issuance under our stock incentive plan and our employee share purchase plan combined. As of March 31, 2007, options to purchase approximately 1.7 million shares of common stock were outstanding and 541,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In connection with the Loan Agreement signed in December 2006, we issued a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.37 per share. The warrant expires on December 10, 2011. The shares underlying this warrant have not been registered for resale.

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

Date: May 15, 2007	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ JERALD S. COBBS
Chairman of the Board and Interim President
and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)