Form 10-Q
period 2007-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2007-08-14
CIK 810084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	15,152,937
(Class)	(Outstanding at August 9, 2007)

BIOJECT MEDICAL TECHNOLOGIES INC.
FORM 10-Q
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$421,440	$1,977,546
Short-term marketable securities	1,700,000	1,675,000
Accounts receivable, net of allowance for doubtful accounts of $13,702 and $13,702	673,418	1,323,684
Inventories	962,017	1,058,315
Other current assets	211,292	320,580
Total current assets	3,968,167	6,355,125

Property and equipment, net of accumulated depreciation
of $5,667,834 and $5,257,662	2,642,614	2,983,925
Goodwill	94,074	94,074
Other assets, net	1,282,802	1,190,997
Total assets	$7,987,657	$10,624,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$1,017,477	$838,567
Current portion of long-term debt	333,333	333,333
Accounts payable	548,221	583,744
Accrued payroll	339,991	333,304
Derivative liabilities	1,609,375	782,161
Accrued severance and related liabilities	517,961	836,854
Other accrued liabilities	81,020	90,094
Deferred revenue	319,067	1,166,870
Total current liabilities	4,766,445	4,964,927

Long-term liabilities:
Long-term debt	—	166,667
Deferred revenue	20,840	52,088
Other long-term liabilities	334,883	358,389

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at June 30, 2007 and December 31, 2006, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares at June 30, 2007 and December 31, 2006, no stated value, liquidation preference of $1.37 per share	5,113,156	4,922,233
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 15,131,712 shares and 14,492,838 shares at June 30, 2007 and December 31, 2006	112,528,834	111,653,067
Accumulated deficit	(116,655,269)	(113,372,018)
Total shareholders’ equity	2,865,489	5,082,050
Total liabilities and shareholders’ equity	$7,987,657	$10,624,121

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Net sales of products	$1,950,393	$2,121,534	$3,586,909	$3,380,802
License and technology fees	801,827	638,152	1,293,514	1,072,923
	2,752,220	2,759,686	4,880,423	4,453,725

Operating expenses:
Manufacturing	1,634,843	2,504,924	3,231,066	3,940,615
Research and development	778,241	1,343,179	1,752,016	2,376,495
Selling, general and administrative	635,127	949,279	1,930,552	2,637,474
Total operating expenses	3,048,211	4,797,382	6,913,634	8,954,584
Operating loss	(295,991)	(2,037,696)	(2,033,211)	(4,500,859)

Interest income	28,305	32,897	65,093	77,978
Interest expense	(157,154)	(1,300,157)	(296,996)	(1,478,456)
Change in fair value of derivative liabilities	(553,758)	434,143	(827,214)	434,143
	(682,607)	(833,117)	(1,059,117)	(966,335)
Net loss	(978,598)	(2,870,813)	(3,092,328)	(5,467,194)
Preferred stock dividend	(96,965)	(37,563)	(190,923)	(37,563)
Beneficial conversion on issuance of preferred stock	—	(109,489)	—	(109,489)
Net loss allocable to common shareholders	$(1,075,563)	$(3,017,865)	$(3,283,251)	$(5,614,246)

Basic and diluted net loss per common share allocable to common shareholders	$(0.07)	$(0.21)	$(0.22)	$(0.40)

Shares used in per share calculations	14,986,559	14,251,962	14,867,664	14,152,233

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,092,328)	$(5,467,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expenses related to fair value of stock-based awards	368,827	424,140
Stock contributed to 401(k) Plan	46,440	55,838
Contributed capital for services	114,401	—
Depreciation and amortization	465,973	938,789
Interest expense exchanged for Series E preferred stock	—	32,500
Other non-cash interest expense	159,060	183,834
Loss on settlement of debt	—	600,731
Loss on write-down of property, plant and equipment	—	968,871
Change in fair value of derivative instruments	827,214	434,143
Change in deferred rent	(289)	7,996
Changes in operating assets and liabilities:
Accounts receivable, net	650,266	964,107
Inventories	96,298	(422,762)
Other current assets	99,825	(13,393)
Accounts payable	(35,523)	(475,618)
Accrued payroll	6,687	(6,533)
Accrued severance and related liabilities and other accrued liabilities	(12,883)	(385,798)
Deferred revenue	(879,051)	(945,104)
Net cash used in operating activities	(1,185,083)	(3,105,453)

Cash flows from investing activities:
Purchase of marketable seucrities	(25,000)	(1,620,000)
Maturity of marketable securities	—	400,000
Proceeds from sale of fixed assets	—	1,061,803
Capital expenditures	(68,862)	(124,370)
Other assets	(172,866)	(83,193)
Net cash used in investing activities	(266,728)	(365,760)

Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	54,574	(315,589)
Proceeds from issuance of short-term notes payable	—	2,750,000
Payments made on capital lease obligations	(23,217)	(28,257)
Payments made on long-term debt	(166,667)	(1,631,586)
Debt issuance costs	—	(152,227)
Net proceeds from sale of preferred stock	—	3,000,000
Net proceeds from sale of common stock	31,015	48,478
Net cash provided by (used by) financing activities	(104,295)	3,670,819

Increase (decrease) in cash and cash equivalents	(1,556,106)	199,606

Cash and cash equivalents:
Beginning of period	1,977,546	1,045,442
End of period	$421,440	$1,245,048

Supplemental disclosure of cash flow information:
Cash paid for interest	$137,104	$170,223

Supplemental non-cash information:
Conversion of short-term debt and accrued interest to preferred stock	$—	$1,532,500
Warrant issued in connection with debt financing	—	667,112
Severance costs settled in restricted stock	501,435	83,000
Preferred stock dividend to be settled in Series E preferred stock	190,923	37,563
Beneficial conversion on the issuance of Series E preferred stock	—	109,489

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from Bioject Medical Technologies Inc.’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2007, we had an accumulated deficit of $116.7 million with total shareholders’ equity of $2.9 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Based on our projected cash required for operations, debt service and capital expenditures for the next twelve-month period, we believe that our current cash, cash equivalents and marketable securities of $2.1 million at June 30, 2007, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions related to our recent restructuring and the anticipated signing of additional licensing agreements, will be sufficient to fund our operations and anticipated cash expenditures through June 30, 2008. However, if we are unable enter into the anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, we may need to do one or more of the following:

•                  reduce our current expenditure run-rate;

•                  delay capital and maintenance expenditures;

•                  restructure current debt financing;

•                  secure additional short-term financing;

•                  secure additional long-term debt financing;

•                  secure additional equity financing; or

•                  secure a strategic partner

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

Note 2.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $706,000 and $694,000, respectively, at June 30, 2007 and December 31, 2006, consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials and components	$356,262	$485,420
Work in process	73,428	75,355
Finished goods	532,327	497,540
	$962,017	$1,058,315

Note 3. Net Loss Per Common Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2007	2006
Stock options and warrants	4,574,468	4,831,246
Convertible preferred stock	5,395,349	5,395,349
Total	9,969,817	10,226,595

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

The following table summarizes the activity in the first two quarters of 2007 related to our restructurings:

Six-Month Period Ended June 30, 2007	Beginning Accrued Liability	Charged to Expense	Expend- itures/ Transfer to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(486,984)	$517,961
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	—
	$836,854	$669,526	$(988,419)	$517,961

Note 5. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Serono	36%	19%	30%	15%
Merial	26%	20%	26%	13%
Chronimed	21%	17%	12%	18%
Amgen	16%	23%	18%	30%
Ferring	3%	10%	7%	11%

At June 30, 2007, accounts receivable from these customers accounted for approximately 75% of total accounts receivable. In addition, Serono, Merial and Amgen individually represented 26%, 18% and 16%, respectively, of the June 30, 2007 accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of June 30, 2007.

Note 6. Stock-Based Compensation

In the first quarter of 2007, we issued 100,000 restricted stock units (“RSUs”). The RSUs vest as to 50% of the total on each of March 8, 2008 and 2009. The fair value of the RSUs on the date of grant was $122,000 based on the closing price of our common stock on the date of grant, and is being recognized over the two-year vesting period.

In June 2007, we issued the following:

•                  101,000 RSUs to our non-employee directors. These RSUs vest 50% six months from the grant date and 50% one year from the grant date. The total fair value of the RSUs was $135,340 and is being recognized over the one-year vesting period.

•                  174,000 performance based RSUs to officers and employees. These RSUs vest over three years from December 31, 2007, if the performance criteria are met at December 31, 2007. If the performance criteria are not met, the RSUs will be canceled. The total fair value of the RSUs was $233,160 and is being recognized through the vesting period.

•                  25,750 performance stock options were granted to employees. These stock options vest over three years from December 31, 2007, if the performance criteria are met at December 31, 2007. If the performance criteria are not met, the stock options will be canceled. The fair value of the stock options granted was $23,292 and is being recognized through the vesting period.

•                  74,627 shares of our common stock were issued to our interim CEO as compensation. The fair value of these shares was $100,000 and was recognized immediately.

Also, during the first quarter of 2007, in connection with the restructuring activities described in Note 4, we incurred a non-cash charge of $186,000 related to the early vesting of 201,675 RSUs.

Note 7.  Fair Value of Derivative Liabilities

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. The following table summarizes the Black-Scholes assumptions used to determine fair value and certain other fair value information for each of the instruments as of June 30, 2007:

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black- Scholes Assumptions
Risk-free interest rate	4.5%	4.5%	4.9%
Expected dividend yield	0%	0%	0%
Contractual term (years)	3.5	3.9	.06 – 1.0
Expected volatility	75.9%	74.3%	59.4% - 86.1%

Certain Other Information
Fair value at December 31, 2006	$300,626	$459,614	$21,921
Fair value at June 30, 2007	654,426	942,707	12,242
Change in fair value from December 31, 2006 to June 30, 2007	353,800	483,093	(9,679)

Note 8. Adoption of Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” We adopted Interpretation No. 48 on January 1, 2007. There was no adjustment required to be made to our opening retained earnings balance upon adoption of Interpretation No. 48. Also, we do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

In accordance with paragraph 19 of Interpretation No. 48, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements.

We file tax returns in the U.S. and in various state and local taxing jurisdictions. With few exceptions, we are no longer subject to U.S., state or local income tax examinations for years prior to 2003.

Note 9. New Accounting Pronouncements

In December 2006, the FASB issued Final Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” to stipulate that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of a Loss.”

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning payments to be received under agreements with strategic partners, new licensing agreements, capital expenditures and cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2007, we are continuing to focus our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. Our pipeline of prospective new partnerships remains strong.  We are also actively pursuing additional opportunities both domestic and overseas as we expand our current product line.

By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end user markets.

In 2007, our clinical research efforts continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with 12 institutions.   Further, we continue research efforts in dose sparing and intradermal delivery in collaboration with the World Health Organization (“WHO”) and the Centers for Disease Control and Prevention (CDC”). We recently presented our intradermal data from Inactivated Polio Vaccine studies in Cuba and Oman with the WHO and influenza study in the Dominican Republic with the CDC.

In 2007, our research and development efforts are focusing on the Iject® single use disposable product and the next generation spring device with auto-disable syringe. In addition, we continue to work on product improvements to existing devices and development of products for our strategic partners.  We have completed stage one of our current project with PATH and the concept phase with our undisclosed European biotech partner.  We have also completed several projects with Merial with the launch of Merial’s Derma-Vac™ needle-free device for swine and the Vitajet3 device for canine melanoma.  We are also working with the National Institutes of Health on a program in which we will fill our current polycarbonate B2000 syringe with a DNA vaccine for delivery as a pre-filled syringe.

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

We began a strategic realignment of our company six month ago with a singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses. Phase Two of our realignment campaign is to increase our top line with profitable revenue. We are pleased to announce that we have successfully completed key milestones with a number of our current partners. Further, we believe that these existing programs will progress to the next phase of development and ultimately contribute significantly to our bottom line. We are also in discussions with a number of potential new partners. Importantly, we believe that our existing fixed cost operating base will support a meaningful increase in revenues.

We do not expect to report net income in 2007.

Reduction in Force and Creation of Executive Committee

In March 2007, we announced a reduction in force in order to streamline our operations, which resulted in the elimination of 13 positions. Four of these positions were in research and development, one in sales and marketing and eight in manufacturing. We recorded a charge of $289,000 in the first quarter of 2007 related to these actions. Of the $289,000, $249,000 was for cash severance and related charges and $40,000 was a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008. We anticipate cost savings of approximately $1.3 million in 2007 and approximately $1.9 million in 2008 related to these actions.

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

Effective March 8, 2007, the Board of Directors appointed Mr. Jerald S. Cobbs as Interim President and Chief Executive Officer. Mr. Cobbs has served as our Chairman of the Board since October 2006 and, prior to that, served as a director since March 2006. In addition, also effective March 8, 2007, the Board of Directors created an Executive Committee, which serves the role of our Chief Operating Officer. The Executive Committee is composed of Ms. Christine Farrell and Dr. Richard R. Stout. Ms. Farrell also serves as our Vice President of Finance and Dr. Stout serves as our Executive Vice President and Chief Medical Officer.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of June 30, 2007 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2007	2008 and 2009	2010 and 2011	2012 and beyond
$2.0 million revolving facility	$700,000	$700,000	$—	$—	$—
$500,000 term loan	333,333	249,999	83,334	—	—
$1.25 million term loan(1)	1,250,000	—	—	1,250,000	—
Operating leases	3,073,421	272,984	751,368	789,403	1,259,666
Capital leases	136,324	28,455	84,061	23,808	—
Purchase order commitments	491,050	491,050	—	—	—
	$5,984,128	$1,742,488	$918,763	$2,063,211	$1,259,666

(1)

The accreted value of $317,477 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of June 30, 2007 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity.

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

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2007, we had an accumulated deficit of $116.7 million with total shareholders’ equity of $2.9 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Based on our projected cash required for operations, debt service and capital expenditures for the next twelve-month period, we believe that our current cash, cash equivalents and marketable securities of $2.1 million at June 30, 2007, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions related to our recent restructuring and the anticipated signing of additional licensing agreements, will be sufficient to fund our operations and anticipated cash expenditures through June 30, 2008. However, if we are unable enter into the anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, we may need to do one or more of the following:

•                  reduce our current expenditure run-rate;

•                  delay capital and maintenance expenditures;

•                  restructure current debt financing;

•                  secure additional short-term financing;

•                  secure additional long-term debt financing;

•                  secure additional equity financing; or

•                  secure a strategic partner

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

Results of Operations

The consolidated financial data for the three and six-month periods ended June 30, 2007 and 2006 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Net sales of products	$1,950,393	$2,121,534	$3,586,909	$3,380,802
License and technology fees	801,827	638,152	1,293,514	1,072,923
	2,752,220	2,759,686	4,880,423	4,453,725
Operating expenses:
Manufacturing	1,634,843	2,504,924	3,231,066	3,940,615
Research and development	778,241	1,343,179	1,752,016	2,376,495
Selling, general and administrative	635,127	949,279	1,930,552	2,637,474
Total operating expenses	3,048,211	4,797,382	6,913,634	8,954,584
Operating loss	(295,991)	(2,037,696)	(2,033,211)	(4,500,859)

Interest income	28,305	32,897	65,093	77,978
Interest expense	(157,154)	(1,300,157)	(296,996)	(1,478,456)
Change in fair value of derivative liabilities	(553,758)	434,143	(827,214)	434,143
Net loss	(978,598)	(2,870,813)	(3,092,328)	(5,467,194)
Preferred stock dividend	(96,965)	(37,563)	(190,923)	(37,563)
Beneficial conversion on issuance of preferred stock	—	(109,489)	—	(109,489)
Net loss allocable to common shareholders	$(1,075,563)	$(3,017,865)	$(3,283,251)	$(5,614,246)
Basic and diluted net loss per common share allocable to common shareholders	$(0.07)	$(0.21)	$(0.22)	$(0.40)
Shares used in per share calculations	14,986,559	14,251,962	14,867,664	14,152,233

Revenue

The $0.2 million, or 8.1%, decrease and the $0.2 million, or 6.1%, increase in product sales in the three and six-month periods ended June 30, 2007, respectively, compared to the same periods of 2006, were due primarily to the following:

•                  a $0.3 million and a $0.6 million increase, respectively, in sales of cool.click™ products to Serono; and

•                  a $0.1 million and a $0.5 million increase, respectively, in sales to Merial for companion and production animal products.

These increases were partially offset by a $0.3 million and a $0.5 million decrease, respectively, in vial adapter sales to Amgen and Ferring and a $25,000 and a $0.1 million decrease, respectively, in B2000 product sales, primarily to BioScrip related to Fuzeon® customers.

We currently have significant supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals Inc., Hoffmann-La Roche Inc. and Trimeris Inc., Amgen Inc. and BioScrip Inc. (formerly Chronimed Inc.).

License and technology fees increased $0.2 million in both the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 in accordance with the terms of our current agreements.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Serono, Merial, an undisclosed European biotechnology company, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.9 million, or 34.7%, decrease and the $0.7 million, or 18.0%, decrease in manufacturing expense in the three and six-month periods ended June 30, 2007, respectively, compared to the same periods of 2006 were due primarily to a $77,000 and a $183,000 decrease, respectively, in severance, labor and other manufacturing costs, primarily related to our past restructuring activities. In addition, the three and six-month periods ended June 30, 2006 included a $915,000 non-cash charge for the write-down of our sterile fill equipment in the second quarter of 2006. These decreases were partially offset in the six-month period by increased product sales in the six months ended June 30, 2007 compared to the same period of 2006.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.6 million, or 42.1%, decrease and the $0.6 million, or 26.3%, decrease in research and development expense in the three and six-month periods ended June 30, 2007, respectively, compared to the same periods of 2006 were primarily due to a $123,000 and a $248,000 decrease, respectively, in labor and related expenses, primarily related to our past restructuring activities. In addition, project materials and tooling expenses decreased $561,000 and $292,000 in the three and six-month periods ended June 30, 2007, respectively, compared to the same periods of 2006, as a result of the timing of projects.

Current significant projects include the Iject® needle-free injection device for an undisclosed company, a gas-powered drug delivery system utilizing our B2000 technology for an undisclosed company and the next generation auto-disable spring-powered device.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.3 million, or 33.1%, decrease and the $0.7 million, or 26.8%, decrease in selling, general and administrative expense in the three and six-month periods ended June 30, 2007, respectively, compared to the same periods of 2006 were due to $230,000 and $500,000, respectively, in savings related to our past restructuring activities, as well as a $37,000 and a $165,000 decrease, respectively, in insurance, other professional fees and consulting services.

Restructuring

Restructuring charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Manufacturing	$—	$—	$55,229	$108,041
Research and development	—	—	38,277	30,294
Selling, general and administrative	—	—	576,020	582,059
Total	$—	$—	$669,526	$720,394

The following table rolls forward our restructuring liability in the first six months of 2007:

Six-Month Period Ended June 30, 2007	Beginning Accrued Liability	Charged to Expense	Expend- itures/ Transfer to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(486,984)	$517,961
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	-
	$836,854	$669,526	$(988,419)	$517,961

Interest Expense

Interest expense included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Contractual interest expense	$78,000	$96,000	$139,000	$192,000
Amortization of debt issuance costs	17,000	119,000	34,000	201,000
Acceleration of amortization of debt issuance costs related to early pay-down of $3.0 million term loan	—	300,000	—	300,000
Accretion of PFG and LOF convertible debt	62,000	184,000	124,000	184,000
Loss on settlement of LOF debt	—	601,000	—	601,000
	$157,000	$1,300,000	$297,000	$1,478,000

In addition to contractual interest expense, in future periods, interest expense will include the following:

•                  amortization of unamortized debt issuance costs, which totaled $103,000 at June 30, 2007 and are being amortized at the rate of $17,000 per quarter; and

•                  accretion of the $1.25 million convertible debt at the rate of approximately $62,000 per quarter.

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on May 11, 2008. As of June 30, 2007, $700,000 was outstanding under the line of credit and, based on borrowing limitations, there were no amounts available for borrowing.

Total cash, cash equivalents and short-term marketable securities at June 30, 2007 were $2.1 million compared to $3.7 million at December 31, 2006. We had working capital deficit of $0.8 million at June 30, 2007 compared to working capital of $1.4 million at December 31, 2006.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first six months of 2007 resulted from $1.2 million used in operations, $69,000 used for capital expenditures, $173,000 used for other investing activities, primarily patent applications, and $190,000 used for principal payments on long-term debt and capital leases.

Net accounts receivable decreased $0.6 million to $0.7 million at June 30, 2007 compared to $1.3 million at December 31, 2006. Included in the balance at June 30, 2007 was an aggregate of $0.5 million due from our five largest customers. Of the amount due from these customers at June 30, 2007, $0.3 million was collected prior to the filing of this Form 10-Q.  Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.1 million to $1.0 million at June 30, 2007 compared to $1.1 million at December 31, 2006 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the third quarter of 2007.

Capital expenditures of $69,000 in the first six months of 2007 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $250,000 in 2007 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures.

Derivative liabilities of $1.6 million at June 30, 2007 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Accrued severance and related liabilities of $0.5 million at June 30, 2007 related to the resignation and retirement of two of our executive officers during 2006, as well as charges related to our March 2007 reduction in force and the April 2007 termination of Mr. J. Michael Redmond, our Senior Vice President of Business Development. See Note 4 of Notes to Consolidated Financial Statements for additional detail.

Deferred revenue totaled $0.3 million at June 30, 2007 compared to $1.2 million at December 31, 2006. The balance at June 30, 2007 included $17,000 received from Serono, $238,000 received from Hoffman-La Roche Inc. and Trimeris and $83,000 from Vical.

We have outstanding a term loan agreement with Partners for Growth, L.P. (“PFG”) for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the prime rate and is convertible at any time by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at June 30, 2007, this debt was recorded on our balance sheet at $317,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

We also have outstanding a Loan and Security Agreement (the “Loan Agreement”) with PFG. The Loan Agreement provides for two loan facilities. One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). The Revolving Loan matures on May 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%.  Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month.  If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month.  Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control.  As of June 30, 2007, we had $700,000 outstanding under the Revolving Loan at an interest rate of 10.25% and, based on borrowing limitations, there we no amounts available for future borrowings.

The $500,000 Term Loan is being repaid in 18 equal monthly installments, with a maturity date of May 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%.  At June 30, 2007, we had $333,000 outstanding under this Term Loan at an interest rate of 9.75%.

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

We may need additional funding to support our operations beyond 2007; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We believe that, as a result of the restructuring we undertook in March 2007 and the new development, licensing and supply agreements we anticipate entering into in 2007, our current cash, cash equivalents and marketable securities will be sufficient to fund our operations and anticipated cash expenditures through June 30, 2008. If we are not able to enter into an adequate number of licensing, development and supply agreements by June 30, 2008, we will need to do one or more of the following in order to continue as a going concern: reduce our expenditure run-rate, secure additional long-term debt financing, secure additional equity financing or secure additional short-term financing. There is no guarantee that we will be able to reduce our expenditure run-rate sufficiently or that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all. In addition, reducing our expenditure run-rate may materially and adversely affect our business and operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At June 30, 2007, we had an accumulated deficit of $116.7 million and a net working capital deficit of $0.8 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated April 2, 2007 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

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

Sales of our Iject® pre-filled syringe product are dependent on regulatory approval being obtained for the product’s use with a given drug to treat a specific condition. It is the responsibility of the strategic partner producing the drug to obtain this approval. The failure of a partner to obtain regulatory approval or to comply with government regulations after approval has been received could harm our business. In order for a strategic partner to sell our Iject® pre-filled device for delivery of its drug to treat a specific condition, the partner must first obtain government approval. This process is subject to extensive government regulation both in the U.S. and abroad. As a result, sales of the Iject® product to any strategic partner are dependent on that partner’s ability to obtain regulatory approval. Accordingly, delay or failure of a partner to obtain that approval could cause our financial results to suffer. In addition, if a partner fails to comply with governmental regulations after initial regulatory approval has been obtained, sales of Iject® product to that partner may cease, which could cause our financial results to suffer. The Iject® is still in development and has not yet been sold commercially.

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

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares for sale under the Securities Act. We have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.4 million shares issuable upon exercise of warrants. In addition, as of June 30, 2007, we had 364,000 shares of common stock reserved for future issuance under our stock incentive plan and our employee share purchase plan combined. As of June 30, 2007, options to purchase approximately 1.6 million shares of common stock were outstanding and 635,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In connection with the Loan Agreement signed in December 2006, we issued a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.37 per share. The warrant expires on December 10, 2011. The shares underlying this warrant have not been registered for resale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on June 14, 2007, at which the following actions were taken:

1.               The shareholders elected the three nominees for director to the Board of Directors, two of whom were Class Three directors and one of whom was Class Two. The three directors elected, along with the voting results, were as follows:

Name	Class	No. of Shares Voting For	No. of Shares Withheld Voting
Brigid A. Makes	Three	19,447,078	81,890
John Ruedy, M.D.	Three	19,469,731	59,237
David S. Tierney	Two	19,468,751	60,217

2.               The shareholders approved a proposal to amend the Restated 1992 Stock Incentive Plan to eliminate automatic grants to non-employee directors and permit other types of awards to those directors as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
11,159,815	131,388	19,550	8,218,215

ITEM 6.  EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.
3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.
3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.
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

10.1	Bioject Medical Technologies Inc. Restated 1992 Stock Incentive Plan, as amended March 8, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/JERALD S. COBBS
Chairman and Interim President
and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)