Form 10-Q
period 2007-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2007-11-14
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	15,166,841
(Class)	(Outstanding at November 9, 2007)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$611,190	$1,977,546
Short-term marketable securities	1,450,000	1,675,000
Accounts receivable, net of allowance for doubtful accounts of $13,702 and $13,702, respectively	859,224	1,323,684
Inventories	636,286	1,058,315
Other current assets	178,569	320,580
Total current assets	3,735,269	6,355,125

Property and equipment, net of accumulated depreciation of $5,860,370 and $5,257,662, respectively	2,430,233	2,983,925
Goodwill	94,074	94,074
Other assets, net	1,277,260	1,190,997
Total assets	$7,536,836	$10,624,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$1,535,139	$838,567
Current portion of long-term debt	250,000	333,333
Accounts payable	718,931	583,744
Accrued payroll	382,503	333,304
Derivative liabilities	1,195,669	782,161
Accrued severance and related liabilities	317,840	836,854
Other accrued liabilities	88,688	90,094
Deferred revenue	304,355	1,166,870
Total current liabilities	4,793,125	4,964,927

Long-term liabilities:
Long-term debt	—	166,667
Deferred revenue	5,216	52,088
Other long-term liabilities	324,056	358,389

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; issued and outstanding:
Series D Convertible - 2,086,957 shares at September 30, 2007 and December 31, 2006, no stated value, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares at September 30, 2007 and December 31, 2006, no stated value, liquidation preference of $1.37 per share	5,214,631	4,922,233
Common stock, no par, 100,000,000 shares authorized; issued and outstanding 15,152,937 shares and 14,492,838 shares at September 30, 2007 and December 31, 2006	112,701,254	111,653,067
Accumulated deficit	(117,380,214)	(113,372,018)
Total shareholders’ equity	2,414,439	5,082,050
Total liabilities and shareholders’ equity	$7,536,836	$10,624,121

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Net sales of products	$1,713,883	$2,490,896	$5,300,792	$5,871,698
Licensing and technology fees	83,612	512,862	1,377,126	1,585,785
	1,797,495	3,003,758	6,677,918	7,457,483

Operating expenses:
Manufacturing	1,556,183	2,149,532	4,787,249	6,090,147
Research and development	677,869	1,053,565	2,429,885	3,430,060
Selling, general and administrative	453,084	821,128	2,383,636	3,458,602
Total operating expenses	2,687,136	4,024,225	9,600,770	12,978,809
Operating loss	(889,641)	(1,020,467)	(2,922,852)	(5,521,326)

Interest income	27,649	41,571	92,742	119,549
Interest expense	(175,184)	(212,690)	(472,180)	(1,691,146)
Change in fair value of derivative liabilities	413,706	728,641	(413,508)	1,162,784
	266,171	557,522	(792,946)	(408,813)
Net loss	(623,470)	(462,945)	(3,715,798)	(5,930,139)
Preferred stock dividend	(101,475)	(93,979)	(292,398)	(131,542)
Beneficial conversion on issuance of preferred stock	—	—	—	(109,489)
Net loss allocable to common shareholders	$(724,945)	$(556,924)	$(4,008,196)	$(6,171,170)

Basic and diluted net loss per common share allocable to common shareholders	$(0.05)	$(0.04)	$(0.27)	$(0.43)

Shares used in per share calculations	15,149,821	14,341,359	14,962,750	14,215,967

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,715,798)	$(5,930,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	916,682	593,547
Stock contributed to 401(k) Plan	70,389	97,063
Depreciation and amortization	716,546	1,255,101
Interest expense exchanged for Series E preferred stock	—	32,500
Other non-cash interest expense	221,231	246,032
Loss on settlement of debt	—	600,731
Loss on write-down of property, plant and equipment	—	968,871
Change in fair value of derivative instruments	413,508	(1,162,784)
Change in deferred rent	(289)	9,072
Changes in operating assets and liabilities:
Accounts receivable, net	464,460	686,231
Inventories	422,029	89,496
Other current assets	162,649	64,840
Accounts payable	135,187	(446,075)
Accrued payroll	49,199	140,543
Accrued severance and related liabilities and other accrued liabilities	(520,420)	191,235
Deferred revenue	(909,387)	(1,220,053)
Net cash used in operating activities	(1,574,014)	(3,783,789)

Cash flows from investing activities:
Purchase of marketable securities	(25,000)	(1,670,000)
Maturity of marketable securities	250,000	1,020,000
Proceeds from sale of fixed assets	—	1,061,803
Capital expenditures	(101,514)	(155,590)
Other assets	(172,864)	(128,070)
Net cash provided by investing activities	(49,378)	128,143

Cash flows from financing activities:
Proceeds from (payments on revolving note payable, net)	10,065	(315,589)
Proceeds from issuance of short-term notes payable	500,000	2,750,000
Payments made on capital lease obligations	(34,044)	(43,188)
Payments made on long-term debt	(250,000)	(1,881,583)
Debt issuance costs	—	(152,227)
Net proceeds from sale of preferred stock	—	3,000,000
Net proceeds from sale of common stock	31,015	48,478
Net cash provided by financing activities	257,036	3,405,891

Decrease in cash and cash equivalents	(1,366,356)	(249,755)

Cash and cash equivalents:
Beginning of period	1,977,546	1,045,442
End of period	$611,190	$795,687

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,898	$237,860

Supplemental non-cash information:
Conversion of short-term debt and accrued interest to preferred stock	$—	$1,532,500
Warrant issued in connection with debt financing	30,101	667,112
Severance costs settled in restricted stock	501,435	83,000
Preferred stock dividend to be settled in Series E preferred stock	292,398	131,542
Beneficial conversion on the issuance of Series E preferred stock	—	109,489
Equipment acquired with capital lease	—	48,852

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from Bioject Medical Technologies Inc.’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2007, we had an accumulated deficit of $117.5 million with total shareholders’ equity of $2.4 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

In November 2007, Partners For Growth, L.P. (“PFG”) asserted that we are in default under the loan agreements we have with PFG as a result of our not achieving certain revenue covenants in one loan agreement. We have four outstanding loans with PFG and have granted a security interest in all of our assets as collateral for the loans. We are negotiating with PFG with respect to a forbearance agreement under which PFG will agree not to declare us in default under the loan agreements with respect to specified events for an agreed upon time period. In return for this forbearance, we expect to have to pay PFG approximately $550,000, which will be applied to one or more of our loans. We expect that we will also be required to reduce the exercise or conversion price, as applicable, of three warrants and a convertible loan held by PFG to an amount in excess of market value. While we are in negotiations with respect to $500,000 of new debt financing, there is no assurance that we will ultimately receive this financing. We are also attempting to secure additional debt or equity financing. If we are unable to arrange new financing on terms acceptable to us or in a relatively short period of time, the expected payment to PFG will materially and adversely affect our liquidity and ability to continue operations beyond December 31, 2007. In addition, the expected repricing of the warrants and convertible loan will result in dilution to existing shareholders.

If we are unable to negotiate a mutually acceptable forbearance agreement with PFG or are otherwise unable to regain or maintain compliance with our credit agreements, whether before or after the forbearance period, PFG could declare us in default under the loan agreements, accelerate all of our outstanding indebtedness and foreclose on our assets, which could have a material and adverse effect on our business and our ability to continue operations.

In addition to the approximately $550,000 payment mentioned above, we require cash for operations, debt service and capital expenditures. We had cash, cash equivalents and marketable securities of $2.1 million at September 30, 2007. If we are unable to enter into anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, or secure the new $500,000 loan referred to above, we may need to do one or more of the following:

•                  reduce our current expenditure run-rate;

•                  delay capital and maintenance expenditures;

•                  restructure current debt financing;

•                  secure additional short-term financing;

•                  secure additional long-term debt financing;

•                  secure additional equity financing; or

•                  secure a strategic partner.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

Note 2.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $725,000 and $694,000, respectively, at September 30, 2007 and December 31, 2006, consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials and components	$355,542	$485,420
Work in process	52,849	75,355
Finished goods	227,895	497,540
	$636,286	$1,058,315

Note 3. Net Loss Per Common Share

The following common stock equivalents are excluded from diluted loss per common share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended September 30,
	2007	2006
Stock options and warrants	4,598,526	4,892,020
Convertible preferred stock	5,395,349	5,395,349
Convertible debt	912,409	912,409
Total	10,906,284	11,199,778

Note 4. Creation of Executive Committee to Serve as COO and Reduction in Force

In March 2007, we restructured our corporate organization and created an executive committee consisting of Dr. Richard Stout, Executive Vice President and Chief Medical Officer, and Christine Farrell, Vice President of Finance, which reported to Mr. Cobbs, Chairman and Interim President and CEO until the hiring of our new President and Chief Executive, Mr. Ralph Makar, as discussed in Note 11. The Executive Committee now reports to Mr. Makar. In connection with the restructuring, on March 23, 2007, our Board of Directors authorized the elimination of 13 positions to reduce expenses and streamline operations. We recorded a charge of $289,000 in the first quarter of 2007 related to these actions. Of the $289,000, $249,000 is cash severance and related charges and $40,000 is a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008. We anticipate cost savings of approximately $1.3 million in 2007 and approximately $1.9 million in 2008 related to these actions.

In addition, on April 12, 2007, we entered into a Separation Agreement with Mr. J. Michael Redmond, our Senior Vice President of Business Development, wherein his employment with us terminated effective May 1, 2007. Pursuant to Mr. Redmond’s previously existing employment agreement, he received cash severance benefits of $217,350, which is equal to 12 months of his current base pay, plus approximately $17,000 for certain other benefits, to be paid over a 12 month period. In addition, 163,508 outstanding, but unvested, restricted stock units vested, resulting in a non-cash charge of $147,000. The terms of the agreement were substantially agreed upon at March 31, 2007, and, as such, the total severance charge of $381,000 was recognized as a component of selling, general and administrative expense in the first quarter of 2007.

The following table summarizes the activity in the first three quarters of 2007 related to our restructurings:

Nine-Month Period Ended September 30, 2007	Beginning Accrued Liability	Charged to Expense	Expenditures/ Transfer to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(687,105)	$317,840
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	—
	$836,854	$669,526	$(1,188,540)	$317,840

Note 5. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Merial	44%	5%	32%	9%
Serono	3%	40%	21%	25%
Amgen	13%	19%	16%	26%
BioScrip Inc. (formerly Chronimed Inc.)	7%	14%	8%	18%
Ferring	8%	16%	7%	13%

At September 30, 2007, accounts receivable from these customers accounted for approximately 62% of total accounts receivable. In addition, Merial and Amgen individually represented, 38% and 12%, respectively, of the September 30, 2007 accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of September 30, 2007.

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

Also, during the first quarter of 2007, in connection with the restructuring activities described in Note 5, we incurred a non-cash charge of $186,000 related to the early vesting of 201,675 RSUs.

Note 7.  Fair Value of Derivative Liabilities

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. The following table summarizes the Black-Scholes assumptions used to determine fair value and certain other fair value information for each of the instruments as of September 30, 2007:

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black-Scholes Assumptions
Risk-free interest rate	4.1%	4.1%	4.1%
Expected dividend yield	0%	0%	0%
Contractual term (years)	3.02	3.52	0.50
Expected volatility	75.78%	74.81%	59.36% - 86.05%

Certain Other Information
Fair value at December 31, 2006	$300,626	$459,614	$21,921
Fair value at September 30, 2007	479,916	704,369	11,384
Change in fair value from December 31, 2006 to September 30, 2007	(179,290)	(244,755)	10,537

Note 8. Adoption of Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” We adopted Interpretation No. 48 on January 1, 2007. There was no adjustment required to be made to our opening retained earnings balance upon adoption of Interpretation No. 48. Also, we do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

In accordance with paragraph 19 of Interpretation No. 48, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements.

We file tax returns in the U.S. and in various state and local taxing jurisdictions. With few exceptions, we are no longer subject to U.S., state or local income tax examinations for years prior to 2003.

Note 9. New Accounting Pronouncements

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our financial position or results of operations.

EITF Abstracts, Topic No. D-98

In June 2007, the SEC announced revisions to EITF Topic No. D-98 related to the release of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The revisions indicated that liability classification for financial instruments that meet the conditions for temporary equity classification is no longer acceptable. As a consequence, the fair value option under SFAS No. 159 may not be applied to any financial instrument that qualifies as temporary equity. Registrants that do not choose retrospective application should apply EITF Topic No. D-98 prospectively to all affected instruments entered into, modified or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our financial position or results of operations.

Note 10. Debt Financing

On August 31, 2007, we entered into a 2007 Term Loan and Security Agreement (the “Loan Agreement”) with PFG for a $500,000 term loan (the “Loan”). The Loan is due in twelve equal monthly installments of $41,666.67 commencing October 1, 2007 and ending September 1, 2008.  Interest accrues at the rate of the prime rate of Silicon Valley Bank plus 2% per annum and is due on the first day of each month for interest accrued during the prior month. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. The Loan Agreement contains certain revenue and working capital covenants. At September 30, 2007, $500,000 was outstanding on this Loan at an interest rate of 9.75%. We were in compliance with the revenue and working capital requirements at September 30, 2007. See also Note 1 for a discussion of an alleged covenant default subsequent to September 30, 2007.

In connection with the Loan Agreement, we issued a warrant to PFG to purchase 71,429 shares of our common stock at a price of $1.40 per share. The warrant is immediately exercisable and expires on August 30, 2014 and grants PFG piggy-back registration rights. The value of the warrant was determined to be $30,101 using the Black-Scholes valuation model and the following assumptions:

Risk-free interest rate	4.9%
Expected dividend yield	0.0%
Contractual term	7 years
Expected volatility	80.58%

The value of the warrant was allocated to common stock and is being amortized as additional interest expense over the one-year life of the loan.

Note 11. Subsequent Events

Hiring of New President and Chief Executive Officer

In October 2007, we hired Mr. Ralph Makar to serve as our President and Chief Executive Officer. Mr. Makar was also appointed as a Class I member of our Board of Directors.

In connection with the hiring of Mr. Makar, we issued the following:

•                  a non-qualified stock option outside of, but on terms and conditions substantially identical to, the terms and conditions of our Restated 1992 Stock Incentive Plan, as amended (the “Plan”), to purchase 150,000 shares of our common stock at an exercise price of $1.38 per share. The option vests as to 1/3 of the options annually on each of the first three anniversaries of the grant date and has a term of 10 years. The fair value of this option grant was $185,000 and will be recognized over the three-year vesting period; and

•                  a RSU grant of 100,000 units, with each unit representing the right to receive one share of our common stock, subject to certain vesting conditions and forfeiture provisions.  The RSU grant was made outside of, but on terms and conditions substantially identical to, the Plan. The RSU grant vests as to 1/3 of the units annually on each of the first three anniversaries of the grant date. The fair value of the RSU grant was $133,000 and will be recognized over the three-year vesting period.

Hoffmann-La Roche Inc. and Trimeris Inc.

In October 2007, Hoffmann-La Roche Inc. and Trimeris Inc. announced that it was not going to continue with its FDA submission for Fuzeon® to be administered with the B2000. At September 30, 2007, we had $237,500 in non-refundable fees in deferred revenue and we anticipate that we will recognize the revenue in the fourth quarter of 2007.

Agreement with Serono

In October 2007, we entered into a three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs.

PFG Loan Covenant Default

See Note 1 for a discussion of our alleged loan covenant default and related consequences.

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

In 2007, our clinical research efforts continue to be aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in collaborations with 12 institutions.  Further, we continue research efforts in dose sparing and intradermal delivery in collaboration with the World Health Organization (“WHO”) and the Centers for Disease Control and Prevention (“CDC”). We recently presented our intradermal data from Inactivated Polio Vaccine studies in Cuba and Oman with the WHO and influenza study in the Dominican Republic with the CDC.

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

We began a strategic realignment of our company six months ago with a singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses. Phase Two of our realignment campaign is to increase our top line with profitable revenue. We are pleased to announce that we have successfully completed key milestones with a number of our current partners. Further, we believe that these existing programs will progress to the next phase of development and ultimately contribute significantly to our bottom line.  In October 2007, we entered into a three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

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

In addition, in April 2007, we entered into a Separation Agreement with Mr. J. Michael Redmond, our Senior Vice President of Business Development, wherein his employment with us terminated effective May 1, 2007. Pursuant to Mr. Redmond’s previously existing employment agreement, he received cash severance benefits of $217,350, which is equal to 12 months of his current base pay, plus approximately $17,000 for certain other benefits, payable over a 12 month period. In addition, 163,508 outstanding, but unvested, restricted stock units vested, resulting in a non-cash charge of $147,000. The total severance charge of $381,000 was recognized as a component of selling, general and administrative expense in the first quarter of 2007.

We hired Mr. Ralph Makar in October 2007 to serve as our President and Chief Executive Officer. In addition, effective March 8, 2007, the Board of Directors created an Executive Committee, which serves the role of our Chief Operating Officer. The Executive Committee is composed of Ms. Christine Farrell and Dr. Richard R. Stout and reports to our Chief Executive Officer. Ms. Farrell also serves as our Vice President of Finance and Dr. Stout serves as our Executive Vice President and Chief Medical Officer.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of September 30, 2007 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2007	2008 and 2009	2010 and 2011	2012 and beyond
$2.0 million revolving facility	$655,491	$655,491	$—	$—	$—
December 2006 $500,000 term loan	250,000	83,333	166,667	—	—
August 2007 $500,000 term loan	500,000	125,000	475,000	—	—
$1.25 million term loan(1)	1,250,000	—	—	1,250,000	—
Operating leases	2,891,679	91,242	751,368	789,403	1,259,666
Capital leases	164,777	56,911	84,058	23,808	—
Purchase order commitments	755,478	755,478	—	—	—
	$6,467,425	$1,767,455	$1,477,093	$2,063,211	$1,259,666

(1)         The accreted value of $379,648 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of September 30, 2007 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity.

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

We have historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2007, we had an accumulated deficit of $117.4 million with total shareholders’ equity of $2.4 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

In November 2007, Partners For Growth, L.P. (“PFG”) asserted that we are in default under the loan agreements we have with PFG as a result of our not achieving certain revenue covenants in one loan agreement. We have four outstanding loans with PFG and have granted a security interest in all of our assets as collateral for the loans. We are negotiating with PFG with respect to a forbearance agreement under which PFG will agree not to declare us in default under the loan agreements with respect to specified events for an agreed upon time period. In return for this forbearance, we expect to have to pay PFG approximately $550,000, which will be applied to one or more of our loans. We expect that we will also be required to reduce the exercise or conversion price, as applicable, of three warrants and a convertible loan held by PFG to an amount in excess of market value. While we are in negotiations with respect to $500,000 of new debt financing, there is no assurance that we will ultimately receive this financing. We are also attempting to secure additional debt or equity financing. If we are unable to arrange new financing on terms acceptable to us or in a relatively short period of time, the expected payment to PFG will materially and adversely affect our liquidity and ability to continue operations beyond December 31, 2007. In addition, the expected repricing of the warrants and convertible loan will result in dilution to existing shareholders.

If we are unable to negotiate a mutually acceptable forbearance agreement with PFG or are otherwise unable to regain or maintain compliance with our credit agreements, whether before or after the forbearance period, PFG could declare us in default under the loan agreements, accelerate all of our outstanding indebtedness and foreclose on our assets, which could have a material and adverse effect on our business and our ability to continue operations.

In addition to the approximately $550,000 payment mentioned above, we require cash for operations, debt service and capital expenditures. We had cash, cash equivalents and marketable securities of $2.1 million at September 30, 2007. If we are unable to enter into anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, or secure the new $500,000 loan referred to above, we may need to do one or more of the following:

•                  reduce our current expenditure run-rate;

•                  delay capital and maintenance expenditures;

•                  restructure current debt financing;

•                  secure additional short-term financing;

•                  secure additional long-term debt financing;

•                  secure additional equity financing; or

•                  secure a strategic partner.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

Results of Operations

The consolidated financial data for the three and nine-month periods ended September 30, 2007 and 2006 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Net sales of products	$1,713,883	$2,490,896	$5,300,792	$5,871,698
Licensing and technology fees	83,612	512,862	1,377,126	1,585,785
	1,797,495	3,003,758	6,677,918	7,457,483
Operating expenses:
Manufacturing	1,556,183	2,149,532	4,787,249	6,090,147
Research and development	677,869	1,053,565	2,429,885	3,430,060
Selling, general and administrative	453,084	821,128	2,383,636	3,458,602
Total operating expenses	2,687,136	4,024,225	9,600,770	12,978,809
Operating loss	(889,641)	(1,020,467)	(2,922,852)	(5,521,326)

Interest income	27,649	41,571	92,742	119,549
Interest expense	(175,184)	(212,690)	(472,180)	(1,691,146)
Change in fair value of derivative liabilities	413,706	728,641	(413,508)	1,162,784
Net loss	(623,470)	(462,945)	(3,715,798)	(5,930,139)
Preferred stock dividend	(101,475)	(93,979)	(292,398)	(131,542)
Beneficial conversion on issuance of preferred stock	—	—	—	(109,489)
Net loss allocable to common shareholders	$(724,945)	$(556,924)	$(4,008,196)	$(6,171,170)
Basic and diluted net loss per common share allocable to common shareholders	$(0.05)	$(0.04)	$(0.27)	$(0.43)
Shares used in per share calculations	15,149,821	14,341,359	14,962,750	14,215,967

Revenue

The $0.8 million, or 31.2%, decrease and the $0.6 million, or 9.7%, decrease in product sales in the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods of 2006, were primarily due to the following:

•                  a $0.5 million and a $1.1 million decrease, respectively, in vial adapter sales to Amgen and Ferring; and

•                  a $1.0 million and a $0.4 million decrease in sales of cool.click™ product to Serono, respectively.

These decreases were partially offset by the following:

•                  a $0.6 million and a $1.1 million increase, respectively, in sales to Merial for companion and production animal products; and

•                  a $0.1 million and $0.2 million increase, respectively, in B2000 product sales.

In October 2007, Hoffmann-La Roche Inc. and Trimeris Inc. announced that they were not going to continue with their FDA submission for Fuzeon® to be administered with the B2000, which we anticipate will negatively affect our B2000 sales in future periods. However, patients currently utilizing the B2000 for administering Fuzeon® and those in clinical trials may continue using the device.

Also in October 2007, we entered into a three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs.

We currently have significant supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals Inc., Amgen Inc. and BioScrip Inc. (formerly Chronimed Inc.).

License and technology fees decreased $0.4 million, or 83.7%, and $0.2 million, or 13.2%, in the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods of 2006. These decreases resulted from having fewer active agreements during the 2007 periods compared to the 2006 periods.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial, an undisclosed European biotechnology company, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Manufacturing expense decreased $0.6 million, or 27.6%, and $1.3 million, or 21.4%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. These decreases were due primarily to a $65,000 and a $200,000 decrease, respectively, in severance, labor and other manufacturing costs, primarily related to our past restructuring activities. Decreases in product sales contributed approximately $557,000 and $264,000 to the decreases in the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods of 2006. In addition, the nine-month period ended September 30, 2006 included a $915,000 non-cash charge for the write-down of our sterile fill equipment in the second quarter of 2006.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

Research and development expense decreased $0.4 million, or 35.6%, and $1.0 million, or 29.2%, in the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods of 2006. These decreases were due primarily to a $164,000 and a $411,000 decrease, respectively, in labor and related expenses, primarily related to our past restructuring activities. In addition, project materials and tooling expenses decreased $236,000 and $589,000 in the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods of 2006, as a result of the timing of projects.

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

Selling, general and administrative expense decreased $0.4 million, or 44.8%, and $1.1 million, or 31.1%, in the three and nine-month periods ended September 30, 2007, respectively, compared to the same periods of 2006. These decreases were due primarily to $307,000 and $803,000, respectively, in savings related to our past restructuring activities, as well as a $93,000 and a $297,000 decrease, respectively, in insurance, other professional fees and consulting services.

Restructuring

Restructuring charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Manufacturing	$—	$—	$55,229	$108,041
Research and development	—	—	38,277	30,294
Selling, general and administrative	—	—	576,020	582,059
Total	$—	$—	$669,526	$720,394

The following table rolls forward our restructuring liability in the first nine months of 2007:

Nine-Month Period Ended September 30, 2007	Beginning Accrued Liability	Charged to Expense	Expenditures/ Transfer to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(687,105)	$317,840
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	—
	$836,854	$669,526	$(1,188,540)	$317,840

See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our 2007 restructuring charges.

Interest Expense

Interest expense included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Contractual interest expense	$96,000	$66,000	$234,000	$258,000
Amortization of debt issuance costs	17,000	84,000	51,000	285,000
Acceleration of amortization of debt issuance costs related to early pay-down of $3.0 million term loan	—	—	—	300,000
Accretion of PFG and LOF convertible debt	62,000	63,000	187,000	247,000
Loss on settlement of LOF debt	—	—	—	601,000
	$175,000	$213,000	$472,000	$1,691,000

In addition to contractual interest expense, in future periods, interest expense will include the following:

•                  amortization of unamortized debt issuance costs, which totaled $86,000 at September 30, 2007 and are being amortized at the rate of $17,000 per quarter; and

•                  accretion of the $1.25 million convertible debt at the rate of approximately $62,000 per quarter.

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on May 11, 2008. As of September 30, 2007, $655,000 was outstanding under the line of credit and, based on borrowing limitations, there was $80,000 available for borrowing.

Total cash, cash equivalents and short-term marketable securities at September 30, 2007 were $2.1 million compared to $3.7 million at December 31, 2006. We had a working capital deficit of $1.1 million at September 30, 2007 compared to working capital of $1.4 million at December 31, 2006.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first nine months of 2007 resulted from $1.6 million used in operations, $102,000 used for capital expenditures, $173,000 used for other investing activities, primarily patent applications, and $284,000 used for principal payments on long-term debt and capital leases. These decreases were partially offset by $0.5 million of proceeds from a short-term loan received in September 2007.

Net accounts receivable decreased $0.4 million to $0.9 million at September 30, 2007 compared to $1.3 million at December 31, 2006. Included in the balance at September 30, 2007 was an aggregate of $572,000 due from our five largest customers. Of the amount due from these customers at September 30, 2007, $478,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.5 million to $0.6 million at September 30, 2007 compared to $1.1 million at December 31, 2006 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the fourth quarter of 2007.  We anticipate increased inventories at December 31, 2007 due to increased spring-powered product forecasted in 2008 for Serono. As part of Serono’s agreement, it will prepay us for raw material purchases.

Capital expenditures of $102,000 in the first nine months of 2007 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $150,000 in 2007 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures.

Derivative liabilities of $1.2 million at September 30, 2007 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Deferred revenue totaled $0.3 million at September 30, 2007 compared to $1.2 million at December 31, 2006. The balance at September 30, 2007 included $11,000 received from Serono, $238,000 received from Hoffman-La Roche Inc. and Trimeris and $68,000 received from Vical.

We have outstanding a term loan agreement with Partners for Growth, L.P. (“PFG”) for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the prime rate and is convertible at any time by PFG into our common stock at $1.37 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $1.37 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at September 30, 2007, this debt was recorded on our balance sheet at $380,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

We also have outstanding a Loan and Security Agreement (the “Loan Agreement”) with PFG. The Loan Agreement provides for two loan facilities. One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). The Revolving Loan matures on May 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month.  If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control.  As of September 30, 2007, we had $655,000 outstanding under the Revolving Loan at an interest rate of 9.75% and, based on borrowing limitations, there was $80,000 available for future borrowings.

The $500,000 Term Loan is being repaid in 18 equal monthly installments, with a maturity date of May 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%.  At September 30, 2007, we had $250,000 outstanding under this Term Loan at an interest rate of 9.25%.

On August 31, 2007, we entered into a 2007 Term Loan and Security Agreement (the “2007 Loan Agreement”) with PFG for a $500,000 term loan (the “Loan”). The Loan is due in twelve equal monthly installments of $41,666.67 commencing October 1, 2007 and ending September 1, 2008. Interest accrues at the rate of the prime rate of Silicon Valley Bank plus 2% per annum and is due on the first day of each month for interest accrued during the prior month. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. The Loan Agreement contains certain revenue and working capital covenants. At September 30, 2007, $500,000 was outstanding on this Loan at an interest rate of 9.75%. We were in compliance with the revenue and working capital requirements at September 30, 2007.

See “Going Concern and Cash Requirements for the Next Twelve-Month Period” above for a description of recent events relating to the loans with PFG.

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

We are negotiating a forbearance agreement with our lender, who has a security interest in all of our assets. The expected terms of this agreement may have a material adverse effect on our business and cause dilution to shareholders. In addition, if we are unable to successfully negotiate a forbearance agreement or regain or maintain compliance with our loan agreements, our assets could be foreclosed upon, which could materially and adversely affect our business. In November 2007, PFG asserted that we are in default under the loan agreements we have with PFG as a result of our not achieving certain revenue covenants in one loan agreement. We have four outstanding loans with PFG and have granted a security interest in all of our assets as collateral for the loans. We are negotiating with PFG with respect to a forbearance agreement under which PFG will agree not to declare us in default under the loan agreements with respect to specified events for an agreed upon time period. In return for this forbearance, we expect to have to pay PFG approximately $550,000, which will be applied to one or more of our loans. We expect that we will also be required to reduce the exercise or conversion price, as applicable, of three warrants and a convertible loan held by PFG to an amount in excess of market value. While we are in negotiations with respect to $500,000 of new debt financing, there is no assurance that we will ultimately receive this financing. We are also attempting to secure additional debt or equity financing. If we are unable to arrange new financing on terms acceptable to us or in a relatively short period of time, the expected payment to PFG will materially and adversely affect our liquidity and ability to continue operations beyond December

31, 2007. In addition, the expected repricing of the warrants and convertible loan will result in dilution to existing shareholders.

If we are unable to negotiate a mutually acceptable forbearance agreement with PFG or are otherwise unable to regain or maintain compliance with our credit agreements, whether before or after the forbearance period, PFG could declare us in default under the loan agreements, accelerate all of our outstanding indebtedness and foreclose on our assets, which could have a material and adverse effect on our business and our ability to continue operations.

We may need additional funding to support our operations beyond 2007; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. In addition to the approximately $550,000 payment mentioned above, we require cash for operations, debt service and capital expenditures. We had cash, cash equivalents and marketable securities of $2.1 million at September 30, 2007. If we are unable to enter into anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, or secure the new $500,000 loan referred to above, we may need to do one or more of the following:

•                  reduce our current expenditure run-rate;

•                  delay capital and maintenance expenditures;

•                  restructure current debt financing;

•                  secure additional short-term financing;

•                  secure additional long-term debt financing;

•                  secure additional equity financing; or

•                  secure a strategic partner.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At September 30, 2007, we had an accumulated deficit of $117.4 million and a net working capital deficit of $1.1 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated April 2, 2007 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

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

In prior years, several agreements, including those with Hoffman-La Roche Pharmaceuticals, Merck & Co. and Amgen, have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including costs related to obtaining regulatory approval, unsuccessful pre-clinical vaccine studies, changes in vaccine development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy. No revenue resulted from any of the canceled agreements in 2006, 2005 or 2004.

In addition, in October 2007, Hoffmann-La Roche Inc. and Trimeris Inc. announced that they were not going to continue with their FDA submission for Fuzeon® to be administered with the B2000. While we did not have a licensing and supply agreement with these parties, this announcement may negatively affect our B2000 sales in future periods.

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

We hired a new President and Chief Executive Officer, and our business could be harmed if we fail to assimilate him. On October 1, 2007, we hired Mr. Ralph Makar as our new President and Chief Executive Officer. If we fail to effectively assimilate Mr. Makar, it may be disruptive to our business and negatively impact our operating results and may result in the departure of existing employees and customers.

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

We may not be able to comply with Nasdaq listing requirements, which could result in our common stock being delisted from the Nasdaq Capital Market. On October 3, 2006, we received a Nasdaq Staff Deficiency Letter stating that we failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 bid requirement. Compliance would be regained if at any time prior to April 2, 2007 the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days. On November 1, 2006, Nasdaq notified us that we were in compliance with the minimum bid requirement. Our common stock is again trading at less than $1.00 and, as a result, we expect that we will receive another Deficiency Letter from Nasdaq in the near future. In addition, we may be unable to comply with Nasdaq’s other listing standards on an ongoing basis. As a result, our stock may be delisted from the Nasdaq Capital Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional debt or equity resources.

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

Sales of our products, including the Iject® pre-filled syringe, are dependent on regulatory approval being obtained for the product’s use with a given drug to treat a specific condition. It is the responsibility of the strategic partner producing the drug to obtain this approval. The failure of a partner to obtain regulatory approval or to comply with government regulations after approval has been received could harm our business. In order for a strategic partner to sell our devices for delivery of its drug to treat a specific condition, the partner must first obtain government approval. This process is subject to extensive government regulation both in the U.S. and abroad. As a result, sales of our products, including the Iject® product, to any strategic partner are dependent on that partner’s ability to obtain regulatory approval. Accordingly, delay or failure of a partner to obtain that approval could cause our financial results to suffer. In addition, if a partner fails to comply with governmental regulations after initial regulatory approval has been obtained, sales to that partner may cease, which could cause our financial results to suffer. The Iject® is still in development and has not yet been sold commercially.

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

There are a large number of shares eligible for sale into the public market in the near future, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. 520,088 shares of our common stock currently outstanding are eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. The holder of these shares also has certain demand and piggyback registration rights enabling it to register its shares for sale under the Securities Act. We have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.4 million shares issuable upon exercise of warrants. In addition, as of September 30, 2007, we had 658,000 shares of common stock reserved for future issuance under our stock incentive plan and our employee share purchase plan combined. As of September 30, 2007, options to purchase approximately 1.5 million shares of common stock were outstanding and 620,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In connection with the Loan Agreement signed in December 2006, we issued a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.37 per share. In addition, in connection with the Loan Agreement signed in August 2007, we issued a warrant to purchase 71,429 shares of our common stock at an exercise price of $1.40 per share. The warrants expire on December 10, 2011 and August 30, 2014, respectively. The shares underlying these warrants have not been registered for resale.

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

10.1

2007 Term Loan and Security Agreement dated August 31, 2007 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated August 31, 2007 and filed September 7, 2007.

10.2	Warrant, dated August 31, 2007, issued to Partners For Growth, L.P. Incorporated by reference to Form 8-K dated August 31, 2007 and filed September 7, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)