Form 10-K
period 2007-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2008-03-28
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $22,604,444, computed by reference to the last sales price ($1.68) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2007).

The number of shares outstanding of the registrant’s common stock as of March 24, 2008 was 15,594,619 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

We commenced operations in 1985. We develop needle-free injection systems that improve the way patients take injectable medications and vaccines.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2007, we focused our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities both domestic and overseas as we expand our current product line.

Our needle-free injection technology works by forcing liquid medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure medication that penetrates the skin, depositing the medication in the tissue beneath. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end-user markets.

In 2007, our clinical research efforts were aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in research collaborations with 12 institutions. Further, we continue research efforts in dose sparing and intradermal delivery in collaboration with the World Health Organization (“WHO”) and the Centers for Disease Control and Prevention (“CDC”). We recently presented information on our intradermal clinical studies using Inactivated Polio Vaccine studies in Cuba and Oman with the WHO and influenza study in the Dominican Republic with the CDC.

In 2007, our research and development efforts focused on a next generation spring device with auto-disable syringe and the Iject® single use disposable product. In addition, we continue to work on product improvements to existing devices and development of products for our strategic partners. We have completed stage one of our project with Program for Appropriate Technology in Health (“PATH”) and are currently in discussion with PATH regarding possible future projects. In addition, we completed the concept phase with our undisclosed European biotech partner. We have also completed several projects with Merial, culminating in the launch of Merial’s Derma-Vac™ needle-free device for swine and the Vitajet3 device for canine melanoma. We are also working with the National Institutes of Health on a program in which we will fill our current polycarbonate B2000 syringe with a DNA vaccine for delivery as a pre-filled syringe.

We began a strategic realignment of our company during 2007 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to reduce our fixed operating expenses, primarily by reducing headcount and related expenses. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. We have successfully completed key milestones with a number of our current partners. We continue to review and discuss our agreements with our partners and may make changes to the agreements in the future based on strategic decisions that we believe are in the best interests of shareholders. As we enter into new agreements or amend existing agreements, we intend to ensure, to the best of our ability, that they are profitable and aligned with the long-term interests of our shareholders. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs on terms more favorable to us than past agreements. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

For 2008, our key initiatives include the following:

•	Bring closure to discussions with current partners and new potential partners by securing agreements in the best long-term interests of the company;

•

Complete current ongoing vaccine studies with Program for AppropriateTechnologies in Health (“PATH”), the World Health Organization (“WHO”) and Centers for Disease Control (“CDC”), then, if results are positive, assess our options for moving forward in developing world markets;

•	Reach breakeven on a cash operating basis on the current book of business; and

•

Continue implementing our new business strategy by (i) focusing our partnerships in areas where our needle-free systems add value; and (ii) securing injectable indications to allow us to create our own drug+device combinations for the market.

We recently completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities. We are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships.

During 2007, we had licensing and/or development agreements, which often included commercial product supply provisions, with Merial, a European biotechnology company, an undisclosed pharmaceutical company, PATH, the Centers for Disease Control and Prevention and Vical Incorporated.

In addition, we currently have significant supply agreements or commitments with Merial, Serono, Ferring Pharmaceuticals Inc. and BioScrip Inc.

See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K for detailed descriptions of our agreements or arrangements with these companies.

“Biojector,” “Bioject,” “Vitajet,” “Iject,” “Iject-R,” “Vetjet” and “Q-Cap” are trademarks or registered trademarks of Bioject Inc.

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

Because of growing awareness in recent years of the danger of blood-borne pathogen transmission, needle safety has become a higher concern for hospitals, healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needlestick injuries has increased. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations were changed by Congress with passage of the Needlestick Safety Prevention Act, which was effective in 2001. These regulations require implementing “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” in biohazardous “sharps” containers, safer medical devices, including needleless systems, and follow-up testing for victims of needlestick injuries. To date, more than 30 states and the U.S. Occupational Safety and Health

Administration have adopted, or have pending, legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needlestick injuries.

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

Description of Our Products

Biojector® 2000

Our Biojector® 2000 system (B2000) consists of two components: a hand-held, reusable jet injector and a sterile, single-use, disposable plastic syringe capable of delivering variable doses of medication up to 1.0 mL. The B2000 system is a refinement of jet injection technology that enables healthcare professionals to reliably deliver measured variable doses of medication through the skin, either intramuscularly or subcutaneously, without a needle.

The first component of the system, the Biojector® 2000, is a portable hand-held device, which is approximately the size of a flashlight. It is designed both for ease of use by healthcare professionals, as well as to be attractive and non-threatening to patients. The Biojector® 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication. The B2000 is also available with a tank adapter which allows the device to be attached to a large volume CO2 tank. The tank adapter eliminates the need to change CO2 cartridges after every ten injections and is an attractive option for applications where a large number of injections are given in a relatively short period of time.

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

The current suggested list price for the Biojector® 2000 professional jet injector is $1,200, and the suggested list price for Biojector® syringes is $200 for a box of 100 syringes. CO 2 cartridges are sold for a suggested list price of $8.00 for a box of ten. Discounts are offered for volume purchases.

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

The suggested list price for the Vial Adapter is $125.00 for a box of 400. Discounts are offered for volume purchases.

Vitajet®

The Vitajet® is also composed of two components, a portable injector unit and a disposable syringe. It is smaller and lower in cost than other products in our needle-free offering. The method of operation and drug delivery is similar to the Biojector®, except that the Vitajet® is powered by a spring rather than by CO2. Due to its ease of use and lower cost, it is a good solution for home-use self-injection. Vitajet’s® regulatory labeling limits its use to the injection of Insulin. A modified Vitajet®, called the cool.click™, has received regulatory clearance for injection of Serono’s human growth hormone Saizen® and another modified Vitajet®, called the SeroJet™, has regulatory clearance for administering Serono’s human growth hormone Serostim® for the treatment of AIDS wasting. The Vetjet™ is a modified Vitajet® for use in the veterinary market and is licensed to Merial. We believe that the Vitajet® has the potential to achieve regulatory labeling for additional subcutaneous injections. Currently, the Vitajet is not sold for insulin use and is only offered in the modified versions of the cool.click™, SeroJet™ and Vetjet™.

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

The medical equipment market is highly competitive, and competition is likely to intensify. Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes and safety syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of Tyco International, and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.05 to $0.28 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.30 to $0.50 per unit. The average price per injection with the B2000 is approximately $1.40 to $2.08.

We expect to compete with traditional needle-syringes and safety syringes based on issues of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort, and reduced cost of compliance with OSHA regulations and other legislation. Except in the case of certain safety syringes, we do not expect to compete with needle-syringes based on purchase cost alone. However, we believe that the B2000 system will compete effectively based on overall cost when all indirect costs, including disposal of syringes and testing, treatment and workers’ compensation expenses related to needlestick injuries, are considered.

Several companies are developing devices that will likely compete with our jet injection products for certain applications. We are not aware of any current competing products with U.S. regulatory approval that have total features and benefits comparable to the B2000 system.

We are aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 mL or less. These products include: the Medi-Jector Vision®, which is manufactured by Antares Pharma; and the SQ/Pen 2, which is manufactured by The Medical House. These products compete primarily with our spring-powered product line. Current list prices for such injectors range from approximately $200 to $665 per injector.

Significant Customers

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2007	2006
Merial	35%	11%
Serono	16%	27%
Amgen	15%	24%
BioScrip	7%	10%
Ferring	6%	13%

Product Line and Geographic Revenue Information

Revenue by product line was as follows:

	Year Ended December 31,
	2007	2006
Biojector® 2000 (or CO2 powered)	$1,753,956	$2,205,649
Spring Powered	3,582,198	2,942,022
Vial Adapters	1,436,171	2,941,871

	6,772,325	8,089,542
License and Technology Fees	1,575,465	2,705,810

	$8,347,790	$10,795,352

Geographic revenues were as follows:

	Year Ended December 31,
	2007	2006
United States	$6,317,356	$8,184,597
All other	2,030,434	2,610,755

	$8,347,790	$10,795,352

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

Patent Summary Table				Trademark Summary Table
Item	Issued	Pending	Total	Item	Issued	Pending	Total
U.S. Patents	40	18	58	U.S. Trademarks	6	1	7
Foreign Patents	15	20	35	Foreign Trademarks	10	3	13

Total	55	38	93	Total	16	4	20

Our patents expire between 2008 and 2024.

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

Government Regulation

Our products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the Food and Drug Administration (“FDA”) administers the Federal Food, Drug and Cosmetic Act (“FFDCA”) and has adopted regulations to administer that Act. These regulations include policies that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries and certain malfunctions to the FDA. Our manufacturing facilities and certain records are also subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and related regulations. Noncompliance with the Act or its regulations can result in a variety of regulatory actions including warning letters, product detentions, device alerts or field corrections, voluntary and mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

Unless exempted by regulation, the FFDCA provides that medical devices may not be commercially distributed in the U.S. unless they have been cleared by the FDA. The FFDCA provides two basic review procedures for pre-market clearance of medical devices. Certain products qualify for a submission authorized by Section 510(k) of the FFDCA. Under Section 510(k), manufacturers provide the FDA with a pre-market notification (“510(k) notification”) of the manufacturer’s intent to begin marketing the product. In the 510(k) notification, the manufacturer must establish, among other things, that the product it plans to market is substantially equivalent to another legally marketed product. To be substantially equivalent, a proposed product must have the similar intended use and be determined to be as safe and effective as a legally marketed device. Further, it may not raise questions of safety and effectiveness that are different from those associated with a legally marketed device. Marketing a medical device may commence when the FDA issues correspondence finding substantial equivalence to such a legally marketed device. The FDA may require, in connection with the 510(k) submission, that it be provided with animal and/or human clinical test results.

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

In April 2004, we moved to a larger manufacturing facility and the FDA inspected the facility in August 2004 for compliance with Good Manufacturing Practices, with no observations or official actions were required. The most recent FDA inspection was performed in 2007, with one observation reported. A resolution report to address that observation has been sent to the FDA.

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

Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements. The requirements for obtaining pre-market clearance by a foreign country may differ from those required for FDA clearance. Devices having an effective 510(k) clearance or PMA may be exported without further FDA authorization. However, certain countries require their own certifications and FDA authorization is generally required in order to export non-cleared or non-approved medical devices.

In June 1998, we first received certification to ISO 9001 (Quality management systems — Requirements) and EN 46001 (Application of EN ISO 9001 to the manufacture of medical devices) from TUV Product Services indicating that we have in place a quality system that conforms to International Standards for medical device manufacturers. Our quality system has maintained continuous certification. In 2005, we changed auditors, to Underwriters Laboratories, and, due to a change in requirements, migrated our quality system certification to the International Standard ISO 13485:2003 (Medical devices — Quality management systems — Requirements for regulatory purposes).

Our quality system is also certified under the Canadian Medical Devices Conformity Assessment System (“CMDCAS”) for compliance to the Canadian Medical Device Regulation (“CMDR”). We first we received certification to the CMDR from TUV in 2003, in accordance with the Standards Council of Canada (“SCC”) standards, and Health Canada’s regulatory requirements. That same certification is currently provided by Underwriters Laboratories. We hold Canadian Medical Devices Licenses and Medical Device Establishment License with Health Canada permitting the importation for sale of some of our medical devices in Canada.

In November 1999, we first received certification from TUV Product Services to EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive, (MDD), which allows us to label selected products with the CE Mark and sell them in the European Community and various non-European countries that recognize the CE Mark. That certification has been continuously maintained. In October 2007 we passed our most recent MDD re-certification audit with Underwriters Laboratories.

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products. We use clinical magnetic resonance imaging, tissue studies and proprietary in vitro test methods to determine the reliability and performance of new and existing products.

As of March 1, 2008, our research and product development staff, including clinical and regulatory staff members, consisted of five employees. Research and development expense totaled $3.2 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively.

A primary focus of our current research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, our devices are being used in 12 clinical research projects both within and outside of the United States, six of which are DNA-based. These research projects are being conducted by companies engaged in the development of DNA-based medications as well as by universities and governmental institutions conducting research in this area.

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

During 2007, our product development efforts focused on a next generation spring device with auto-disable syringe and on a new generation of personal injectors (the “Iject®”) that are small, disposable and lightweight. We anticipate producing a family of Iject® devices, each optimized for the delivery of a specific drug or vaccine, which could be licensed to pharmaceutical and biotechnology companies for different non-competing products. In addition, we continued to work on product improvements to existing devices and the development of products for our strategic partners.

The Iject® device is designed to be pre-filled and target the growing market for patients administering their own injections in the home. Benefits of the Iject® are: (i) single use; (ii) fully disposable; (iii) minimal patient interaction; (iv) ready to use and (v) safe.

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

Manufacturing

We assemble our products and related syringes from components purchased from outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for our products. Further, while we believe that we continue to maintain supplier relationships that will provide a sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required for us to operate efficiently and profitably.

Employees

As of March 1, 2008, we had thirty-five full-time employees, one part-time employee and one temporary employee. Of these employees, five were engaged in research and product development, twenty-six in manufacturing and six in administration. As of March 1, 2008, we also had four per diem nurses on contract. None of our employees are represented by a labor union.

Product Liability

We believe that our products reliably inject medications both subcutaneously and intramuscularly when used in accordance with product guidelines. Our current insurance policies provide coverage at least equal to an aggregate of $5 million with respect to certain product liability claims. We have experienced one product liability claim to date, and did not incur a significant liability. There can be no assurance, however, that we will not become subject to more such claims, that our current insurance would cover such claims, or that insurance will continue to be available to us in the future. Our business may be adversely affected by product liability claims.

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

We may need additional funding to support our operations beyond 2008; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We require cash for operations, debt service and capital expenditures. We had cash, cash equivalents and marketable securities of $2.4 million at December 31, 2007. If we are unable to enter into anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, we may need to do one or more of the following:

•	reduce our current expenditure run-rate;

•	delay capital and maintenance expenditures;

•	restructure current debt financing;

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing; or

•	secure a strategic partner.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. Inability to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate.

We have previously been out of compliance with the covenants in our loan agreements and, if we default under our loan agreements in the future, our lender could foreclose on our assets, which would adversely affect our business. In November 2007, we entered into a Forbearance Agreement with our lender. Under this agreement, our lender agreed not to declare an event of default with respect to certain alleged breaches under our loan agreement through June 1, 2008 and we, in turn, prepaid a portion of a loan and repriced warrants and convertible debt held by the lender. Our obligations to our lender are secured by a pledge of all of our assets. If we are unable to comply with the covenants addressed by the Forbearance Agreement at the end of the forbearance period, or if we otherwise breach our loan agreements, we could be required to negotiate a new forbearance agreement with our lender. If we cannot agree to a new forbearance agreement, or if our lender is unwilling to negotiate a new forbearance agreement, our lender could foreclose on our assets, which would materially and adversely affect our business.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At December 31, 2007, we had an accumulated deficit of $117.8 million and net working capital of $0.4 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

If our products are not accepted by the market, our business could fail. Our success will depend on market acceptance of our needle-free injection drug delivery systems and on market acceptance of other products under development. If our products do not achieve market acceptance, our business could fail. Currently, the dominant technology used for intramuscular and subcutaneous injections is the hollow-needle syringe, which has a cost per injection that is significantly lower than that of our products. Our products may be unable to compete successfully with needle-syringes.

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

In prior years, several agreements, including those with Hoffman-La Roche Pharmaceuticals, Merck & Co. and Amgen, have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including, but not limited to, costs related to obtaining regulatory approval, unsuccessful pre-clinical vaccine studies, changes in vaccine development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy. No revenue resulted from any of the canceled agreements in 2007 or 2006.

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

Our drug+device strategy is new and is subject to a number of risks and uncertainties and, as a result, we may not be successful in implementing the strategy. We recently announced a new component of our business strategy pursuant to which we will attempt to secure rights to injectable medications to sell in combination with our products under our own brand. Successfully implementing this strategy is subject to a number of risks. We may not be successful in securing rights to medications we are interested in combining with our products. Even if successful in securing rights, these products would be subject to FDA approval, and it will be our responsibility to obtain such approval. This approval may not be obtained or may take a significant period of time to obtain. In addition, there is a risk that our device will not work for the new drug indication. We may also need to raise additional funds to finance this new strategy, and there is no assurance such funds will be available to us on acceptable terms or at all. We do not have experience manufacturing or marketing to end-users drug+device combinations. In addition, these new products may not be accepted by the market. Accordingly, there is no assurance that our new strategy will be successfully implemented, and failure to successfully implement the strategy could negatively affect our business.

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

We hired a new President and Chief Executive Officer, and our business could be harmed if we fail to assimilate him. On October 1, 2007, we hired Mr. Ralph Makar as our new President and Chief Executive Officer. If we fail to effectively assimilate Mr. Makar, it could be disruptive to our business and negatively impact our operating results and could result in the departure of existing employees and customers.

Our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations. In March 2007 and 2006, we restructured our operations, which included reducing the size of our workforce. Further headcount reductions were made in January 2008. Despite these efforts, we cannot assure you that we will achieve all of the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these activities in the periods contemplated, or at all. Our inability to realize these benefits, and our failure to appropriately structure our business to meet market conditions, could negatively impact our results of operations. As part of our recent activities, we have reduced the workforce in certain portions of our business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues. In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect our future revenues. Further, we believe our future success depends, in large part, on our ability to attract and retain highly skilled personnel. Our workforce reduction activities could negatively affect our ability to attract such personnel as a result of perceived risk of future workforce reductions. We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring or workforce reduction efforts will be successful.

We may not be able to comply with Nasdaq listing requirements, which could result in our common stock being delisted from the Nasdaq Capital Market. On November 15, 2007, Nasdaq staff notified us that we had failed to comply with Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2.5 million in stockholders’ equity or $35.0 million market value of listed securities or $0.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On January 22, 2008, we received a letter from the Nasdaq staff extending, until January 23, 2008, the deadline to complete the conversion of our $615,000 Convertible Notes into Series F Convertible Preferred Stock to regain compliance with the rule. This conversion occurred on January 22, 2008. Accordingly, we believe that we are in compliance with the stockholders’ equity requirement of Rule 4310(c)(3). The Nasdaq will continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time of our filing of our periodic report for the year ended December 31, 2007 or the quarter ending March 31, 2008, we are not in compliance with such requirement, we will be subject to delisting.

Also, on November 19, 2007, we received a Nasdaq Staff Deficiency Letter stating that we had failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of Bioject’s common stock has closed below the minimum $1.00 bid requirement. The letter states that we will be provided 180 calendar days, or until May 19, 2008, to regain compliance with the minimum bid price requirement. If, at any time prior to May 19, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we are in compliance with the minimum bid requirement. Nasdaq may, in its discretion, extend this 10 consecutive business day period, but generally not beyond 20 consecutive business days. If, by May 19, 2008, we have not regained compliance with the minimum bid price, and the Nasdaq Staff determines that we meet the Nasdaq Capital Market initial listing criteria, other than the minimum bid price, then we will be granted an additional 180 days to regain compliance with the minimum bid price requirement. However, we do not expect to be in compliance with the other initial listing criteria.

We are currently taking actions to improve our business prospects, which we believe will help increase our stock price. However, if we feel that such actions will not increase our stock price enough to meet the minimum bid price requirement by May 19, 2008, we will consider additional actions to help us regain compliance. Such actions may include seeking shareholder approval of a reverse stock split at our 2008 Annual Meeting in order to increase our stock price. There is no assurance, however, that shareholder approval will be sought or obtained or, if obtained, will be obtained in time to comply with the Nasdaq compliance deadline.

The fair value of accounting for derivative liabilities may materially impact the results of our operations in future periods. We recorded derivative liabilities in connection with our convertible debt and equity financing agreements at inception in 2006. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these derivative liabilities are reported at fair value each reporting period. Changes in the fair value are recorded as a component of earnings. Changes in the value of the derivative liabilities may materially impact results of operations in future periods.

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

Future changes to manufacturing procedures could require that we file a new 510(k) notification. Also, future products, product enhancements or changes, or changes in product use may require clearance under Section 510(k), or they may require FDA pre-market approval (“PMA”) or other regulatory clearances. PMAs and regulatory clearances other than 510(k) clearance generally involve more extensive prefiling testing than a 510(k) clearance and a longer FDA review process. It is current FDA policy that pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (“RFD”) to the Office of Combination Products (“OCP”). The pharmaceutical or biotechnology company with which we partner is responsible for the submission to the OCP, although we will have this responsibility with respect to drug+device combinations produced by us under our new strategy. A pre-filled syringe meets the FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The OCP will assign a center with primary jurisdiction for a combination product (CDER, CDRH) to ensure the timely and effective pre-market review of the product. Depending on the circumstances, drug and combination drug/device regulation can be much more extensive and time consuming than device regulation.

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

We have received the following certifications from Underwriters Laboratories (“UL”) that our products and quality systems meet the applicable requirements, which allows us to label our products with the CE Mark and sell them in the European Community and non-European Community countries.

Certificate	Dated
ISO 13485:2003 and CMDCAS	February 2006

Annex V of the Directive 93/42/EEC on Medical Devices	March 2007

Annex II, section 3 of the Directive 93/42/EEC on Medical Devices	March 2007

If we are unable to continue to meet the standards of ISO 9001 or CE Mark certification, it could have a material adverse effect on our business and cause our financial results to suffer.

If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer. The price of our products exceeds the price of needle-syringes and, if coverage or reimbursement levels are reduced, market acceptance of our products could be harmed. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector® 2000 system exceeds the price of a needle-syringe, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of the Biojector® 2000 system.

We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 jet injector and disposable syringes as well as manufacturing processes to produce our modified Vitajets® consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, we have experienced delays in the delivery of certain components. To date, such delays have not had a material adverse effect on our operations. We may experience delays in the future, and these delays could have a material adverse effect on our financial condition and results of operations.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. For example, since 1996, we have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.4 million shares issuable upon exercise of warrants. In addition, as of December 31, 2007, we had approximately 700,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of December 31, 2007, options to purchase approximately 1.4 million shares of common stock were outstanding and approximately 460,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In addition, there are shares issuable upon conversion or exercise of Series F preferred stock, convertible loans and notes and warrants which have not been registered for resale at this time.

Our stock price may be highly volatile, which increases the risk of securities litigation. The market for our common stock and for the securities of other small market-capitalization companies has been highly volatile in recent years. This increases the risk of securities litigation relating to such volatility. We believe that factors such as quarter-to-quarter fluctuations in financial results, new product introductions by us or our competition, public announcements, changing regulatory environments, sales of common stock by certain existing shareholders, substantial product orders and announcement of licensing or product supply agreements with major pharmaceutical or biotechnology companies could contribute to the volatility of the price of our common stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D preferred stock, Series E preferred stock, convertible debt and warrants to purchase common stock representing in aggregate approximately 34% of our outstanding voting power (assuming conversion of the debt and exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

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

We believe that our facilities are sufficient to support our anticipated manufacturing operations and other needs for at least the next ten years. We believe that, if necessary, we will be able to obtain alternative facilities at rates and terms comparable to those of the current leases.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any litigation that could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the NASDAQ Capital Market under the symbol “BJCT.” The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2007.

Year Ended December 31, 2006	High	Low
Quarter 1	$1.90	$1.21
Quarter 2	1.75	1.17
Quarter 3	1.50	0.80
Quarter 4	1.31	0.81

Year Ended December 31, 2007	High	Low
Quarter 1	$1.31	$1.01
Quarter 2	1.70	1.15
Quarter 3	1.50	1.29
Quarter 4	1.41	0.35

As of March 14, 2008, there were 637 shareholders of record and approximately 5,000 beneficial shareholders.

We have not declared any cash dividends during our history and have no intention of declaring a cash dividend in the foreseeable future. Our term loan agreement and credit agreement prohibit us from paying cash dividends without the lender’s consent.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

Recent Sales of Unregistered Securities

In December 2007, we issued warrants to purchase 40,625 shares of our common stock for $0.75 per share to The Strategic Choice in exchange for services rendered during 2007 related to our strategic plan. The warrants are immediately exercisable and expire four years after the date of grant. The issuance of the warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The Strategic Choice represented its intention to acquire the warrants for investment only and not with a view for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrants. The sale of the warrants was made without general solicitation or advertising and the offering of the warrants was not underwritten.

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

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. We assume no obligation to update forward-looking statements if conditions or management’s estimates or opinions should change, even if new information becomes available or other events occur in the future. See also Item 1A. Risk Factors.

OVERVIEW

We develop needle-free injection systems that improve the way patients take injectable medications and vaccines.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2007, we focused our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies. Our pipeline of prospective new partnerships remains strong. We are also actively pursuing additional opportunities both domestic and overseas as we expand our current product line.

Our needle-free injection technology works by forcing liquid medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure medication that penetrates the skin, depositing the medication in the tissue beneath. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end-user markets.

In 2007, our clinical research efforts were aimed primarily at collaborations in the areas of vaccines and drug delivery. Currently, we are involved in research collaborations with 12 institutions. Further, we continue research efforts in dose sparing and intradermal delivery in collaboration with the World Health Organization (“WHO”) and the Centers for Disease Control and Prevention (“CDC”). We recently presented information on our intradermal clinical studies using Inactivated Polio Vaccine studies in Cuba and Oman with the WHO and influenza study in the Dominican Republic with the CDC.

In 2007, our research and development efforts focused on a next generation spring device with auto-disable syringe and the Iject® single use disposable product. In addition, we continue to work on product improvements to existing devices and development of products for our strategic partners. We have completed stage one of our current project with Program for Appropriate Technology in Health (“PATH”) and are currently in discussions with PATH regarding possible future stages for this project and additional projects. However, there is no assurance that we will enter into any future projects with PATH. In addition, we completed the concept phase with our undisclosed European biotech partner. We also completed several projects with Merial, culminating in the launch of Merial’s Derma-Vac™ needle-free device for swine and the Vitajet™3 device for canine melanoma. We are also working with the National Institutes of Health on a program in which we will fill our current polycarbonate B2000 syringe with a DNA vaccine for delivery as a pre-filled syringe.

OUTLOOK

We began a strategic realignment of our company during 2007 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. We have successfully completed key milestones with a number of our current partners. We continually review and discuss our agreements with our partners and may make changes to the agreements in the future based on strategic decisions that we believe are in the best interests of our shareholders. As we enter into new agreements or amend existing agreements, we intend to ensure, to the best of our ability, that they are profitable and aligned with the long-term interests of our shareholders. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs on terms more favorable to us than past agreements. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

We intend to achieve future profitability by ensuring that we enter into profitable, revenue-generating agreements and that we do not enter into agreements that we believe will not add to long-term shareholder value. We recently completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities. We are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. We have recently initiated discussions with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and others.

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

We do not expect to report net income in 2008.

REDUCTION IN FORCE AND CREATION OF EXECUTIVE COMMITTEE

In March 2007, we announced a reduction in force in order to streamline our operations, which resulted in the elimination of 13 positions. Four of these positions were in research and development, one in sales and marketing and eight in manufacturing. We recorded a charge of $289,000 in the first quarter of 2007 related to these actions. Of the $289,000, $249,000 was for cash severance and related charges and $40,000 was a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008. We realized cost savings of approximately $1.3 million in 2007 and anticipate cost savings of approximately $1.9 million in 2008 related to these actions.

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

In March 2007, we restructured our corporate organization and created an executive committee consisting of Dr. Richard Stout, Executive Vice President and Chief Medical Officer, and Christine Farrell, Vice President of Finance, which reported to Mr. Cobbs, Chairman and Interim President and CEO until the hiring of our new President and Chief Executive, Mr. Ralph Makar, in October 2007. The Executive Committee now reports to Mr. Makar.

On January 16, 2008, we eliminated an additional 13 positions. We expect that this reduction in force will result in savings in 2008 of approximately $1.0 million. We incurred approximately $0.1 million for severance and related costs in the first quarter of 2008 related to these actions.

CONTRACTUAL OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2007 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
$2.0 million PFG revolving facility	$52,475	$52,475	$—	$—	$—
December 2006 PFG $500,000 term loan	166,667	166,667	—	—	—
August 2007 PFG $500,000 term loan	333,333	333,333	—	—	—
November 2007 $615,000 Edward Flynn and others convertible note(1)	615,000	—	615,000	—	—
December 2007 $600,000 LOF convertible note	600,000	—	600,000	—	—
$1.25 million PFG term loan(2)	1,250,000	—	—	1,250,000	—
Interest on all debt facilities	261,616	140,963	109,673	10,980	—
Operating leases	2,800,432	371,048	770,148	809,140	850,096

Capital leases	107,866	51,819	49,674	6,373	—
Purchase order commitments	1,531,609	1,531,609	—	—	—

	$7,718,998	$2,647,914	$2,144,495	$2,076,493	$850,096

(1)	This $615,000 convertible note and accrued interest was converted to 8,314 shares of our Series F Convertible Preferred Stock on January 22, 2008.
(2)	The accreted value of $441,813 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of December 31, 2007 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

FORBEARANCE, LIMITED WAIVER AND MODIFICATION TO LOAN AND SECURITY AGREEMENT

On November 19, 2007, we entered into Forbearance No. 1, Limited Waiver and Modification to Loan and Security Agreement (the “Forbearance Agreement”) with Partners for Growth, L.P. (“PFG”). We are party to a loan term agreement with PFG dated August 31, 2007 with respect to a $500,000 term loan (the “Term Loan”). In November 2007, PFG informed us that we were out of compliance with the financial revenue covenant contained in the Term Loan agreement. Such a default also constituted an event of default under two other loan agreements that we have outstanding with PFG. All such loans are referred to collectively as the “PFG Loans.”

Pursuant to the Forbearance Agreement, PFG agreed to forbear, through no later than June 1, 2008 (the “Forbearance Period”), and not declare an Event of Default or exercise other remedies under the PFG Loans for a Permitted Default, as defined in the Forbearance Agreement.

The Forbearance Agreement required that we consummate a subordinated debt or equity financing of at least $500,000 by December 14, 2007, which requirement was satisfied in November 2007, and requires that we maintain certain minimum levels of cash and cash equivalents and net cash operating loss. We were in compliance with these requirements at December 31, 2007.

We may not borrow under our existing revolving loan with PFG during the Forbearance Period without PFG’s consent.

The Forbearance Agreement also provided that we pay $550,000 to PFG on November 20, 2007. PFG applied the $550,000 to the outstanding revolving loan obligation under the Loan and Security Agreement.

The Forbearance Agreement also provides for the amendment of the following instruments as follows:

•	the warrant dated December 11, 2006 to purchase 200,000 shares of common stock was amended to change the exercise price from $1.37 per share to $0.90 per share;

•

the $1.25 million convertible debt financing was amended to adjust the conversion price from $1.37 per share to $0.90 per share, thereby making it convertible into 1,388,889 shares of common stock instead of 912,409 shares;

•	the warrant dated December 14, 2004 to purchase 725,000 shares of common stock was amended to change the exercise price from $1.42 per share to $0.90 per share; and

•	the warrant dated August 31, 2007 to purchase 71,429 shares of common stock was amended to change the exercise price from $1.40 per share to $0.90 per share.

These exercise and conversion prices are subject to further adjustment in certain events described in the Forbearance Agreement.

In addition, during the Forbearance Period, this Forbearance Agreement amends the PFG Loans, other than the $1.25 million convertible debt financing, by reducing the interest rate specified in each such loan agreement by 3% per annum.

OUTSTANDING DEBT

$1.25 Million Term Loan

We have outstanding a term loan agreement with PFG for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the prime rate and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at December 31, 2007, this debt was recorded on our balance sheet at $442,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

$500,000 Term Loan and $2.0 Million Revolving Loan

We also have outstanding a Loan and Security Agreement (the “Loan Agreement”) with PFG. The Loan Agreement provides for two loan facilities. One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). The Revolving Loan matures on June 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control. As of December 31, 2007, we had $52,000 outstanding under the Revolving Loan at an interest rate of 9.25% and, based on borrowing limitations, there was $688,000 available for future borrowings. However, pursuant to the Forbearance Agreement described above, we are not allowed to draw on this line of credit without PFG’s approval. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 6.25% at December 31, 2007.

The $500,000 Term Loan is being repaid in 18 equal monthly installments, with a maturity date of June 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%. At December 31, 2007, we had $167,000 outstanding under this Term Loan at an interest rate of 8.75%. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 5.75% at December 31, 2007.

August 31, 2007 $500,000 Term Loan

On August 31, 2007, we entered into a 2007 Term Loan and Security Agreement (the “2007 Loan Agreement”) with PFG for a $500,000 term loan (the “Loan”). The Loan is due in twelve equal monthly installments of $41,666.67 commencing October 1, 2007 and ending September 1, 2008. Interest accrues at the rate of the prime rate of Silicon Valley Bank plus 2% per annum and is due on the first day of each month for interest accrued during the prior month. Under the 2007 Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. The 2007 Loan Agreement contains certain revenue and working capital covenants, which were replaced by the terms of the Forbearance Agreement. At December 31, 2007, $333,333 was outstanding on this Loan at an interest rate of 9.25%. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 6.25% at December 31, 2007.

$615,000 Convertible Notes

On November 19, 2007, we entered into Convertible Note Purchase and Warrant Agreements pursuant to which we issued Convertible Promissory Notes and warrants to purchase Common Stock. Pursuant to the agreements, we sold a note in the principal amount of $500,000 to Mr. Edward Flynn and sold an aggregate of $115,000 principal amount of notes to Ralph Makar, David Tierney, Richard Stout and Christine Farrell. The notes bore interest at the rate of 8% per annum and were due May 19, 2009. However, all $615,000 of principal and accrued interest were converted to Series F Convertible Preferred Stock on January 22, 2008.

The warrants are exercisable for an aggregate of 82,000 shares of our common stock at an exercise price of $0.75 per share. Each warrant is immediately exercisable and expires four years from the date of issuance.

$600,000 Convertible Notes

On December 5, 2007, we entered into Convertible Note Purchase and Warrant Agreements with each of Life Science Opportunities Fund II, L.P. (“LOF II”) and Life Sciences Opportunities Fund II (Institutional) L.P. (“LOF Institutional” and, together with LOF II, the “Purchasers”) pursuant to which we issued Convertible Promissory Notes and warrants to purchase our common stock. Pursuant to the agreements, we sold a note in the principal amount of $91,104 to LOF II and a note in the principal amount of $508,896 to LOF Institutional. The notes bear interest at the rate of 8% per annum with all principal and interest due May 15, 2009 and may not be prepaid without the written consent of the purchaser holding a given note. The notes are convertible at any time by the purchasers into our common stock at the rate of $0.75 per share. The notes will be automatically converted upon a qualified financing, as defined in the purchase agreement, at a price equal to the financing price.

The warrants are exercisable for an aggregate of 80,000 shares of our common stock at an exercise price of $0.75 per share. Each warrant is immediately exercisable and expires four years from the date of issuance.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE MONTHS

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2007, we had an accumulated deficit of $117.8 million with total shareholders’ equity of $2.4 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Based on our projected cash required for operations, debt service and capital expenditures for 2008, we believe that our current cash, cash equivalents and marketable securities of $2.4 million at December 31, 2007, and funds available under our Revolving Loan, in conjunction with the anticipated expense reductions related to our 2007 restructuring and our 2008 reduction in force, will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2008, barring any unforeseen expenditures. As of December 31, 2007, $52,000 was outstanding under the Revolving Loan and, based on borrowing limitations, there was $688,000 available for borrowing. However, pursuant to the Forbearance Agreement discussed above, we may not draw on the Revolving Loan without PFG’s consent. The Forbearance Agreement expires June 1, 2008 and, depending upon our financial condition, PFG could require us to pay down outstanding balances on existing debt. In addition, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	reduce our current expenditure run-rate;

•	delay capital and maintenance expenditures;

•	restructure current debt financing;

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing; or

•	secure a strategic partner.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. Inability to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate.

RESULTS OF OPERATIONS

The consolidated financial data for the years ended December 31, 2007 and 2006 are presented in the following table:

	Year Ended December 31,
	2007	2006
Revenue:
Net sales of products	$6,772,325	$8,089,542
Licensing and technology fees	1,575,465	2,705,810

	8,347,790	10,795,352
Operating expenses:
Manufacturing	5,857,016	7,868,817
Research and development	3,180,454	4,492,824
Selling, general and administrative	3,185,204	4,842,693

Total operating expenses	12,222,674	17,204,334

Operating loss	(3,874,884)	(6,408,982)
Interest income	116,917	161,711
Interest expense	(632,840)	(1,878,412)
Change in fair value of derivative liabilities	352,468	1,128,915

	(163,455)	(587,786)

Net loss	(4,038,339)	(6,996,768)
Preferred stock dividend	(393,873)	(225,500)
Beneficial conversion on issuance of preferred stock	—	(109,489)

Net loss allocable to common shareholders	$(4,432,212)	$(7,331,757)

Basic and diluted net loss per common share allocable to common shareholders	$(0.29)	$(0.51)

Shares used in per share calculations	15,025,255	14,276,331

Revenue

The $1.3 million, or 16.3%, decrease in product sales in 2007 compared to 2006 was primarily due to the following:

•	a $1.6 million decrease in vial adapter sales to Amgen and Ferring; and

•	a $1.1 million decrease in sales of cool.click™ product to Serono.

These decreases were partially offset by the following:

•	a $1.4 million increase in sales to Merial for companion and production animal products; and

•	a per-unit price increase for our B2000 units.

The decrease in product sales in 2007 compared to 2006 was due primarily to a decrease in the number of units sold.

In October 2007, Hoffmann-La Roche Inc. and Trimeris Inc. announced that they were not going to continue with their FDA submission for Fuzeon® to be administered with the B2000, which we anticipate will negatively affect our B2000 sales in future periods. However, patients currently utilizing the B2000 for administering Fuzeon® and those in clinical trials may continue using the device under a doctor’s orders.

Also in October 2007, we entered into a three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs.

We currently have significant supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals Inc. and BioScrip Inc. (formerly Chronimed Inc.).

License and technology fees decreased $1.1 million, or 41.8%, in 2007 compared to 2006. This decrease resulted from having fewer active agreements during 2007 compared to 2006.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention and Vical Incorporated.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Manufacturing expense decreased $2.0 million, or 25.6%, in 2007 compared to 2006. Decreases in product sales contributed approximately $679,000 to the decrease in 2007 compared to 2006. In addition, the second quarter of 2006 included a $915,000 non-cash charge for the write-down of our sterile fill equipment.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

Research and development expense decreased $1.3 million, or 29.2%, in 2007 compared to 2006. This decrease was due primarily to a $635,000 decrease in labor and related expenses, primarily related to our past restructuring activities. In addition, project materials and tooling expenses decreased $747,000 in 2007 compared to 2006, as a result of the timing of projects.

Current significant projects include a next generation spring-powered device with an auto disable feature and the Iject® needle-free injection device for an undisclosed company.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

Selling, general and administrative expense decreased $1.7 million, or 34.2%, in 2007 compared to 2006. This decrease was due primarily to $0.8 million in savings related to our past restructuring activities, a $0.7 million decrease in restructuring charges, as well as a $188,000 decrease in insurance, other professional fees and consulting services. These decreases were offset by a $178,000 increase in legal fees, $150,000 of salaries and relocation costs related to the hiring of our new CEO in the fourth quarter of 2007.

Restructuring

Restructuring charges were included as a component of our operating expenses as follows:

	Year Ended December 31,
	2007	2006
Manufacturing	$55,229	$108,041
Research and development	38,277	42,742
Selling, general and administrative	576,020	1,274,049

Total	$669,526	$1,424,832

The following table rolls forward our restructuring liability in 2007:

Year Ended December 31, 2007	Beginning Accrued Liability	Charged to Expense	Expenditures/ Transfer to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(875,743)	$129,202
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	—

	$836,854	$669,526	$(1,377,178)	$129,202

See Note 14 of Notes to Consolidated Financial Statements for additional information regarding our 2007 restructuring charges.

Interest Expense

Interest expense included the following:

	Year Ended December 31,
	2007	2006
Contractual interest expense	$282,069	$324,186
Amortization of debt issuance costs	102,099	345,029
Acceleration of amortization of debt issuance costs related to early pay-down of $3.0 million term loan	—	300,236
Accretion of PFG and LOF convertible debt	248,672	308,230
Loss on settlement of LOF debt	—	600,731

	$632,840	$1,878,412

In addition to contractual interest expense, in future periods, interest expense will include the following:

•	amortization of unamortized debt issuance costs, which totaled $262,000 at December 31, 2007 and are being amortized at the rate of $50,000 per quarter; and

•	accretion of the $1.25 million convertible debt at the rate of approximately $62,000 per quarter.

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on June 11, 2008. As of December 31, 2007, $52,000 was outstanding under our Revolving Loan and, based on borrowing limitations, there was $688,000 available for borrowing. However, pursuant to the Forbearance Agreement discussed above, we may not draw on the Revolving Loan without PFG’s consent.

Total cash, cash equivalents and short-term marketable securities at December 31, 2007 were $2.4 million compared to $3.7 million at December 31, 2006. We had working capital of $0.4 million at December 31, 2007 compared to $1.4 million at December 31, 2006.

The overall decrease in cash, cash equivalents and short-term marketable securities during 2007 resulted from $1.5 million used in operations, $108,000 used for capital expenditures, $271,000 used for other investing activities, primarily patent applications, and $1.1 million used for principal payments on long-term debt and capital leases. These decreases were partially offset by $1.7 million of proceeds from loans received in 2007.

Net accounts receivable decreased $0.5 million to $0.8 million at December 31, 2007 compared to $1.3 million at December 31, 2006. Included in the balance at December 31, 2007 was an aggregate of $487,000 due from our five largest customers. Of the amount due from these customers at December 31, 2007, $381,000 was collected prior to the filing of this Form 10-K. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.3 million to $0.8 million at December 31, 2007 compared to $1.1 million at December 31, 2006 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the first quarter of 2008.

Capital expenditures of $108,000 in 2007 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $50,000 in 2008 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures.

Accounts payable increased $0.5 million to $1.1 million at December 31, 2007 compared to $0.6 million at December 31, 2006 primarily due to the purchase of inventory for Serono and increased legal and professional fees.

Other accrued liabilities increased $0.6 million to $0.7 million at December 31, 2007 compared to $0.1 million at December 31, 2006 primarily due to $0.6 million received from Serono for prepaid inventory purchases.

Derivative liabilities of $0.5 million at December 31, 2007 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Deferred revenue totaled $0.4 million at December 31, 2007 compared to $1.2 million at December 31, 2006. The balance at December 31, 2007 included $319,000 received from Serono, $47,000 received from Hoffman-La Roche Inc. and $52,000 received from Vical.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 16. of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Multiple Element Arrangements” requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that can not be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2007, deferred revenues totaled approximately $0.4 million and included amounts received from Serono, Vical and Hoffman-La Roche Inc.

Inventory Valuation

We evaluate the realizability of inventory values based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors. All inventories are reviewed quarterly to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record valuation adjustments for inventory based on the above factors. If circumstances related to our inventories change, our estimates of the realizability of inventory values could materially change.

Long-Lived Asset Impairment

We evaluate our long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. Based on these analyses, we recognized a $915,000 loss for the write-down of our sterile fill equipment in the second quarter of 2006 and a $53,000 loss in 2006 related to the write-down of assets held for sale to their estimated fair market value. We did not recognize any other impairment of our long-lived assets during the periods presented. If circumstances related to our long-lived assets change, we may record additional impairment charges in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Bioject Medical Technologies Inc.

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Portland, Oregon

March 28, 2008

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,722,705	$1,977,546
Short-term marketable securities	666,534	1,675,000
Accounts receivable, net of allowance for doubtful accounts of $13,702	847,382	1,323,684
Inventories	777,151	1,058,315
Other current assets	323,824	320,580

Total current assets	4,337,596	6,355,125
Property and equipment, net of accumulated depreciation of $6,052,600 and $5,257,662	2,297,262	2,983,925
Goodwill	94,074	94,074
Other assets, net	1,240,319	1,190,997

Total assets	$7,969,251	$10,624,121

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$827,621	$838,567
Current portion of long-term debt	166,667	333,333
Accounts payable	1,052,364	583,744
Accrued payroll	178,851	333,304
Derivative liabilities	527,650	782,161
Accrued severance and related liabilities	129,123	836,854
Other accrued liabilities	719,882	90,094
Deferred revenue	316,031	1,166,870

Total current liabilities	3,918,189	4,964,927

Long-term liabilities:
Long-term debt	—	166,667
Convertible notes payable	1,224,081	—
Deferred revenue	102,083	52,088
Other long-term liabilities	315,591	358,389

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible—2,086,957 shares issued and outstanding at December 31, 2007 and 2006, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible—3,308,392 shares issued and outstanding at December 31, 2007 and 2006, liquidation preference of $1.37 per share	5,316,106	4,922,233
Common stock, no par value, 100,000,000 shares authorized; 15,403,705 shares and 14,492,838 shares issued and outstanding at December 31, 2007 and 2006	113,018,663	111,653,067
Accumulated deficit	(117,804,230)	(113,372,018)

Total shareholders' equity	2,409,307	5,082,050

Total liabilities and shareholders' equity	$7,969,251	$10,624,121

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2007	2006
Revenue:
Net sales of products	$6,772,325	$8,089,542
Licensing and technology fees	1,575,465	2,705,810

	8,347,790	10,795,352
Operating expenses:
Manufacturing	5,857,016	7,868,817
Research and development	3,180,454	4,492,824
Selling, general and administrative	3,185,204	4,842,693

Total operating expenses	12,222,674	17,204,334

Operating loss	(3,874,884)	(6,408,982)
Interest income	116,917	161,711
Interest expense	(632,840)	(1,878,412)
Change in fair value of derivative liabilities	352,468	1,128,915

	(163,455)	(587,786)

Net loss	(4,038,339)	(6,996,768)
Preferred stock dividend	(393,873)	(225,500)
Beneficial conversion on issuance of preferred stock	—	(109,489)

Net loss allocable to common shareholders	$(4,432,212)	$(7,331,757)

Basic and diluted net loss per common share allocable to common shareholders	$(0.29)	$(0.51)

Shares used in per share calculations	15,025,255	14,276,331

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock				Common Stock			Total
	Series D		Series E				Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Deficit	Equity
Balance at December 31, 2005	2,086,957	$1,878,768	—	$—	13,968,563	$110,704,560	$(106,040,261)	$6,543,067
Compensation expense related to fair value of stock-based awards, net of awards earned but not issued	—	—	—	—	343,342	674,971	—	674,971
Stock issued in connection with 401(k) and ESPP	—	—	—	—	180,933	193,342	—	193,342
Issuance of Series E Preferred Stock	—	—	3,308,392	4,696,733	—	—	—	4,696,733
Series E Preferred Stock dividends	—	—	—	225,500	—	—	—	225,500
Issuance of warrant in connection with debt financing	—	—	—	—	—	66,030	—	66,030
Issuance of warrant in exchange for services	—	—	—	—	—	14,164	—	14,164
Net loss allocable to common shareholders	—	—	—	—	—	—	(7,331,757)	(7,331,757)

Balance at December 31, 2006	2,086,957	1,878,768	3,308,392	4,922,233	14,492,838	111,653,067	(113,372,018)	5,082,050
Compensation expense related to fair value of stock-based awards, net of awards earned but not issued	—	—	—	—	—	1,119,681	—	1,119,681
Stock issued in connection with 401(k) and ESPP	—	—	—	—	172,960	138,185		138,185
Stock issued in connection with option and warrant exercises	—	—	—	—	1,600	1,616	—	1,616
Restricted stock awards earned pursuant to stock plans	—	—	—	—	736,307	—	—	—
Series E Preferred Stock dividends	—	—	—	393,873	—	—	—	393,873
Issuance of warrants in connection with debt financings	—	—	—	—	—	106,114	—	106,114
Net loss allocable to common shareholders	—	—	—	—	—	—	(4,432,212)	(4,432,212)

Balance at December 31, 2007	2,086,957	$1,878,768	3,308,392	$5,316,106	15,403,705	$113,018,663	$(117,804,230)	$2,409,307

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,038,339)	$(6,996,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	1,119,681	990,055
Stock contributed to 401(k) Plan	88,325	109,230
Contributed capital for services	—	78,662
Depreciation and amortization	1,002,693	1,545,309
Interest expense exchanged for Series E preferred stock	—	32,500
Other non-cash interest expense	349,664	308,230
Loss on settlement of debt	—	600,731
Loss on write-down of property, plant and equipment	—	968,871
Change in fair value of derivative instruments	(254,511)	(1,128,915)
Change in deferred revenue	(800,844)	(1,007,149)
Change in deferred rent	(288)	10,149
Changes in operating assets and liabilities:
Accounts receivable, net	476,302	1,066,590
Inventories	281,164	439,559
Other current assets	51,636	(62,109)
Accounts payable	473,189	(669,217)
Accrued payroll	(154,453)	(71,039)
Accrued severance and related liabilities and other accrued liabilities	(77,943)	407,575

Net cash used in operating activities	(1,483,724)	(3,377,736)

Cash flows from investing activities:
Purchase of marketable securities	—	(1,695,000)
Maturity of marketable securities	1,008,466	1,520,000
Proceeds from sale of fixed assets	—	1,062,673
Capital expenditures	(108,274)	(109,737)
Other assets	(270,632)	(197,200)

Net cash provided by investing activities	629,560	580,736

Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	(592,951)	(315,589)
Proceeds from issuance of short-term notes payable	—	2,750,000
Proceeds from term loan	500,000	500,000
Proceeds from issuance of convertible notes	1,215,000	—
Payments made on long-term debt	(500,000)	(2,000,004)
Debt issuance costs	(27,996)	(235,699)
Payments made on capital lease obligations	(47,079)	(55,248)
Net proceeds from sale of Series E preferred stock	—	3,000,000
Net proceeds from sale of warrants	873	—
Net proceeds from sale of common stock	51,476	85,644

Net cash provided by financing activities	599,323	3,729,104

Increase (decrease) in cash and cash equivalents	(254,841)	932,104

Cash and cash equivalents:
Beginning of period	1,977,546	1,045,442

End of period	$1,722,705	$1,977,546

Supplemental disclosure of cash flow information:
Cash paid for interest	$282,069	$302,584

Supplemental non-cash information:
Conversion of short-term debt and accrued interest to preferred stock	$—	$1,532,500
Warrants issued in exchange for services and debt financings	106,114	733,142
Severance costs settled in restricted stock	501,435	398,084
Preferred stock dividend to be settled in Series E preferred stock	393,873	225,500
Beneficial conversion on the issuance of Series E preferred stock	—	109,489
Equipment acquired with capital lease	—	48,852

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY:

General

The consolidated financial statements of Bioject Medical Technologies Inc. include the accounts of Bioject Medical Technologies Inc., an Oregon corporation, and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

We commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free injection systems. Since our formation, we have been engaged principally in organizational, financing, research and development and marketing activities. Our revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from product sales of the B-2000, Vial Adapter and spring-powered Vitajet® devices and syringes.

Going Concern and Cash Requirements for 2008

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the years ended December 31, 2007 and 2006 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2007, we had an accumulated deficit of $117.8 million with total shareholders’ equity of $2.4 million. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Based on our projected cash required for operations, debt service and capital expenditures for 2008, we believe that our current cash, cash equivalents and marketable securities of $2.4 million at December 31, 2007, and funds available under our revolving credit facility, in conjunction with the anticipated expense reductions related to our 2007 restructuring and our 2008 reduction in force, as described in Notes 14 and 16, will be sufficient to fund our operations and anticipated cash expenditures through December 31, 2008, barring any unforeseen expenditures. As of December 31, 2007, $52,000 was outstanding under our revolving credit facility and, based on borrowing limitations, there was $688,000 available for borrowing. However, pursuant to the forbearance agreement discussed in Note 12, we may not draw on the revolving credit facility without the issuers consent. The Forbearance Agreement expires June 1, 2008 and, depending upon our financial condition, PFG could require us to pay down outstanding balances on existing debt. In addition, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	reduce our current expenditure run-rate;

•	delay capital and maintenance expenditures;

•	restructure current debt financing;

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing; or

•	secure a strategic partner.

There is no guarantee that such resources will be available to us on terms acceptable to us, or at all, or that such resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. Inability to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate.

2.	SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. We had $0.7 million and $0.3 million of cash equivalents as of December 31, 2007 and 2006, respectively.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of our marketable securities are classified as “available-for-sale” and, accordingly, are recorded at fair market value, with unrealized gains and losses recorded as a separate component of shareholders’ equity. We had $0.7 million and $1.7 million of short-term marketable securities as of December 31, 2007 and 2006, respectively. Marketable securities at December 31, 2007 and 2006 consisted of municipal auction securities. Subsequent to December 31, 2007 all of our municipal auction notes were redeemed for face value and the funds were reinvested in money market funds. We did not have any unrealized gains or losses as of December 31, 2007 or 2006. See Note 3.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We do not have any off-balance sheet credit exposure related to our customers.

Historically, we have not had significant write-offs related to our accounts receivable. Our bad debt reserve totaled $14,000 at both December 31, 2007 and 2006, respectively, and activity related to the bad debt reserve was immaterial in 2007 and 2006. Bad debt expense totaled $0 and $4,000 in 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $736,000 and $694,000, respectively, at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006
Raw materials and components	$502,763	$485,420
Work in process	83,546	75,355
Finished goods	190,842	497,540

	$777,151	$1,058,315

We evaluate the realizability of inventory values based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors. All inventories are reviewed quarterly to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. We record valuation adjustments for inventory based on the above factors. If circumstances related to our inventories change, our estimates of the realizability of inventory values could materially change.

Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. We do not accrue for planned major maintenance expenditures. Expenditures that increase useful life or value are capitalized. For financial statement purposes, depreciation expense on property and equipment is computed on the straight-line method using the following lives:

Furniture and Fixtures	5 years
Machinery and Equipment	7 years
Computer Equipment	3 years
Production Molds	5 years

Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related lease or the estimated useful lives of the assets.

Goodwill

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We tested our goodwill in December 2007 for impairment by determining the fair value of the reporting unit and comparing it to its carrying amount and determined that there was no impairment. Our goodwill balance at December 31, 2007 and 2006 was $94,000.

Other Assets

Other assets include costs incurred in the patent application process and debt issuance costs, including amounts related to the value of warrants issued in connection with certain debt facilities (see Note 10). Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with definite useful lives are amortized over the estimated useful life. We amortize our patent costs on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Our patents are evaluated for impairment as discussed below in “Accounting for Long-Lived Assets.” The debt issuance costs, including the value of the warrants, are being amortized to interest expense over the lives of the related debt.

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents. We account for and review our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. In the second quarter of 2006, we recorded a $915,000 impairment charge for the write-down of our sterile fill equipment as described in Note 4. In addition, we recorded a $53,000 loss on the disposal of assets held for sale in 2006. No other impairment charges related to our long-lived assets were recorded during the years ended December 31, 2007 or 2006.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2007 and 2006.

Fair Value of Derivative Liabilities

We recorded derivative liabilities in connection with our convertible debt and equity financing agreements entered into in 2006. Derivative liabilities are presented at fair value each reporting period and changes in fair value are recorded in earnings. The fair value of derivative liabilities is determined using the Black-Scholes valuation model as described in Note 12.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is assured.

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2007	2006
Merial	35%	11%
Serono	16%	27%
Amgen	15%	24%
BioScrip	7%	10%
Ferring	6%	13%

At December 31, 2007 and 2006, accounts receivable from these five customers accounted for approximately 57% and 92%, respectively, of our total accounts receivable. No other customers accounted for 10% or more of our accounts receivable as of December 31, 2007 or 2006.

License and Development Fees

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage-of-completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that cannot be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or should we change our estimates of percentage of completion, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2007, deferred revenues totaled approximately $0.4 million and included amounts received from Serono, Vical and Hoffmann-La Roche Inc.

Licensing and Development Agreements

During 2007, we had licensing and/or development agreements, which often included commercial product supply provisions, with Merial, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention and Vical. A detailed summary of the agreements follows:

Merial In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary-focused needle-free injector system for production animals, which is currently in development. The agreement provides for monthly payments to us for product development, with additional payments when key product development and regulatory milestones are achieved. The agreement had an original term of five years and was extended in August 2007 through December 2009. Commercialization was achieved in February 2007.

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

In November and December 2005, we signed three new agreements with Merial. The agreements were for three projects, which include performing feasibility analyses for a next-generation Vetjet™ device for the companion animal market, as well as for devices for production animal and poultry markets. Each agreement includes the payment of an up-front, non-refundable fee, as well as additional payments dependent upon the achievement of specific milestones. We recognized revenue totaling $855,000 between 2005 and 2007 related to these agreements. As of December 31, 2007, all three of these agreements were completed.

The August 2002 and March 2004 agreements may be terminated by Merial for any reason and all of the agreements may be terminated by either party for failure to meet contractual obligations or for bankruptcy.

In May 2006, we signed an additional agreement with Merial to deliver a modified Vitajet® 3 for delivery of one of their proprietary vaccines for use in the companion animal market. The agreement provides for milestone payments and delivery of a specified number of devices and disposables through 2008. The agreement may be terminated by either party with a 30-day written notice for a material breach of the agreement by the other. Although we did not enter into a mutually agreed upon development agreement by June 1, 2007, as specified in the agreement, at this time, neither party has terminated the agreement and we continue to supply product to Merial. Either party has the right to terminate the agreement upon either party becoming insolvent or upon bankruptcy.

Revenue on these arrangements has been recognized on the percentage-of-completion method over the development period as costs are incurred with a limitation based on cash payments received to date and receivables for milestones achieved. We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2007 and 2006, total deferred revenue related to Merial was $0 and $45,000, respectively. We recognized product and development revenue of $65,000 and $0.9 million pursuant to these agreements in 2007 and 2006, respectively.

Agreement with European Biotechnology Company In July 2005, we entered into a development agreement with a leading European biotechnology company under which we developed a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication. We received an up-front development fee of $550,000, with an additional $200,000 received in October and November 2006 upon meeting acceptance criteria as specified in the agreement. In October 2006, we amended the agreement for additional services to be provided by March 2007. The agreement called for an up-front payment of $500,000, which was received in October 2006, and progress payments in February and March 2007 totaling $250,000, both of which were received. While we are currently in negotiations with this company, we do not have a current agreement and we do not expect to generate significant revenue from this company in 2008. Management intends to bring this situation to closure in the best long-term interests of our shareholders.

At December 31, 2007 and 2006, deferred revenue related to this agreement was $0 and $0.4 million, respectively, and we recognized revenue of $0.6 million and $0.8 million, respectively, pursuant to this agreement in 2007 and 2006.

Agreement with an Undisclosed U.S. Pharmaceutical Company In December 2005, we entered into a feasibility study, option and license agreement with an undisclosed pharmaceutical company to design and develop a reliable, cost-effective, pre-filled disposable version of our Iject® device. The pharmaceutical company will have an exclusive license for the product for certain indications for a specified time period. We received an up-front non-refundable development fee of $500,000 in December 2005, which was recognized on the percentage-of-completion method. In October 2006, we entered into a Concept Phase I agreement and received an up-front, non-refundable fee of $500,000. The agreement also provides for up to $3.75 million to be received in future development phases of the agreement and $3.0 million for the pilot phase. We will also be reimbursed for certain capital expenditures required in the development phase and pilot phase should the agreement continue. We are currently in Concept Phase I of this agreement and there can be no assurance that, upon completion of Concept Phase I, additional activities will be undertaken under this agreement. We expect to complete Phase I in the second quarter of 2008.

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

At December 31, 2007 and 2006, deferred revenue related to this agreement was $0 and $0.4 million, respectively. Revenue recognized pursuant to this agreement was $0.4 million and $0.6 million, respectively, in 2007 and 2006.

Centers for Disease Control and Prevention In October 2005, we received a Small Business Innovation Research Grant (“SBIR”) from the Centers for Disease Control and Prevention (“CDC”) for the Phase I development of a single-dose injection delivery system. Terms of the agreement included progress billings over the six-month term, which were offset against project costs. In October 2006, we received a Phase II SBIR contract from the CDC for further development of a Disposable Cartridge Jet Injection device for safer, needle-free global immunizations. This Phase II funding is for a two-year period for improvements in product design and the continued development of a spring-powered prototype, which was designed and built in Phase I.

At both December 31, 2007 and 2006, we did not have any deferred revenue related to these agreements. Revenue recognized pursuant to these agreements was $219,000 and $32,000, respectively, in 2007 and 2006. In addition, we were reimbursed for $68,000 of expenses incurred in 2006.

Program for Appropriate Technology in Health In October 2005, we entered into an agreement with PATH for the development of technology to create a needle-free injector that is small, efficient, safe, cost effective and appropriate for immunization programs in developing countries. Pursuant to the agreement, PATH paid us a non-refundable up-front fee of $100,000 in October 2005, which was offset against related expenses over the first stage of the agreement through October 2006. We also directly funded a portion of this project. In addition, we received an additional $150,000 as stage one milestones were met in October 2006. Fees will be negotiated separately for further stages of the agreement and we continue to discuss with PATH how our products could benefit patients in the developing world. Management continues to explore opportunities with PATH that will result in the greatest benefit for all parties, including patients and shareholders. However, we are evaluating other opportunities for providing needle-free devices to the developing world and there is no assurance that we will enter into any future agreements with PATH.

The first stage of this agreement has been completed and, if a second stage is agreed upon, such agreement may be terminated by either party at any time and for any reason, by providing at least 60-days notice to the other.

Vical Inc. In November 2006, we entered into an agreement with Vical Inc. for an option to license our needle-free technology for use with certain of Vical’s DNA-based vaccines. The agreement includes the payment of an upfront fee to us, payments to extend the option term and license additional targets, payments upon the achievement of specific milestones, commercialization terms, transfer pricing and royalties.

The agreement may be terminated by either party for breach of any material provision in the agreement by the other party if not cured within sixty days. Vical may also terminate this Agreement at any time upon sixty (60) days’ written notice to us.

At December 31, 2007 and 2006, deferred revenue related to this agreement was $52,000 and $115,000, respectively. Revenue recognized pursuant to the agreement was $63,000 and $10,000, respectively, in 2007 and 2006.

Supply Agreements

In addition to agreement with Merial as described above, we currently have significant supply agreements or commitments with Serono, Ferring Pharmaceuticals Inc., and BioScrip Inc.

Serono In October 2007, we entered into a three-year, non-exclusive supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. We believe that the terms of this agreement are more favorable to us than previous agreements with Serono in that it is non-exclusive and the economic terms are more favorable. In accordance with this agreement, Serono prepays us to maintain certain inventory levels in order to have flexibility in its forecasting and ordering. Prepaid inventory totaled $0.6 million at December 31, 2007 and was included as a component of other accrued liabilities. At December 31, 2007 and 2006, deferred revenue related to Serono was $319,000 and $50,000, respectively. We recognized revenue related to this and previous agreements with Serono totaling $1.1 million and $2.2 million in 2007 and 2006, respectively.

Ferring Pharmaceuticals Inc. We had a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, which expired in January 2007, with Ferring having the ability to extend the agreement for two consecutive 12-month periods. While this agreement has not been formally extended at this time, we continue to receive firm purchase orders from Ferring. Revenue recognized pursuant to this agreement and subsequent product sales totaled $0.4 million and $1.0 million in 2007 and 2006, respectively.

BioScrip Inc. (formerly Chronimed Inc.) We had a one-year supply agreement with BioScrip Inc. for B2000® devices and syringes, which expired December 31, 2005. While we do not have a current agreement with BioScrip Inc., we continue to receive purchase orders for our B2000® devices and syringes from BioScrip Inc. Revenue recognized related to BioScrip totaled $0.5 million and $0.8 million in 2007 and 2006, respectively.

Amgen Inc. We had a two-year agreement with Amgen for Vial Adapters for use with one of its drugs. This agreement, which expired in March 2005, was extended to July 2006. We recognized revenue of $1.0 million and $2.0 million in 2007 and 2006, respectively, pursuant to this agreement. However, we anticipate lower revenue during 2008 as a result of Amgen receiving market approval and increasing acceptance of its proprietary pre-filled syringe.

In addition to the above agreements and commitments, we sell our needle-free injection system, the Biojector® 2000, or B2000, directly to healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Currently, our Biojector® 2000 is being utilized by the National Institutes of Health in human trials of vaccines for HIV and the Ebola virus.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007 and 2006, our deferred tax assets had a 100% valuation allowance.

On January 1, 2007, we also adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” There was no adjustment required to be made to our opening retained earnings balance upon adoption of Interpretation No. 48. In accordance with paragraph 19 of Interpretation No. 48, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements.

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities. Our warranty accrual totaled $83,000 at both December 31, 2007 and 2006 and there was no significant activity in the warranty accrual in 2007 or 2006.

Taxes Assessed by a Governmental Authority

We account for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenues) basis.

Shipping and Handling Costs

Shipping and handling costs are included as a component of manufacturing costs.

Segment Reporting and Enterprise-Wide Disclosures

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131 and the fact that our chief operating decision maker does not review disaggregated financial information, we have determined that we operated in one segment during 2007 and 2006.

Revenue by product line was as follows:

	Year Ended December 31,
	2007	2006
Biojector® 2000 (or CO2 powered)	$1,753,956	$2,205,649
Spring Powered	3,582,198	2,942,022
Vial Adapters	1,436,171	2,941,871

	6,772,325	8,089,542
License and Technology Fees	1,575,465	2,705,810

	$8,347,790	$10,795,352

In 2007 and 2006, we sold previously fully reserved inventory of B2000 devices for approximately $115,000 and $269,000, respectively.

Geographic revenues were as follows:

	Year Ended December 31,
	2007	2006
United States	$6,317,356	$8,184,597
All other	2,030,434	2,610,755

	$8,347,790	$10,795,352

All of our long-lived assets are located in the United States.

Comprehensive Income Reporting

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in the equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented. In future periods, comprehensive income (loss) could include unrealized gains and losses, if any, on our available-for-sale securities.

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows:

	Year Ended December 31,
	2007	2006
Stock options and warrants	4,559,789	5,111,873
Convertible preferred stock	5,395,349	5,395,349
Preferred dividends	452,097	164,599
Convertible debt	3,008,889	912,409

Total	13,416,124	11,584,230

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

See Note 11 for additional information regarding stock-based compensation and our stock-based incentive plans.

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

3.	MARKETABLE SECURITIES:

We classify all of our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity.

Certain information regarding our marketable securities was as follows:

	December 31,
	2007	2006
Available-for-Sale
Fair market value	$666,534	$1,675,000

Cost:
Federal Government, State & Local municipalities	$666,534	$1,675,000

Maturity Information:
Less than one year	$666,534	$1,675,000

Gains and losses on the sale of marketable securities are calculated using the specific identification method. We did not have any realized gains or losses on our available-for-sale securities during 2007 or 2006. We record, as a separate component of shareholders’ equity, any unrealized gains and losses on available-for-sale securities. At December 31, 2007 and 2006, we did not have any unrealized gains or unrealized losses included in our available-for-sale securities balance.

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2007	2006
Machinery and equipment	$4,852,178	$4,797,457
Production molds	2,955,352	2,881,248
Furniture and fixtures	351,719	351,719
Leasehold improvements	142,052	142,052
Assets in process	48,561	69,111

	8,349,862	8,241,587
Less – accumulated depreciation	(6,052,600)	(5,257,662)

	$2,297,262	$2,983,925

Depreciation expense was $795,000 and $807,000, respectively, in 2007 and 2006.

Assets in process include capital assets that are not yet ready for production. Assets in process are not depreciated until they are substantially complete and ready to be put into production. We have not recorded any capitalized interest related to our assets in process at December 31, 2007 or 2006. At December 31, 2007 and 2006, assets in process primarily included assets related to manufacturing equipment and tooling.

In the second quarter of 2006, we terminated our agreement for future services with the contract filler of our Iject® prefilled device. The original agreement, entered into on September 30, 2003, was for the design of a sterile fill suite to house our filling equipment and contract filling services through 2009. This termination, which was effective September 30, 2006, was due to our decision to switch to a more cost effective commercial filling method and the interest of potential customers in doing their own filling. This contract, if not terminated, would have required us to pay approximately $2.1 million for services over the remainder of the contract. We were not required to pay the contract sterile filler any penalties or other amounts related to this early termination. As a result of this termination, we wrote off assets in process located at the contract filler’s facility, which we could no longer use, resulting in a non-cash charge of $915,000 in the second quarter of 2006 recorded as a component of manufacturing expense. Remaining equipment, with a book value of $424,000, was moved to our ISO 7 clean room located in Tualatin, Oregon and is being utilized for small batch and clinical fills.

5.	OTHER ASSETS:

Other assets consist of patent costs and debt issuance costs, including amounts related to the value of warrants issued in connection with debt financings (see Note 10). The gross amount of patents and debt issuance costs and the related accumulated amortization were as follows:

	December 31,
	2007	2006
Patents	$2,070,816	$1,913,791
Accumulated amortization	(842,205)	(748,057)

	$1,228,611	$1,165,734

Debt issuance costs	$1,302,550	$1,084,730
Accumulated amortization	(1,040,934)	(947,996)

	$261,616	$136,734

Of the debt issuance costs, $249,908 and $111,471, respectively, were included as a component of other current assets at December 31, 2007 and 2006.

Amortization expense, including $345,036 for the early termination of debt in 2006 and $113,608 and $14,996, respectively, for the write-off of abandoned patents in 2007 and 2006 was as follows:

Year Ended December 31,	Patents	Debt Issuance Costs
2006	$121,409	$645,272
2007	207,756	92,938

Debt issuance costs are amortized over the life of the related debt and patents are amortized over their useful lives of 17 years with no residual value. Amortization is as follows over the next five years and thereafter:

Year Ending December 31,	Patents	Debt Issuance Costs
2008	$111,600	$140,963
2009	120,000	60,690
2010	120,000	48,983
2011	120,000	10,980
2012	120,000	—
Thereafter	637,011	—

6.	401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). We match 62.5% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock. Participants are allowed to sell our common stock held in their account and reinvest it in other plan options. We issued 85,833 and 101,072 shares, respectively, and recorded an expense of approximately $88,000 and $109,000, respectively, related to employer matches of our stock under the 401(k) Plan related to the years ended December 31, 2007 and 2006. The Board of Directors has reserved up to 500,000 shares of common stock for these voluntary employer matches, of which 485,000 shares have been issued, or were committed to be issued, at December 31, 2007. In January 2008, the Board of Directors increased the total number of shares available to 700,000 from 500,000.

7.	INCOME TAXES:

We had the following deferred tax assets and (liabilities):

	December 31,
	2007	2006
Deferred tax assets:
Inventory	$312,160	$293,987
Deferred revenue	160,179	463,204
Other accrued liabilities	330,116	535,540
Net operating loss carryforwards and credits	38,201,882	39,395,564

	39,004,337	40,688,295

Deferred tax liabilities:
Depreciation and amortization	(387,486)	(757,381)

Total deferred tax assets, net	38,616,851	39,930,914
Less valuation allowance	(38,616,851)	(39,930,914)

Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was a decrease of $1.3 million and an increase of $198,000 for the years ended December 31, 2007 and 2006, respectively, mainly due to the change in net operating loss carryforwards. As of December 31, 2007, we had net operating loss carryforwards of approximately $101.7 million and $60.5 million available to reduce future federal and state taxable income, respectively, which expire in 2008 through 2027. Approximately $1.1 million of our carry forwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of our carry forwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

As of December 31, 2007, we had unused research tax credits of approximately $1.5 million available to reduce future federal income taxes. If unutilized, the credits begin to expire in 2011.

We did not have any unrecognized tax benefits at December 31, 2007 and we do not expect any significant changes to our unrecognized tax benefits within the next 12 months. We file tax returns in the U.S. and in various state and local taxing jurisdictions. With few exceptions, we are no longer subject to U.S., state or local income tax examinations for years prior to 2003. We did not have any interest or penalties related to our tax positions during 2007 or 2006.

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If we have experienced an ownership change at any time since our formation, utilization of net operating loss or research and development credit carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

8.	FORBEARANCE, LIMITED WAIVER AND MODIFICATION TO LOAN AND SECURITY AGREEMENT

On November 19, 2007, we entered into a Forbearance No. 1, Limited Waiver and Modification to Loan and Security Agreement (the “Forbearance Agreement”) with Partners for Growth, L.P. (“PFG”). We are party to a term loan agreement with PFG dated August 31, 2007 with respect to a $500,000 term loan (the “Term Loan”). In November 2007, PFG informed us that we were out of compliance with the financial revenue covenant contained in the Term Loan agreement. Such a default also constituted an event of default under two other loan agreements that we have outstanding with PFG. All such loans are referred to collectively as the “PFG Loans.”

Pursuant to the Forbearance Agreement, PFG agreed to forbear, through no later than June 1, 2008 (the “Forbearance Period”), and not declare an Event of Default or exercise other remedies under the PFG Loans for a Permitted Default, as defined in the Forbearance Agreement.

The Forbearance Agreement required that we consummate a subordinated debt or equity financing of at least $500,000 by December 14, 2007, which requirement was satisfied in November 2007 as described below, and requires that we maintain certain minimum levels of cash and cash equivalents and net cash operating loss.

We may not borrow under our existing revolving loan with PFG during the Forbearance Period without PFG’s consent.

The Forbearance Agreement also provided that we pay $550,000 to PFG on November 20, 2007. PFG applied the $550,000 to the outstanding revolving loan obligation under the Loan and Security Agreement.

The Forbearance Agreement also provides for the amendment of the following instruments as follows:

•	the warrant dated December 11, 2006 to purchase 200,000 shares of common stock was amended to change the exercise price from $1.37 per share to $0.90 per share;

•

the $1.25 million convertible debt financing was amended to adjust the conversion price from $1.37 per share to $0.90 per share, thereby making it convertible into 1,388,889 shares of common stock instead of 912,409 shares;

•	the warrant dated December 14, 2004 to purchase 725,000 shares of common stock was amended to change the exercise price from $1.42 per share to $0.90 per share; and

•	the warrant dated August 31, 2007 to purchase 71,429 shares of common stock was amended to change the exercise price from $1.40 per share to $0.90 per share.

These exercise and conversion prices are subject to further adjustment in certain events described in the Forbearance Agreement.

In addition, during the Forbearance Period, this Forbearance Agreement amends the PFG Loans, other than the $1.25 million convertible debt financing, by reducing the interest rate specified in each such loan agreement by 3% per annum.

9.	LINE OF CREDIT:

We also have outstanding a Loan and Security Agreement (the “Loan Agreement”) with PFG. The Loan Agreement provides for two loan facilities. One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). The Revolving Loan matures on June 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control. As of December 31, 2007 and 2006, we had $52,000 and $645,000, respectively, outstanding under the Revolving Loan. The interest rate at December 31, 2007 was 9.25% and, based on borrowing limitations, there was $688,000 available for future borrowings. However, pursuant to the Forbearance Agreement described above, we are not allowed to draw on this line of credit without PFG’s approval. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 6.25% at December 31, 2007.

In connection with the Loan Agreement, on December 11, 2006, we issued PFG a warrant to purchase 200,000 shares of our common stock at an exercise price of $1.37 per share, which was amended, as described above, to $0.90 per share. The warrant expires on December 10, 2011. The warrant grants PFG piggy-back registration rights. The value of the warrant was determined to be $66,000 using the Black-Scholes valuation model and is being amortized as additional interest expense over eighteen months at the rate of approximately $11,000 per quarter. The following assumptions were used in applying the Black-Scholes valuation model:

Risk-free interest rate	4.9%
Expected dividend yield	0%
Contractual term (years)	5.0
Expected volatility	80%

10.	SHORT-TERM AND LONG-TERM DEBT:

$500,000 Term Loan

The $500,000 Term Loan is being repaid in 18 equal monthly installments, with a maturity date of June 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%. At December 31, 2007 and 2006, we had $167,000 and $500,000, respectively, outstanding under this Term Loan. The interest rate at December 31, 2007 was 8.75%. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 5.75% at December 31, 2007.

$1.25 Million Term Loan

We have outstanding a term loan agreement with PFG for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the prime rate and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can require PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s

Common Stock,” at December 31, 2007, this debt was recorded on our balance sheet at $442,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

August 31, 2007 $500,000 Term Loan

On August 31, 2007, we entered into a 2007 Term Loan and Security Agreement (the “2007 Loan Agreement”) with PFG for a $500,000 term loan (the “Loan”). The Loan is due in twelve equal monthly installments of $41,666.67 commencing October 1, 2007 and ending September 1, 2008. Interest accrues at the rate of the prime rate of Silicon Valley Bank plus 2% per annum and is due on the first day of each month for interest accrued during the prior month. Under the 2007 Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the 2007 Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the 2007 Loan Agreement. The 2007 Loan Agreement contains certain revenue and working capital covenants. At December 31, 2007, $333,333 was outstanding on this Loan at an interest rate of 9.25%. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 6.25% at December 31, 2007.

In connection with this 2007 Loan Agreement, we granted PFG a warrant exercisable for 71,429 shares of our common stock at an exercise price of $1.40 per share. The warrant is immediately exercisable and expires seven years from the date of grant. In connection with the Forbearance Agreement, the exercise price of the warrant was reduced to $0.90 per share.

The value of the warrant was determined to be $30,101 using the Black-Scholes valuation model with the following assumptions and was included as a component of debt issuance costs and is being amortized as additional interest expense over the life of the debt:

Risk-free interest rate	4.9%
Expected dividend yield	0.0%
Contractual term	7 years
Expected volatility	80.58%

All of the PFG Loans are collateralized by all of our assets. In addition, the PFG Loans prohibit us from paying cash dividends without the lender’s consent.

$615,000 Convertible Notes

On November 19, 2007, we entered into Convertible Note Purchase and Warrant Agreements pursuant to which we issued Convertible Promissory Notes and warrants to purchase Common Stock. Pursuant to the purchase agreements, we sold a note in the principal amount of $500,000 to Mr. Edward Flynn and sold an aggregate of $115,000 principal amount of notes to Ralph Makar, David Tierney, Richard Stout and Christine Farrell. The notes bore interest at the rate of 8% per annum with all principal and interest due 18 months from the date of issue and may not be prepaid without the written consent of the purchaser holding a given note. The notes were convertible at any time by the purchasers into our common stock at the rate of $0.75 per share. The notes could be automatically converted upon a qualified financing, as defined in the purchase agreement, at a price equal to the financing price.

The warrants are exercisable for an aggregate of 82,000 shares of our common stock at an exercise price of $0.75 per share. Each warrant is immediately exercisable and expires four years from the date of issuance.

The value of the warrants was determined to be $14,233 using the Black-Scholes valuation model with the following assumptions and was included as a component of debt issuance costs and is being amortized over the life of the debt:

Risk-free interest rate	3.5%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	89.40%

As discussed in Note 17, these notes were converted into Series F Convertible Preferred Stock in January 2008.

$600,000 Convertible Notes

On December 5, 2007, we entered into Convertible Note Purchase and Warrant Agreements with each of Life Science Opportunities Fund II, L.P. (“LOF II”) and Life Sciences Opportunities Fund II (Institutional) L.P. (“LOF Institutional” and, together with LOF II, the “Purchasers”) pursuant to which we issued Convertible Promissory Notes and warrants to purchase our common stock. Pursuant to the purchase agreements, we sold a note in the principal amount of $91,104 to LOF II and a note in the principal amount of $508,896 to LOF Institutional. The notes bear interest at the rate of 8% per annum with all principal and interest due May 15, 2009 and may not be prepaid without the written consent of the Purchaser holding a given note. The notes are convertible at any time by the Purchasers into our common stock at the rate of $0.75 per share. The notes will be automatically converted upon a qualified financing, as defined in the purchase agreement, at a price equal to the financing price.

The warrants are exercisable for an aggregate of 80,000 shares of our common stock at an exercise price of $0.75 per share. Each warrant is immediately exercisable and expires four years from the date of issuance.

The value of the warrant was determined to be $18,803 using the Black-Scholes valuation model with the following assumptions and was included as a component of debt issuance costs and is being amortized over the life of the debt:

Risk-free interest rate	3.26%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	89.44%

Principal Payments on Short-Term and Long-Term Debt Over the Next Five Years

Principal payments at December 31, 2007 were as follows:

Year Ending December 31,
2008	$500,333
2009(1)	1,215,000
2010	—
2011	1,250,000
2012	—
Thereafter	—

$2,965,333

(1)	Principal payments of $1,215,000 in 2009 include $615,000 related to convertible notes that were converted to Series F Convertible preferred stock in January 2008. Amounts due in 2009 after the conversion were $600,000.

11.	SHAREHOLDERS’ EQUITY:

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

The shareholder rights agreement was also amended as of November 2007 to exempt shareholders affiliated with PFG from the definition of “Acquiring Person” under the rights agreement so long as they do not own more than 19.9% of the shares of our common stock then outstanding.

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

The Purchase Agreement provides that one representative of the Investors has the right to attend our board meetings. In addition, the Series D preferred stock has the following rights and preferences:

•

Series D preferred stock holders are entitled to receive, pro rata among such holders and on a pari passu basis with the holders of common stock, as if the Series D preferred stock had been converted into common stock, cash dividends at the same rate and in the same amount per share as any and all dividends declared and paid upon the then outstanding shares of our common stock.

•

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of Bioject, Series D preferred stock holders are entitled to receive a pro rata distribution of the assets available for distribution to our shareholders, before any payment is made in respect of the common stock or any series of preferred stock or other equity securities with rights junior to the Series D preferred stock with respect to liquidation preference, in an amount equal to $1.15 per share plus all accrued but unpaid dividends.

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

At the same time, we also entered into a Note and Warrant Purchase Agreement with certain of the LOF Affiliates for $1.5 million of convertible debt financing (the “Agreement”). Under the terms of this Agreement, we received $1.5 million of debt financing on March 8, 2006. The debt was due April 1, 2007, but was automatically converted, along with $32,500 of accrued interest, to Series E preferred stock, at a conversion rate of $1.37 per share, upon shareholder approval and the closing of our offering of Series E preferred stock under the Securities Purchase Agreement. Interest on debt outstanding under the Agreement was 10% per annum.

For the $3.0 million purchase and the conversion of the $1.5 million convertible debt, along with the $32,500 of accrued interest, a total of 3,308,392 shares of Series E preferred stock were issued to the LOF Affiliates.

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010. Certain provisions contained in the Agreement precluded equity classification for the warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” As a result, the fair value of the warrants, which was determined to be $667,000, was recorded as a derivative liability. See Note 12.

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

The Series E preferred stock has the following additional significant rights and preferences:

•

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of Bioject (a “Liquidation”), subject to the rights of any series of Preferred Stock with senior liquidation preferences, issued, or outstanding, the holders of Series E preferred stock then outstanding shall be entitled to receive, out of the assets of Bioject available for distribution to its shareholders (if any), before any payment shall be made in respect of the common stock, the Series D preferred stock or any other series of preferred stock or other equity securities of Bioject with rights junior to the Series E preferred stock with respect to liquidation preference, and pro rata based on the respective liquidation preferences with holders of preferred stock with a liquidation preference pari passu with the Series E preferred stock, an amount per share of Series E preferred stock equal to the Series E stated value, plus all accrued but unpaid dividends thereon to the date fixed for distribution, including specifically and without limitation, the payment-in-kind dividends to the extent not previously issued.

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

Stock Plans

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows:

	Year Ended December 31,
	2007	2006
Grant-date fair value of share options granted	$38,868	$191,310
Stock-based compensation recognized in results of operations	1,119,681	990,055
Fair value of restricted stock units that vested during the period	982,181	721,448
Cash received upon exercise of stock options	1,616	—

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the years ended December 31, 2007 or 2006.

The stock-based compensation was included in our statement of operations as follows:

	Year Ended December 31,
	2007	2006
Manufacturing	$95,145	$162,610
Research and development	126,629	141,102
Selling, general and administrative	897,907	686,343

	$1,119,681	$990,055

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2007	2006
Stock Incentive Plan
Risk-free interest rate	4.90%	4.60%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	80%	73% - 89%

Employee Stock Purchase Plan
Risk-free interest rate	4.80%	4.60%
Expected dividend yield	0%	0%
Expected term	6 months	6 months
Expected volatility	57% –74%	57% –85%

We issued 87,127 and 79,861 shares of our stock pursuant to our Employee Stock Purchase Plan (“ESPP”) during 2007 and 2006, respectively. The expense related to our ESPP is recognized based on a fair value calculation. The expense is immaterial and is included in the stock-based compensation expense.

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

Included in stock-based compensation expense in 2007 and 2006 was approximately $982,000 and $643,000, respectively, related to restricted shares, which would have also been recognized pursuant to APB No. 25.

1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees by the Board of Directors under terms of the Bioject Medical Technologies Inc. 1992 Stock Incentive Plan (the “Plan”). The Plan expires June 30, 2010. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by the Board or a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. At December 31, 2007, we had option or restricted share grants covering 479,553 shares of our common stock available for grant and a total of 3.4 million shares of our common stock reserved for issuance.

Stock option activity for the year ended December 31, 2007 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,758,677	$4.89
Granted	29,250	1.33
Exercised	(1,600)	1.01
Forfeited	(341,111)	2.97

Outstanding at December 31, 2007	1,445,216	5.25

Certain information regarding options outstanding as of December 31, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	1,445,216	1,322,917
Weighted average exercise price	$5.25	$5.61
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	3.9 years	4.7 years

The aggregate intrinsic value in the table above is based on our closing stock price of $0.55 on December 31, 2007. No optionees had options with exercise prices less than $0.55 at December 31, 2007.

Restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2006	972,813	$1.33
Granted	560,777	1.19
Vested	(736,307)	1.17
Forfeited	(337,149)	1.22

Balances, December 31, 2007	460,134	1.27

As of December 31, 2007, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $890,000, which will be recognized over the weighted average remaining vesting period of 3 years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 750,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors. The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. A total of 87,127 shares were issued pursuant to the ESPP in 2007 at a weighted average price of $0.57 per share, which represented a $0.20 weighted average per share discount from the fair market value. At December 31, 2007, 220,264 shares were available for purchase under the ESPP.

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price
Balances, December 31, 2005	2,471,826	$0.90 – 13.50
Warrant issued in connection with $1.5 million convertible debt financing, expiring September 7, 2010	656,934	1.37
Warrant issued to RCC Ventures, LLC in connection with services provided in 2004, expiring July 31, 2011	13,847	1.32
Warrant issued to PFG in connection with $500,000 Term Loan and $2.0 million Revolving Loan, expiring December 10, 2011	200,000	0.90
Warrants canceled or expired	(962,224)	9.34

Balances, December 31, 2006	2,380,383	0.90 – 1.92
Warrant issued to PFG in connection with August 2007 $500,000 term loan, expiring August 31, 2014	71,429	0.90
Warrants issued to Mr. Ed Flynn and others in connection with $615,000 convertible note issuance, expiring November 19, 2011	82,000	0.75
Warrant issued to LOF in connection with December 2007 $600,000 convertible note issuance, expiring December 5, 2011	80,000	0.75
Warrant issued to The Strategic Choice in connection with services provided in 2007, expiring December 30, 2011	40,625	0.75

Balances, December 31, 2007	2,654,437	0.75 – 1.92

The value of the warrant issued to The Strategic Choice in 2007 was determined to be $13,290 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative:

Risk-free interest rate	3.26%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	89.44%

12.	DERIVATIVE LIABILITIES:

Derivative Liabilities Related to $1.25 Million Convertible Debt

As certain provisions of the PFG $1.25 million convertible debt preclude equity classification for the conversion feature under EITF 00-19, the conversion feature was recorded at fair value at inception, as a derivative liability, and is marked to market on a quarterly basis through earnings, as a component of interest expense, until the debt is settled. The fair value of the derivative liability was determined to be $1.1 million, at inception, using the Black-Scholes valuation model with the following assumptions:

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

Risk-free interest rate	4.65%–4.9%
Expected dividend yield	0.0%
Contractual term (years)	0.08 – 2.0
Expected volatility	61.0%–75.0%

After allocation to the derivative liabilities, the remaining proceeds from the PFG $1.25 million convertible debt of approximately $6,000 were recorded as short-term borrowings and will be accreted to the face amount of $1.25 million over the 60-month contractual term of this debt. At December 31, 2007 and 2006, the accreted amount of the debt was $442,000 and $194,000, respectively, and was included as a component of short-term notes payable on our consolidated balance sheets.

Derivative Liability Related to Series E Preferred Stock and $1.5 Million Convertible Debt

Certain provisions contained in the Agreement precluded equity classification for the warrants issued in connection with the $1.5 million convertible debt under EITF 00-19. As a result, the fair value of the warrants was recorded as a derivative liability at inception, and is marked to market through earnings as a component of interest expense until the warrants are settled with common stock or expire.

Upon inception, the warrants were valued at $667,000 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	4.5
Expected volatility	76.11%

Summary

The following table summarizes the Black-Scholes assumptions used to determine fair value and certain other fair value information for each of the instruments:

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black-Scholes Assumptions
Risk-free interest rate	5.10%	5.1%	5.03%–5.33%
Expected dividend yield	0%	0%	0%
Contractual term (years)	4.25	4.75	.06 – 1.75
Expected volatility	78.60%	73.0%	73%–63%

Certain Other Information
Fair value at inception	$667,112	$1,114,014	$129,950
Fair value at December 31, 2006	$300,626	$459,614	$21,921
Change in fair value from inception to December 31, 2006	$366,486	$654,400	$108,029

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black-Scholes Assumptions
Risk-free interest rate	4.1%	4.1%	4.1%
Expected dividend yield	0%	0%	0%
Contractual term (years)	3.02	3.52	0.50
Expected volatility	75.78%	74.81%	59.36%–86.05%

Certain Other Information
Fair value at December 31, 2006	$300,626	$459,614	$21,921
Fair value at December 31, 2007	$127,823	$400,139	$(312)
Change in fair value from December 31, 2006 to December 31, 2007	$172,803	$59,475	$22,233

Included in the change in fair value during 2007 was a $97,957 loss related to the revaluation of the $1.25 million convertible debt feature upon the revaluation of the conversion price from $1.37 per share to $0.90 per share in connection with the Forbearance Agreement. This amount was included as debt issuance costs and is being amortized as additional interest expense over the life of the related debt.

13.	COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for space to house our Tualatin, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option. We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases. At December 31, 2007, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2008	$371,048	$51,819
2009	380,320	32,239
2010	389,828	17,435
2011	399,576	6,373
2012	409,564	—
Thereafter	850,096	—

Total minimum lease payments	$2,800,432	107,866

Less amounts representing interest		(11,358)

Present value of future minimum lease payments		$96,508

At December 31, 2007 and 2006, the gross amount of assets on our balance sheet under capital leases was $261,000. Lease expense for the years ended December 31, 2007 and 2006 totaled $371,000 and $365,000 respectively. Included in long-term lease payable on our balance sheet at December 31, 2007 was $268,000 related to deferred rent payable on our Tualatin, Oregon facility operating lease.

Purchase Order Commitments

At December 31, 2007, we had open purchase order commitments totaling approximately $1.5 million through 2008, primarily related to inventory purchases for firm customer orders.

14.	RESTRUCTURING AND REORGANIZATION:

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

2007 Activities

In March 2007, we restructured our corporate organization and created an executive committee consisting of Dr. Richard Stout, Executive Vice President and Chief Medical Officer, and Christine Farrell, Vice President of Finance, which reported to Mr. Cobbs, Chairman and Interim President and CEO until the hiring of our new President and Chief Executive, Mr. Ralph Makar, in October 2007. The Executive Committee now reports to Mr. Makar. In connection with the restructuring, on March 23, 2007, our Board of Directors authorized the elimination of 13 positions to reduce expenses and streamline operations. We recorded a charge of $289,000 in the first quarter of 2007 related to these actions. Of the $289,000, $249,000 was cash severance and related charges and $40,000 was a non-cash charge for the acceleration of vesting of restricted stock awards. We anticipate these charges to be paid through the first quarter of 2008. We realized cost savings of approximately $1.3 million in 2007.

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

The following table summarizes the charges and expenditures related to our restructurings in 2007:

Year Ended December 31, 2007	Beginning Accrued Liability	Charged to Expense	Expenditures/ Transfer to Equity	Ending Accrued Liability
Severance and related benefits for terminated employees	$521,770	$483,175	$(875,743)	$129,202
Acceleration of vesting to be settled in common stock	315,084	186,351	(501,435)	—

	$836,854	$669,526	$(1,377,178)	$129,202

Restructuring charges were included as a component of our operating expenses as follows:

	Year Ended December 31,
	2007	2006
Manufacturing	$55,229	$108,041
Research and development	38,277	42,742
Selling, general and administrative	576,020	1,274,049

Total	$669,526	$1,424,832

See also Note 17 Subsequent Events for a discussion of our January 2008 reduction in force.

15.	RELATED PARTY TRANSACTIONS:

Mr. Gerald Cobbs, a member of our Board of Directors, is the Managing Director of Signet Healthcare Partners (formerly Sanders Morris Harris) (“Signet”). LOF and several of its affiliates are affiliates of Signet. As of December 31, 2007, LOF and several of its affiliates held 3,541,575 shares of our Series E preferred stock. The 3,541,575 shares of our Series E preferred stock held by LOF and several of its affiliates are convertible into 3,541,575 shares of our common stock. The Series E preferred stock includes an 8% annual payment-in-kind dividend for 24 months.

Certain funds affiliated with LOF and several of its affiliates also own 2,086,957 shares of our Series D preferred stock. The 2,086,957 shares of our Series D preferred stock held by LOF and several of its affiliates are convertible into 2,086,957 shares of our common stock.

In addition LOF and its affiliates hold a $600,000 convertible note due May 15, 2009.

In connection with the preferred stock and note issuances, we issued warrants to LOF and several of its affiliates to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share, 626,087 shares of our common stock at $1.15 per share and 80,000 shares of our common stock at $0.75 per share. The warrants expire in September 2010, November 2008 and December 2011, respectively.

The transactions with LOF were all deemed to be made at arms-length rates.

16.	NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not expect the adoption of SFAS Nos. 141R and 160 to have a material effect on our financial position or results of operations.

EITF 07-3

In June 2007, the EITF issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our financial position or results of operations.

EITF Abstracts, Topic No. D-98

In June 2007, the SEC announced revisions to EITF Topic No. D-98 related to the release of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The revisions indicated that liability classification for financial instruments that meet the conditions for temporary equity classification is no longer acceptable. As a consequence, the fair value option under SFAS No. 159 may not be applied to any financial instrument that qualifies as temporary equity. Registrants that do not choose retrospective application should apply EITF Topic No. D-98 prospectively to all affected instruments entered into, modified or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of EITF D-98 did not have a material effect on our financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. While we are still analyzing the effects of applying SFAS No. 159, we believe that the adoption of SFAS No. 159 will not have a material effect on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. The effective date for non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been deferred to fiscal years beginning after November 15, 2008. While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

17.	SUBSEQUENT EVENTS:

Series F Convertible Preferred Stock

On January 22, 2008, we amended our Articles of Incorporation to designate 9,645 shares of our authorized preferred stock as Series F Convertible Preferred Stock (the “Series F Preferred Stock”). A description of the material rights and preferences of the Series F Preferred Stock is as follows:

•

Receive 8% annual payment-in-kind dividends (“PIK Dividends”) for 24 months following January 22, 2008 (while these dividends will accrue, they will only be paid in connection with certain liquidation events or conversion of the Series F Preferred Stock);

•

Receive on a pari passu basis with the holders of common stock, as if the Series F Preferred Stock had been converted into common stock immediately before the applicable record date, cash dividends at the same rate and in the same amount per share as any and all dividends declared and paid upon the then outstanding shares of common stock;

•	Receive, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company and before any payment is made in respect of the common stock, the Series E

Convertible Preferred Stock or the Series D Convertible Preferred Stock, an amount per share of Series F Preferred Stock equal to $75 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like), plus all accrued but unpaid dividends thereon to the date fixed for distribution, including, without limitation, the PIK Dividends to the extent not previously issued (if our assets available for distribution to shareholders are insufficient to pay the holders of Series F Preferred Stock the full amount to which they are entitled, then all the assets available for distribution to our shareholders shall be distributed ratably first to the holders of the Series F Preferred Stock);

•

Be convertible, at any time at the option of the holder, into common stock at a conversion rate of one share of Series F Preferred Stock being convertible into one hundred (100) shares of common stock (subject to anti-dilution adjustments);

•

One vote for each share of common stock into which Series F Preferred Stock could then be converted (excluding any PIK Dividends), and with respect to such vote, full voting rights and powers equal to the voting rights and powers of the holders of common stock;

•	Consent rights with respect to certain extraordinary transactions; and

•	Registration rights with respect to the shares of common stock issuable upon conversion of such shares of Series F Preferred Stock.

There is no restriction on the repurchase or redemption of the Series F Preferred Stock while there is an arrearage in the payment of dividends.

Conversion of $615,000 Convertible Note

On January 22, 2008, we entered into a Purchase Agreement with each of Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell (each a “Purchaser” and collectively, the “Purchasers”) for the purchase of an aggregate of 8,314 shares of our Series F Preferred Stock at a price of $75 per share. Gross proceeds from the sale were $623,550, payable by cancellation of the outstanding $615,000 principal amount of, and accrued interest on, promissory notes issued by the Company to each of the Purchasers in November 2007.

Reduction in Force

On January 16, 2008, we eliminated an additional 13 positions. We incurred approximately $0.1 million for severance and related costs in the first quarter of 2008 related to these actions.

Issuance of Warrant

On February 8, 2008, we issued a warrant exercisable for 31,875 shares of our common stock at $0.75 per share to The Strategic Choice in exchange for services provided. The warrant is immediately exercisable and expires four years from the date of grant. The value of the warrant was determined to be $8,158 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative expense in the first quarter of 2008:

Risk-free interest rate	2.69%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	89.55%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

None.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,445,216	$5.25	699,817	(1)

Equity compensation plans not approved by shareholders(2)	362,987	1.44	650,000	(3)

Total	1,808,203	$4.49	1,349,817

(1)	Represents 479,553 shares of common stock available for issuance under our 1992 Stock Incentive Plan and 220,264 shares of common stock available for purchase under our 2000 Employee Stock Purchase Plan. Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or non-statutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.
(2)	We have issued and outstanding warrants to purchase an aggregate of 212,987 shares of common stock to various non-employee consultants and advisors. The warrants are fully exercisable and have grant dates ranging from November 2004 to December 2007, with five and seven year terms and exercise prices ranging from $0.75 to $1.92. (3) Mr. Makar is entitled to receive up to an additional 650,000 shares of stock pursuant to his employment agreement if certain events or milestones are achieved. These awards are inducement grants made outside of the 1992 Stock Incentive Plan.

Additional information required by this item is included in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of Moss Adams LLP, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 10-Q for the quarter ended December 31, 2000.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1*	Executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

10.1.1*	Amendment, dated April 13, 2005, to executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

Exhibit No.	Description
10.2*	Standard Employment with Christine Farrell, dated January 21, 1997. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.2.1*	First Amendment to Standard Employment Agreement with Christine Farrell, dated November 2004. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.3*	Restated 1992 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.

10.3.1*	Standard Form of Stock Option Agreement.

10.3.2*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Form 8-K dated March 11, 2005 and filed March 17, 2005.

10.3.3*	Form of Restricted Stock Unit Award Agreement for January 19, 2006 grants (time-based vesting and performance-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.3.4*	Form of Restricted Stock Unit Award Agreement for June 1, 2006 grants (time-based vesting if performance measures achieved). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.3.5*	Form of Restricted Stock Unit Award Agreement for May 24, 2006 grants (time-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.4*	2000 Employee Stock Purchase Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.

10.5	Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies, Inc., an Oregon corporation. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.

10.6	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Application for Confidential Treatment filed with the Commission under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Incorporated by reference to Form 10-Q for the quarter ended December 31, 1999.

10.6.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-K for the year ended March 31, 2000.

10.7	Purchase Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.8	Registration Rights Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to our Form 8-K dated November 15, 2004.

10.9	Form of Series “BB” Warrant, dated November 15, 2004, issued to Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.10	Loan and Security Agreement dated December 11, 2006 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.11	Warrant, dated December 11, 2006, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.12	Warrant, dated December 15, 2004, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.13	Series “DD” Common Stock Purchase Warrant, dated June 20, 2005, issued to the Maxim Group. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.

10.14	Series “EE-1” Common Stock Purchase Warrant, dated June 20, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.

10.15	Series “EE-2” Common Stock Purchase Warrant, dated July 26, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Exhibit 10.15 in the Form 10-K filed April 2, 2007.

10.16	Series “EE-3” Common Stock Purchase Warrant, dated August 21, 2006, issued to RCC Ventures, LLC. Incorporated by reference to Exhibit 10.16 in the Form 10-K filed April 2, 2007.

10.17	Agreement of Sale between Bioject Medical Technologies Inc. and Stickel Investments, LLC, dated January 31, 2006. Incorporated by reference to Form 8-K dated January 31, 2006 and filed February 2, 2006.

10.18	Note and Warrant Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers Listed on Schedule I thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.19	Form of Warrant related to Note and Warrant Purchase Agreement dated March 8, 2006. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

Exhibit No.	Description
10.20	Security Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc., Bioject Inc. and the Secured Parties listed on the signature pages thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.21	Securities Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers listed on Exhibit A thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.22	Indemnity Agreement between Bioject Medical Technologies Inc. and Jerald S. Cobbs dated as of March 8, 2006. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.23	2006 Term Loan and Security Agreement dated March 29, 2006 between the Company, Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated March 29, 2006 and filed on April 3, 2006.

10.24	2007 Term Loan and Security Agreement dated August 31, 2007 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated August 31, 2007 and filed September 7, 2007.

10.24.1	Warrant, dated August 31, 2007, issued to Partners For Growth, L.P. Incorporated by reference to Form 8-K dated August 31, 2007 and filed September 7, 2007.

10.25	Forbearance No. 1, Limited Waiver and Modification to Loan and Security Agreement dated November 19, 2007 between Bioject Medical Technologies Inc. and Partners For Growth II, L.P. Incorporated by reference to Exhibit 10.1 in the Form 8-K filed November 21, 2007.

10.26	Convertible Note Purchase and Warrant Agreement dated November 19, 2007 between Bioject Medical Technologies Inc. and Edward Flynn. Incorporated by reference to Exhibit 10.2 in the Form 8-K filed November 21, 2007.

10.26.1	Form of Convertible Note Purchase and Warrant Agreement between Bioject Medical Technologies Inc. and each of Ralph Makar, David Tierney, Richard Stout and Christine Farrell. Incorporated by reference to Exhibit 10.3 in the Form 8-K filed November 21, 2007.

10.26.2	Form of Warrant issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.4 in the Form 8-K filed November 21, 2007.

10.26.3	Form of Convertible Promissory Note issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.5 in the Form 8-K filed November 21, 2007.

10.26.4	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Exhibit 10.6 in the Form 8-K filed November 21, 2007.

10.27	Form of Convertible Note Purchase and Warrant Agreement dated December 5, 2007 between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Exhibit 10.1 in the Form 8-K filed December 11, 2007.

10.27.1	Form of Warrant issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.2 in the Form 8-K filed December 11, 2007.

10.27.2	Form of Convertible Promissory Note issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.3 in the Form 8-K filed December 11, 2007.

10.27.3	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Exhibit 10.5 in the Form 8-K filed November 21, 2007.

10.28	Series F Convertible Preferred Stock Purchase Agreement between Bioject Medical Technologies Inc. and Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell. Incorporated by reference to Exhibit 10.1 in the Form 8-K filed January 23, 2008.

10.28.1	Registration Rights Agreement dated January 22, 2008 between the Company, Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell. Incorporated by reference to Exhibit 10.2 in the Form 8-K filed January 23, 2008.

10.29*	Employment Agreement, dated October 1, 2007, between Bioject Medical Technologies Inc. and Ralph Makar.(1)

10.29.1*	Amendment to Executive Employment Agreement, dated November 13, 2007 between Bioject Medical Technologies Inc. and Ralph Makar.

14	Code of Ethics. Incorporated by reference to Form 10-K for the year ended December 31, 2003.

21	List of Subsidiaries. Incorporated by reference to Form 10-K for the year ended March 31, 1999.

23	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Certain portions of this exhibit have been omitted based on a request for confidential treatment; these portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 28, 2008.

SIGNATURE	TITLE

/s/ RALPH MAKAR	Director and President
Ralph Makar	and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL	Vice President of Finance
Christine M. Farrell	(Principal Financial and Accounting Officer)

/s/ DAVID S. TIERNEY	Chairman of the Board
David S. Tierney

/s/ JOSEPH F. BOHAN III	Director
Joseph F. Bohan III

/s/ RANDAL D. CHASE	Director
Randal D. Chase

/s/ JERALD S. COBBS	Director
Jerald S. Cobbs

/s/ EDWARD L. FLYNN	Director
Edward L. Flynn

/s/ BRIGID A. MAKES	Director
Brigid A. Makes

/s/ JOHN RUEDY, M.D.	Director
John Ruedy, M.D.