Form 10-Q
period 2008-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2008-05-15
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	15,594,619
(Class)	(Outstanding at May 12, 2008)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$725,688	$1,722,705
Short-term marketable securities	675,592	666,534
Accounts receivable, net of allowance for doubtful accounts of $13,702	1,148,547	847,382
Inventories	1,124,222	777,151
Other current assets	251,531	323,824

Total current assets	3,925,580	4,337,596

Property and equipment, net of accumulated depreciation of $6,246,255 and $6,052,600	2,113,697	2,297,262
Goodwill	94,074	94,074
Other assets, net	1,248,847	1,240,319

Total assets	$7,382,198	$7,969,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$764,789	$827,621
Current portion of long-term debt	83,334	166,667
Accounts payable	1,270,817	1,052,364
Accrued payroll	217,863	178,851
Derivative liabilities	303,562	527,650
Accrued severance and related liabilities	58,545	129,123
Other accrued liabilities	785,720	719,882
Deferred revenue	265,497	316,031

Total current liabilities	3,750,127	3,918,189

Long-term liabilities:
Long-term debt	—	—
Convertible notes payable	619,200	1,224,081
Deferred revenue	94,231	102,083
Other long-term liabilities	304,029	315,591

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at March 31, 2008 and December 31, 2007, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at March 31, 2008 and December 31, 2007, liquidation preference of $1.37 per share	5,417,581	5,316,106
Series F Convertible - 8,314 and 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, liquidation preference of $75 per share	632,607	—
Common stock, no par value, 100,000,000 shares authorized; 15,594,619 shares and 15,403,705 shares issued and outstanding at March 31, 2008 and December 31, 2007	113,253,668	113,018,663
Accumulated deficit	(118,568,013)	(117,804,230)

Total shareholders’ equity	2,614,611	2,409,307

Total liabilities and shareholders’ equity	$7,382,198	$7,969,251

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenue:
Net sales of products	$1,681,151	$1,636,516
Licensing and technology fees	131,638	491,687

	1,812,789	2,128,203
Operating expenses:
Manufacturing	1,187,640	1,596,223
Research and development	593,531	973,775
Selling, general and administrative	733,320	1,295,425

Total operating expenses	2,514,491	3,865,423

Operating loss	(701,702)	(1,737,220)

Interest income	17,496	36,788
Interest expense	(192,897)	(139,842)
Change in fair value of derivative liabilities	224,088	(273,456)

	48,687	(376,510)

Net loss	(653,015)	(2,113,730)
Preferred stock dividends	(110,768)	(93,958)

Net loss allocable to common shareholders	$(763,783)	$(2,207,688)

Basic and diluted net loss per common share allocable to common shareholders	$(0.05)	$(0.15)

Shares used in per share calculations	15,484,400	14,747,447

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(653,015)	$(2,113,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	198,604	289,320
Stock contributed to 401(k) plan	17,051	20,961
Contributed capital for services	19,350	—
Depreciation and amortization	221,555	234,984
Other non-cash interest expense	156,924	79,368
Change in fair value of derivative instruments	(224,088)	273,456
Change in deferred revenue	(58,386)	(215,143)
Changes in operating assets and liabilities:
Accounts receivable, net	(301,165)	(24,892)
Inventories	(347,071)	(311,028)
Other current assets	6,993	93,482
Accounts payable	218,453	274,356
Accrued payroll	39,012	112,623
Accrued severance and related liabilities and other accrued liabilities	(4,740)	294,429

Net cash used in operating activities	(710,523)	(991,814)

Cash flows from investing activities:
Purchase of marketable securities	(650,000)	—
Maturity of marketable securities	640,942	—
Capital expenditures	(10,090)	(12,551)
Other assets	(47,451)	(83,239)

Net cash used in investing activities	(66,599)	(95,790)

Cash flows from financing activities:
Proceeds from revolving note payable, net	—	4,574
Principal payments made on short and long-term debt	(208,333)	(83,334)
Payments made on capital lease obligations	(11,562)	(11,450)

Net cash used in financing activities	(219,895)	(90,210)

Decrease in cash and cash equivalents	(997,017)	(1,177,814)

Cash and cash equivalents:
Beginning of period	1,722,705	1,977,546

End of period	$725,688	$799,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,972	$65,142

Supplemental disclosure of non-cash information:
Preferred stock dividend to be settled in Series E or Series F preferred stock	$110,768	$93,958
Severance costs settled in restricted stock	—	315,084
Issuance of Series F preferred stock in exchange for note payable and accrued interest	623,550	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three month periods ended March 31, 2008 and 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from Bioject Medical Technologies Inc.’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2007 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2008, we had an accumulated deficit of $118.6 million with total shareholders’ equity of $2.6 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Cash, cash equivalents and marketable securities were $1.4 million at March 31, 2008 and $52,000 was outstanding under the Revolving Loan and, based on borrowing limitations, there was $911,000 available for borrowing. However, pursuant to the Forbearance Agreement dated November 19, 2007 with our lender, we may not draw on the Revolving Loan without our lender’s consent. The Forbearance Agreement expires June 1, 2008 and, depending upon our financial condition, our lender could require us to pay down outstanding balances on existing debt. In addition, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

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

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $717,000 and $736,000, respectively, at March 31, 2008 and December 31, 2007, consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials and components	$900,584	$502,763
Work in process	46,924	83,546
Finished goods	176,714	190,842

	$1,124,222	$777,151

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2008	2007
Stock options and warrants	4,741,664	5,566,812
Convertible preferred stock	6,226,749	5,395,349
Payment-in-kind preferred dividends	538,557	233,181
Convertible debt	2,188,889	1,388,889

Total	13,695,859	12,584,231

Note 4. Reduction in Force

On January 16, 2008, we eliminated 13 positions. We incurred approximately $0.1 million for severance and related costs in the first quarter of 2008 related to these actions.

Note 5. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended March 31,
	2008	2007
Merial	40%	27%
Serono	38%	22%
Amgen	*	19%
Ferring	*	11%
BioScrip	*	10%

*	Less than 10%

At March 31, 2008, accounts receivable from Merial and Serono represented 28% and 41%, respectively, of the March 31, 2008 accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of March 31, 2008.

Note 6. Stock-Based Compensation

In the first quarter of 2008, we issued 243,895 restricted stock units (“RSUs”) to executives and other employees and options exercisable for 49,440 shares of our common stock to non-executive employees at $0.47 per share pursuant to our 1992 Stock Incentive Plan.

Of the 243,895 RSUs, 204,395 vest one year from the grant date and the remaining 39,500 vest over a three-year period from December 31, 2008, assuming the performance criteria are achieved for 2008.

Of the 49,440 options, 31,315 vest one year from the grant date and the remaining 18,125 vest over a three-year period from December 31, 2008, assuming the performance criteria are achieved for 2008.

In addition, pursuant to his employment agreement and based on 2007 company performance, Mr. Ralph Makar, our CEO, received a grant outside of our 1992 Stock Incentive Plan of 150,000 RSUs. The RSUs vest as to 1/3 of the total on each of the first through third anniversaries of the grant date.

The fair value of all of the above grants was determined to be $195,000 and will be recognized over the vesting periods of the awards. Of this amount, $120,000 will be recognized in 2008.

The stock options were valued using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	2.82%
Expected dividend yield	0.0%
Expected term (years)	7 years
Expected volatility	78.74-83.06%

Note 7. Fair Value Measurements

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” The adoption of SFAS No. 157 did not have any effect on our financial position or results of operations. Following are the disclosures related to our financial assets and liabilities as of March 31, 2008 pursuant to SFAS No. 157 (in thousands):

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Input Level	Level 3	Level 3	Level 3

Black- Scholes Assumptions
Risk-free interest rate	2.46%	2.46%	—
Expected dividend yield	0.0%	0.0%	—
Contractual term (years)	2.44 years	2.99 years	—
Expected volatility	95.43%	92.22%	—

Certain Other Information
Fair value at December 31, 2007	$127,823	$400,139	$(312)
Fair value at March 31, 2008	$73,736	$230,138	$(312)
Change in fair value from December 31, 2007 to March 31, 2008	$54,087	$170,001	$—

We have determined that our marketable securities should be presented at their fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For valuation techniques using a fair-value hierarchy, we have determined that all of our marketable securities fall into the Level 1 category, which values assets at the quoted prices in active markets for the same identical assets. The fair value of our marketable securities was $676,000 and $667,000, respectively, at March 31, 2008 and December 31, 2007.

Note 8. Series F Convertible Preferred Stock

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

Note 9. Conversion of $615,000 Convertible Note

On January 22, 2008, we entered into a Purchase Agreement with each of Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell (each a “Purchaser” and collectively, the “Purchasers”) for the purchase of an aggregate of 8,314 shares of our Series F Preferred Stock at a price of $75 per share. Gross proceeds from the sale were $623,550, payable by cancellation of the outstanding $615,000 principal amount of, and accrued interest on, promissory notes issued to each of the Purchasers in November 2007.

Note 10. Issuance of Warrant

On February 8, 2008, we issued a warrant exercisable for an aggregate of 31,875 shares of our common stock at $0.75 per share to Susan Levinson and Valerie Ceva of The Strategic Choice LLC for services provided. The warrants are immediately exercisable and expire four years from the date of grant. The value of the warrants was determined to be $8,158 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative expense in the first quarter of 2008:

Risk-free interest rate	2.69%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	89.55%

On March 31, 2008, we issued a warrant exercisable for an aggregate of 59,375 shares of our common stock at $0.75 per share to Susan Levinson and Valerie Ceva of The Strategic Choice LLC for services provided. The warrants are immediately exercisable and expire four years from the date of grant. The value of the warrants was determined to be $11,192 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative expense in the first quarter of 2008:

Risk-free interest rate	2.46%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	81.44%

Note 11. Other Current Liabilities

Included in other current liabilities was $695,000 and $633,000, respectively, at March 31, 2008 and December 31, 2007 related to prepaid inventory for Serono.

Note 12. New Accounting Pronouncements

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have any effect on our financial position or results of operations.

EITF 07-3

In June 2007, the Emerging Issus Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 effective January 1, 2008 did not have a material effect on our financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 effective January 1, 2008 did not have any effect on our financial position or results of operations.

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

We began a strategic realignment of our company during 2007 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, on January 16, 2008, we eliminated an additional 13 positions, incurring approximately $0.1 million of severance and related costs in the first quarter of 2008. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. We have successfully completed key milestones with a number of our current partners. We continually review and discuss our agreements with our partners and may make changes to the agreements in the future based on strategic decisions that we believe are in the best interests of our shareholders. As we enter into new agreements or amend existing agreements, we intend to ensure, to the best of our ability, that they are profitable and aligned with the long-term interests of our shareholders. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs on terms more favorable to us than past agreements. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

We intend to achieve future profitability by ensuring that we enter into profitable, revenue-generating agreements and that we do not enter into agreements that we believe will not add to long-term shareholder value. We recently completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities, including opportunities to secure injectable indications allowing us to create our own drug+device combinations for the market. We are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. We have recently initiated discussions with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and others.

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including: i) the length of time to close product sales; ii) customer budget cycles; iii) the implementation of cost reduction measures; iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) the timing and amount of payments under licensing and technology development agreements; (vi) our ability to enter into new agreements with partners; and vii) the timing of new product introductions by us and our competitors.

We do not expect to report net income in 2008.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of March 31, 2008 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
$2.0 million PFG revolving facility	$52,475	$52,475	$—	$—	$—
December 2006 PFG $500,000 term loan	83,334	83,334	—	—	—
August 2007 PFG $500,000 term loan	208,333	208,333	—	—	—
December 2007 $600,000 LOF convertible note	600,000	—	600,000	—	—
$1.25 million PFG term loan(1)	1,250,000	—	—	1,250,000	—
Interest on all debt facilities	211,838	96,102	104,756	10,980	—
Operating leases	2,709,190	279,806	770,148	809,140	850,096
Capital leases	93,640	37,593	49,674	6,373	—
Purchase order commitments	624,826	624,826	—	—	—

	$5,833,636	$1,382,469	$1,524,578	$2,076,493	$850,096

(1)

The accreted value of $503,981 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of March 31, 2008 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

FORBEARANCE AGREEMENT

On November 19, 2007 we entered into a Forbearance Agreement with Partners for Growth, L.P. (“PFG”) in relation to the three outstanding loans we have with PFG, which are referred to collectively as the “PFG Loans.”

Pursuant to the Forbearance Agreement, PFG agreed to forbear, through no later than June 1, 2008 (the “Forbearance Period”), and not declare an Event of Default or exercise other remedies under the PFG Loans for a Permitted Default, as defined in the Forbearance Agreement.

The Forbearance Agreement required that we consummate a subordinated debt or equity financing of at least $500,000 by December 14, 2007, which requirement was satisfied in November 2007, and requires that we maintain certain minimum levels of cash and cash equivalents and net cash operating loss. We were in compliance with these requirements at March 31, 2008.

We may not borrow under our existing revolving loan with PFG during the Forbearance Period without PFG’s consent.

The Forbearance Agreement also provided that we pay $550,000 to PFG on November 20, 2007. PFG applied the $550,000 to the outstanding revolving loan obligation under our Loan and Security Agreement with PFG.

The Forbearance Agreement also provided for the amendment of the following instruments as follows:

•	the warrant dated December 11, 2006 to purchase 200,000 shares of common stock was amended to change the exercise price from $1.37 per share to $0.90 per share;

•

the $1.25 million convertible loan from PFG was amended to adjust the conversion price from $1.37 per share to $0.90 per share, thereby making it convertible into 1,388,889 shares of common stock instead of 912,409 shares;

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

In addition, during the Forbearance Period, this Forbearance Agreement amends the PFG Loans, other than the $1.25 million convertible loan, by reducing the interest rate specified in each such loan agreement by 3% per annum.

CONVERSION OF $615,000 CONVERTIBLE NOTE

On January 22, 2008, we entered into a Purchase Agreement with each of Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell (each a “Purchaser” and collectively, the “Purchasers”) for the purchase of an aggregate of 8,314 shares of our Series F Preferred Stock at a price of $75 per share. Gross proceeds from the sale were $623,550, payable by cancellation of the outstanding $615,000 principal amount of, and accrued interest on, promissory notes issued to each of the Purchasers in November 2007.

OUTSTANDING DEBT

$1.25 Million Term Loan

We have outstanding a term loan agreement with PFG for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the prime rate and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at March 31, 2008, this debt was recorded on our balance sheet at $504,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

$500,000 Term Loan and $2.0 Million Revolving Loan

We also have outstanding a Loan and Security Agreement (the “Loan Agreement”) with PFG. The Loan Agreement provides for two loan facilities. One facility is a $500,000 term loan (the “Term Loan”), as described below, and the second facility permits us to borrow up to an amount equal to the sum of 75% of our eligible accounts receivable plus 30% of our eligible inventory, up to a maximum of $2.0 million plus any principal amounts of the Term Loan that have been repaid (the “Revolving Loan”). The Revolving Loan matures on June 11, 2008 and bears interest at (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, (ii) plus 2%. Under the Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for

30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. Our obligations under the Loan Agreement accelerate upon certain events, including a sale or change of control. As of March 31, 2008, we had $52,000 outstanding under the Revolving Loan at an interest rate of 7.25% and, based on borrowing limitations, there was $911,000 available for future borrowings. However, pursuant to our Forbearance Agreement, we are not allowed to draw on this line of credit without PFG’s approval. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 4.25% at March 31, 2008.

The $500,000 Term Loan is being repaid in 18 equal monthly installments, with a maturity date of June 11, 2008. We borrowed the full amount of the Term Loan on December 12, 2006. The Term Loan bears interest at a monthly rate equal to (i) the greater of 4.5% or the prime rate of Silicon Valley Bank, plus (ii) 1.5%. At March 31, 2008, we had $83,000 outstanding under this Term Loan at an interest rate of 6.75%. Pursuant to our Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 3.75% at March 31, 2008.

August 31, 2007 $500,000 Term Loan

On August 31, 2007, we entered into a 2007 Term Loan and Security Agreement (the “2007 Loan Agreement”) with PFG for a $500,000 term loan (the “Loan”). The Loan is due in twelve equal monthly installments of $41,666.67 commencing October 1, 2007 and ending September 1, 2008. Interest accrues at the rate of the prime rate of Silicon Valley Bank plus 2% per annum and is due on the first day of each month for interest accrued during the prior month. Under the 2007 Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. The 2007 Loan Agreement contains certain revenue and working capital covenants, which were replaced by the terms of the Forbearance Agreement. At March 31, 2008, $208,000 was outstanding on this Loan at an interest rate of 7.25%. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 4.25% at March 31, 2008.

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

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

Cash, cash equivalents and marketable securities were $1.4 million at March 31, 2008 and $52,000 was outstanding under the Revolving Loan and, based on borrowing limitations, there was $911,000 available for borrowing. However, pursuant to the Forbearance Agreement dated November 19, 2007 with our lender, we may not draw on the Revolving Loan without our lender’s consent. The Forbearance

Agreement expires June 1, 2008 and, depending upon our financial condition, our lender could require us to pay down outstanding balances on existing debt. In addition, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

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

RESULTS OF OPERATIONS

The consolidated financial data for the three-month periods ended March 31, 2008 and 2007 are presented in the following table:

Three Months Ended March 31,	2008	2007
Revenue:
Net sales of products	$1,681,151	$1,636,516
License and technology fees	131,638	491,687

	1,812,789	2,128,203
Operating expenses:
Manufacturing	1,187,640	1,596,223
Research and development	593,531	973,775
Selling, general and administrative	733,320	1,295,425

Total operating expenses	2,514,491	3,865,423

Operating loss	(701,702)	(1,737,220)

Interest income	17,496	36,788
Interest expense	(192,897)	(139,842)
Change in fair value of derivative liabilities	224,088	(273,456)

Net loss	(653,015)	(2,113,730)
Preferred stock dividends	(110,768)	(93,958)

Net loss allocable to common shareholders	$(763,783)	$(2,207,688)

Basic and diluted net loss per common share allocable to common shareholders	$(0.05)	$(0.15)

Shares used in per share calculations	15,484,400	14,747,447

Revenue

Product sales were relatively flat in the first quarter of 2008 compared to the first quarter of 2007. Offsetting factors contributing to our product revenue results were as follows:

•

an 82% increase in sales to Serono to $642,000 in the first quarter of 2008 compared to $354,000 in the first quarter of 2007 due to both increased unit volume and pricing for the cool.click™ and Serojet™ spring-powered needle-free devices for use with its recombinant human growth hormone drugs pursuant to our October 2007 three-year supply agreement;

•

a 53% increase in sales to Merial to $666,000 in the first quarter of 2008 compared to $436,000 in the first quarter of 2007 due to increased volume of product sales primarily related to the canine melanoma product with Serono;

•

a 53% decrease in Fuzeon sales to Bioscrip and Roche/Trimeris to $98,000 in the first quarter of 2008 compared to $208,000 in the first quarter of 2007. This decrease is primarily a result of the October 2007 announcement from Hoffmann-La Roche Inc. and Trimeris Inc. that they were not going to continue with their FDA submission for Fuzeon® to be administered with the B2000. However, patients currently utilizing the B2000 for administering Fuzeon® and those in clinical trials may continue using the device under a doctor’s supervision;

•	a 37% decrease in sales to Ferring to $111,000 in the first quarter of 2008 compared to $175,000 in the first quarter of 2007 due to lower volume; and

•	no sales to Amgen in the first quarter of 2008 compared to $314,000 in the first quarter of 2007. We do not anticipate any significant sales to Amgen in future periods.

We currently have significant supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals Inc. and BioScrip Inc. (formerly Chronimed Inc.).

License and technology fees decreased $360,000, or 73.2%, in the first quarter of 2008 compared to the first quarter of 2007, in accordance with the terms of our current agreements. The first quarter of 2007 included the recognition of $435,000 related to former partnerships. The first quarter of 2008 included a $48,000 increase in payments from Serono compared to the first quarter of 2007 in connection with their October 2007 supply agreement.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Manufacturing expense decreased $409,000, or 25.6%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to reduced indirect manufacturing headcount. In addition, there was $55,000 of restructuring and severance expense included in the first quarter of 2007 compared to $12,000 in the first quarter of 2008.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies or incurred in the research and development of new products and modifications to existing products.

Research and development expense decreased $380,000, or 39.1%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the timing of expenses related to on-going projects and reduced headcount. In addition, there was $38,000 of restructuring and severance expense included in the first quarter of 2007 compared to $92,000 in the first quarter of 2008.

Current significant projects include the next generation spring-powered device with an auto disable feature and the Iject® needle-free injection device for an undisclosed company.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

Selling, general and administrative expense decreased $562,000, or 43.4%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to $576,000 of restructuring and severance expense included in the first quarter of 2007 compared to $1,000 in the first quarter of 2008.

Restructuring

Restructuring and severance charges were included as a component of operating expenses as follows:

	Three Months Ended March 31,
	2008	2007
Manufacturing	$12,330	$55,229
Research and development	92,135	38,277
Selling, general and administrative	764	576,020

Total	$105,229	$669,526

Our accrued liability for past restructuring activities totaled $59,000 and $129,000 at March 31, 2008 and December 31, 2007, respectively.

Interest Expense

Interest expense included the following:

	Three Months Ended March 31,
	2008	2007
Contractual interest expense	$35,972	$60,474
Amortization of debt issuance costs	94,757	17,200
Accretion of $1.25 million convertible debt	62,168	62,168

	$192,897	$139,842

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

We currently have a line of credit agreement for up to $2.0 million of borrowings, which matures on June 11, 2008. As of March 31, 2008, $52,000 was outstanding under our revolving loan facility and, based on borrowing limitations, there was $911,000 available for borrowing. However, pursuant to the Forbearance Agreement discussed above, we may not draw on the revolving loan facility without PFG’s consent.

Total cash, cash equivalents and short-term marketable securities at March 31, 2008 were $1.4 million compared to $2.4 million at December 31, 2007. We had working capital of $0.2 million at March 31, 2008 compared to $0.4 million at December 31, 2007.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first quarter of 2008 resulted from $0.7 million used in operations, $9,000 of net purchases of marketable securities, $10,000 used for capital expenditures, $47,000 used for other investing activities, primarily patent applications, and $220,000 used for principal payments on long-term debt and capital leases.

Net accounts receivable increased $0.3 million to $1.1 million at March 31, 2008 compared to $0.8 million at December 31, 2007. Included in the balance at March 31, 2008 was an aggregate of $934,000 due from four customers. Of the amount due from these customers at March 31, 2008, $394,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.3 million to $1.1 million at March 31, 2008 compared to $0.8 million at December 31, 2007 and primarily included raw materials and finished goods for the Vial Adapter, B2000 Syringe products, and the spring-powered products for forecasted production in the second quarter of 2008.

Capital expenditures of $10,000 in the first quarter of 2008 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $50,000 in 2008 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures.

Accounts payable increased $0.2 million to $1.3 million at March 31, 2008 compared to $1.1 million at December 31, 2007 primarily due to increased inventory purchases and the timing of payments.

Derivative liabilities of $0.3 million at March 31, 2008 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Deferred revenue totaled $0.4 million at March 31, 2008 and December 31, 2007. The balance at March 31, 2008 included $322,000 received from Serono, $1,350 received from Hoffman-La Roche Inc. and $36,000 received from Vical.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 28, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 12. of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 4T.	CONTROLS AND PROCEDURES

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

We may need additional funding to support our operations beyond 2008; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We require cash for operations, debt service and capital expenditures. We had cash, cash equivalents and marketable securities of $1.4 million at March 31, 2008. If we are unable to enter into anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, we may need to do one or more of the following:

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

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At March 31, 2008, we had an accumulated deficit of $118.6 million and net working capital of $0.2 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

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

In prior years, several agreements, including those with Hoffman-La Roche Pharmaceuticals, Merck & Co. and Amgen, have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including, but not limited to, costs related to obtaining regulatory approval, unsuccessful pre-clinical vaccine studies, changes in vaccine development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy. No revenue resulted from any of the canceled agreements in the first quarter of 2008 or in the year ended December 31, 2007 or 2006.

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

Our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations. In March 2007 and 2006, we restructured our operations, which included reducing the size of our workforce. Further headcount reductions were made in January 2008. Despite these efforts, we cannot assure you that we will achieve all of the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these activities in the periods contemplated, or at all. If we are unable to realize these benefits or appropriately structure our business to meet market conditions, our results of operations could be negatively impacted. As part of our recent activities, we have reduced the workforce in certain portions of our business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues. In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect our future revenues. Further, we believe our future success depends, in large part, on our ability to attract and retain highly skilled personnel. Our workforce reduction activities could negatively affect our ability to attract such personnel as a result of perceived risk of future workforce reductions. We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring or workforce reduction efforts will be successful.

We may not be able to comply with Nasdaq listing requirements, which could result in our common stock being delisted from the Nasdaq Capital Market. On November 15, 2007, Nasdaq staff notified us that we had failed to comply with Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2.5 million in stockholders’ equity or $35.0 million market value of listed securities or $0.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. At March 31, 2008, we believe we were in compliance with the rule. This conversion occurred on January 22, 2008. Nasdaq will continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if we cease to be in compliance with such requirement, we will be subject to delisting.

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

As of the date of the filing of this Form 10-Q, our stock has not closed with a bid price of at least $1.00 since we received the deficiency letter. Accordingly, we will not comply with the minimum bid requirement by the May 19 deadline. We are considering whether actions to help us regain compliance are in the best interests of the Company and shareholders. Such actions may include seeking shareholder approval of a reverse stock split in order to increase our stock price. Any such action would require Nasdaq to extend our compliance period, which Nasdaq may not grant. There is no assurance, however, that shareholder approval will be sought or obtained or, if obtained, will be obtained in time to comply with the Nasdaq extended compliance deadline, if any.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. For example, since 1996, we have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.4 million shares issuable upon exercise of warrants. In addition, as of March 31, 2008, we had approximately 260,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of March 31, 2008, options to purchase approximately 1.4 million shares of common stock were outstanding and approximately 600,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In addition, there are shares issuable upon conversion or exercise of Series F preferred stock, convertible loans and notes and warrants which have not been registered for resale at this time.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February and March 2008, we issued warrants to purchase an aggregate of 91,250 shares of our common stock for $0.75 per share to Susan Levinson and Valerie Ceva of The Strategic Choice LLC in exchange for services rendered during 2008 related to our strategic plan. The warrants are immediately exercisable and expire four years after the date of grant. The issuance of the warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The purchasers represented their intention to acquire the warrants for investment only and not with a view for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrants. The sale of the warrants was made without general solicitation or advertising and the offering of the warrants was not underwritten.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1	Rick Stout employment agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)