Form 10-Q
period 2008-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2008-08-14
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-15360

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	15,962,075
(Class)	(Outstanding at August 11, 2008)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,538,090	$1,722,705
Short-term marketable securities	679,980	666,534
Accounts receivable, net of allowance for doubtful accounts of $5,418 and $13,702	538,217	847,382
Inventories	1,080,251	777,151
Other current assets	195,372	323,824

Total current assets	4,031,910	4,337,596
Property and equipment, net of accumulated depreciation of $6,440,583 and $6,052,600	1,923,269	2,297,262
Goodwill	—	94,074
Other assets, net	1,260,464	1,240,319

Total assets	$7,215,643	$7,969,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$649,582	$827,621
Current portion of long-term debt	627,090	166,667
Accounts payable	860,726	1,052,364
Accrued payroll	123,141	178,851
Derivative liabilities	303,067	527,650
Accrued severance and related liabilities	—	129,123
Other accrued liabilities	778,771	719,882
Deferred revenue	474,452	316,031

Total current liabilities	3,816,829	3,918,189
Long-term liabilities:
Convertible notes payable	—	1,224,081
Deferred revenue	1,141,742	102,083
Other long-term liabilities	282,903	315,591
Commitments
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at June 30, 2008 and December 31, 2007, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at June 30, 2008 and December 31, 2007, liquidation preference of $1.37 per share	5,478,466	5,316,106
Series F Convertible - 8,314 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, liquidation preference of $75 per share	645,182	—
Common stock, no par value, 100,000,000 shares authorized; 15,917,771 shares and 15,403,705 shares issued and outstanding at June 30, 2008 and December 31, 2007	113,529,155	113,018,663
Accumulated deficit	(119,557,402)	(117,804,230)

Total shareholders’ equity	1,974,169	2,409,307

Total liabilities and shareholders’ equity	$7,215,643	$7,969,251

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Net sales of products	$1,376,309	$1,950,393	$3,057,460	$3,586,909
License and technology fees	275,062	801,827	406,700	1,293,514

	1,651,371	2,752,220	3,464,160	4,880,423
Operating expenses:
Manufacturing	1,102,418	1,634,843	2,290,058	3,231,066
Research and development	544,625	778,241	1,138,156	1,752,016
Selling, general and administrative	791,133	635,127	1,524,453	1,930,552

Total operating expenses	2,438,176	3,048,211	4,952,667	6,913,634

Operating loss	(786,805)	(295,991)	(1,488,507)	(2,033,211)
Interest income	6,064	28,305	23,560	65,093
Interest expense	(135,683)	(157,154)	(328,580)	(296,996)
Change in fair value of derivative liabilities	495	(553,758)	224,583	(827,214)

	(129,124)	(682,607)	(80,437)	(1,059,117)

Net loss	(915,929)	(978,598)	(1,568,944)	(3,092,328)
Preferred stock dividend	(73,460)	(96,965)	(184,228)	(190,923)

Net loss allocable to common shareholders	$(989,389)	$(1,075,563)	$(1,753,172)	$(3,283,251)

Basic and diluted net loss per common share allocable to common shareholders	$(0.06)	$(0.07)	$(0.11)	$(0.22)

Shares used in per share calculations	15,658,307	14,986,559	15,571,353	14,867,664

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,568,944)	$(3,092,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expenses related to fair value of stock-based awards	451,585	368,827
Stock contributed to 401(k) Plan	31,879	46,440
Contributed capital for services	27,029	114,401
Depreciation and amortization	443,783	465,973
Goodwill impairment	94,074	—
Other non-cash interest expense	266,891	159,060
Change in fair value of derivative instruments	(224,583)	827,214
Change in deferred rent	(9,337)	(289)
Changes in operating assets and liabilities:
Accounts receivable, net	309,165	650,266
Inventories	(303,100)	96,298
Other current assets	23,928	99,825
Accounts payable	(191,638)	(35,523)
Accrued payroll	(55,711)	6,687
Accrued severance and related liabilities and other accrued liabilities	(70,233)	(12,883)
Deferred revenue	1,198,079	(879,051)

Net cash provided by (used in) operating activities	422,867	(1,185,083)
Cash flows from investing activities:
Purchase of marketable seucrities	(650,000)	(25,000)
Maturity of marketable securities	636,554	—
Capital expenditures	(13,990)	(68,862)
Other assets	(87,653)	(172,866)

Net cash used in investing activities	(115,089)	(266,728)
Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	(52,475)	54,574
Payments made on capital lease obligations	(23,351)	(23,217)
Payments made on short and long-term debt	(416,567)	(166,667)
Net proceeds from sale of common stock	—	31,015

Net cash used in financing activities	(492,393)	(104,295)

Decrease in cash and cash equivalents	(184,615)	(1,556,106)
Cash and cash equivalents:
Beginning of period	1,722,705	1,977,546

End of period	$1,538,090	$421,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,972	$137,104
Supplemental non-cash information:
Severance costs settled in restricted stock	$—	$501,435
Preferred stock dividend to be settled in Series E preferred stock	162,596	190,923
Preferred stock dividend to be settled in Series F preferred stock	21,632	—
Issuance of Series F preferred stock in exchange for note payable and accrued interest	623,550	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from Bioject Medical Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2008, we had an accumulated deficit of $119.6 million with total shareholders’ equity of $2.0 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Cash, cash equivalents and marketable securities were $2.2 million at June 30, 2008. Our revolving loan was paid off during the second quarter of 2008 and it expired on June 11, 2008. We received an upfront non-refundable payment $1.4 million from Merial Limited (“Merial”) for a new long-term exclusive license, development and supply agreement for a next generation companion animal device which allows for the delivery of injectables. We also expect to receive additional payments as milestones are met.

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

Note 2. Forbearance Agreement

On November 19, 2007 we entered into Forbearance Agreement #1 with Partners for Growth, L.P. (“PFG”) in relation to the three loans that were then outstanding with PFG, which are referred to collectively as the “PFG Loans.” On May 30, 2008, we entered into Forbearance Agreement #2 with PFG in relation to the PFG Loans. As of June 30, 2008 the PFG Loans consisted of $1.25 million outstanding on our $1.25 million convertible loan (the “Convertible Loan”) and $83,433 outstanding on our August 31, 2007 $500,000 term loan.

Forbearance Agreement #1 expired June 1, 2008. Pursuant to Forbearance Agreement #2, PFG agreed to forbear, through no later than September 15, 2008 (the “Forbearance Period”), and not declare an Event of Default or exercise other remedies under the PFG Loans for a Permitted Default, as defined in Forbearance Agreement #2.

Forbearance Agreement #2 provides that the Convertible Loan may be restructured as follows if we comply with the terms of Forbearance Agreement #2 and no defaults occur under the PFG Loans:

•

If we consummate an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period, PFG will amend the Convertible Loan to include a minimum liquidity financial covenant to the effect that our ratio of (i) cash and cash equivalents, plus eligible accounts receivable to (ii) outstanding monetary obligations to PFG, shall equal or exceed 2:1, tested on a calendar monthly basis; or

•

If we are unable to consummate (or abandon the active pursuit of) an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period, PFG will amend the Convertible Loan to apply a monthly borrowing base formula to the Convertible Loan that is equal to 100% of Eligible Accounts plus 100% of Eligible Inventory (as defined in Forbearance Agreement #2). Any excess of outstanding monetary obligations under the Convertible Loan over the formula-eligible borrowings would be required to be immediately repaid to PFG upon notice from PFG, at PFG’s sole option and would not be eligible for re-borrowing. A minimum liquidity financial covenant, as defined above, would apply, but at a ratio of 1.25:1. The interest rate on the Convertible Loan would be at the Prime Rate plus 3%. Any reduction of principal amount due to repayment as required by these terms would reduce the amount of the Convertible Loan eligible for PFG to convert into our common stock.

During the Forbearance Period, the PFG Loans, other than the Convertible Loan, are amended by reducing the interest rate specified in each PFG Loan by 3% per annum.

At the end of the Forbearance Period, the only monetary obligation remaining outstanding with PFG will be the Convertible Loan. The term loan matures September 1, 2008. Our revolving loan with PFG and our December 2006 $500,000 term loan with PFG both matured June 11, 2008 and no amounts remain outstanding under either loan.

Note 3. NASDAQ Delisting

On November 19, 2007, we received a NASDAQ Staff Deficiency Letter stating that we had failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of Bioject’s common stock had closed below the minimum $1.00 bid requirement. The letter stated that we were provided 180 calendar days, or until May 19, 2008, to regain compliance with the minimum bid price requirement.

We did not regain compliance with the minimum bid price requirement by May 19, 2008 and, accordingly, n July 21, 2008, the NASDAQ Panel determined to delist our common stock from The NASDAQ Stock Market, and suspended trading of our common stock effective with the open of business on July 23, 2008. Trading in our common stock was transferred to the Over-the-Counter Bulletin Board (“OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of the market on July 23, 2008. The symbol remains BJCT.

Note 4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.

Inventories, net of valuation reserves of $714,000 and $736,000, respectively, at June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials and components	$855,927	$502,763
Work in process	46,293	83,546
Finished goods	178,031	190,842

	$1,080,251	$777,151

Note 5. Net Loss Per Common Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2008	2007
Stock options and warrants	4,603,721	4,574,468
Convertible preferred stock	6,226,749	5,395,349
Series E Payment-in-kind dividends	550,516	293,256
Series F Payment-in-kind dividends	28,843	—
Convertible debt	2,188,889	912,409
Accrued interest on $600,000 convertible debt	36,121	—

Total	13,634,839	11,175,482

Note 6. Reduction in Force

On January 16, 2008, we eliminated 13 positions. We incurred approximately $0.1 million for severance and related costs in the first quarter of 2008 related to these actions.

Note 7. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Merial	49%	26%	44%	26%
Serono	24%	36%	32%	30%
BioScrip	1%	21%	2%	12%
Amgen	—	16%	—	18%

At June 30, 2008, accounts receivable from Merial totaled 47% of our gross accounts receivable balance. In addition, two other customers accounted for 12% and 10%, respectively, of our gross accounts receivable as of June 30, 2008.

Note 8. Stock-Based Compensation

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

In addition, pursuant to his employment agreement and based on 2007 company performance, Mr. Ralph Makar, our CEO, received a grant outside of our 1992 Stock Incentive Plan of 150,000 RSUs with a value of $0.47 per share. The RSUs vest as to 1/3 of the total on each of the first through third anniversaries of the grant date.

The total fair value of the grants in the first quarter of 2008 was $195,000.

In the second quarter of 2008, the following awards were made:

•

we awarded 197,368 shares of our common stock with a value of $0.38 per share, for a total value of $75,000, to Mr. Ralph Makar in lieu of a $75,000 cash award that was earned by Mr. Makar pursuant to his employment agreement related to 2007 performance;

•

each non-employee Board member was granted RSUs for a total of 298,000 RSUs with a value of $0.37 per share. The RSUs vest as to 50% in six months and as to the remaining 50% on the one year anniversary of the grant date. The total value of the RSUs was $110,260 and will be recognized over the one year vesting period of the RSUs; and

•

two of our executive officers were each granted 75,000 RSUs with a value of $0.38 per share. The RSUs vest as to one-third of the total on each of December 31, 2009, 2010 and 2011. The total value of the RSUs was $57,000 and is being recognized over the vesting period of the RSUs.

The fair value of all of the 2008 grants was $437,000 and will be recognized over the vesting periods of the awards. Of this amount, $218,000 will be recognized in 2008.

The stock options were valued using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	2.82%
Expected dividend yield	0.0%
Expected term (years)	7 years
Expected volatility	78.74-83.06%

Note 9. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have a material effect on our financial position or results of operations.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. Following are the disclosures related to our financial assets and (liabilities) as of June 30, 2008 pursuant to SFAS No. 157 (in thousands):

	June 30, 2008
	Fair Value	Input Level
Marketable securities	$679,980	Level 1
Warrants issued in connection with $1.5 million bridge loan	(75,169)	Level 3
$1.25 million convertible debt conversion feature	(227,898)	Level 3
$1.25 million convertible debt convertible interest feature	—	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black-Scholes Assumptions
Risk-free interest rate	3.5%	3.5%	—
Expected dividend yield	0.0%	0.0%	—
Contractual term (years)	2.19	2.74	—
Expected volatility	101.06%	94.88%	—

Certain Other Information
Fair value at December 31, 2007	$(127,823)	$(400,139)	$312
Fair value at June 30, 2008	$(75,169)	$(227,898)	$—
Change in fair value from December 31, 2007 to June 30, 2008	$52,654	$172,241	$(312)

Our marketable securities are valued using quoted prices in active markets for the same assets.

Note 10. Series F Convertible Preferred Stock

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

Note 11. Conversion of $615,000 Convertible Note

On January 22, 2008, we entered into a Purchase Agreement with each of Edward Flynn, Ralph Makar, Dr. David Tierney, Dr. Richard Stout and Christine Farrell (each a “Purchaser” and collectively, the “Purchasers”) for the purchase of an aggregate of 8,314 shares of our Series F Preferred Stock at a price of $75 per share. Gross proceeds from the sale were $623,550, payable by cancellation of the outstanding $615,000 principal amount of, and accrued interest on, promissory notes issued to each of the Purchasers in November 2007.

Note 12. Issuance of Warrants

On February 8, 2008, we issued a warrant exercisable for an aggregate of 31,875 shares of our common stock at an exercise price of $0.75 per share to Susan Levinson and Valerie Ceva of The Strategic Choice LLC for services provided. The warrants are immediately exercisable and expire four years from the date of grant. The value of the warrants was determined to be $8,158 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative expense in the first quarter of 2008:

Risk-free interest rate	2.69%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	89.55%

On March 31, 2008, we issued a warrant exercisable for an aggregate of 59,375 shares of our common stock at an exercise price of $0.75 per share to Susan Levinson and Valerie Ceva of The Strategic Choice LLC for services provided. The warrants are immediately exercisable and expire four years from the date of grant. The value of the warrants was determined to be $11,192 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative expense in the first quarter of 2008:

Risk-free interest rate	2.46%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	81.44%

On June 30, 2008, we issued a warrant exercisable for an aggregate of 18,125 shares of our common stock at an exercise price of $0.75 per share to Susan Levinson and Valerie Ceva of The Strategic Choice LLC for services provided. We also issued a warrant exercisable for an aggregate of 16,000 shares of our common stock at an exercise price of $0.75 per share to Andrew S. Forman for services provided. The warrants are immediately exercisable and expire four years from the date of grant. The value of the warrants was determined to be $7,678 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative expense in the second quarter of 2008:

Risk-free interest rate	3.50%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	93.78%

Note 13. Other Current Liabilities

Included in other current liabilities was $641,000 and $633,000, respectively, at June 30, 2008 and December 31, 2007 related to prepaid inventory for Serono.

Note 14. Long-Term Agreement with Merial

In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device which allows for the delivery of injectables. The agreement included a non-refundable, up-front license payment of $1.4 million, $110,000 of which was recognized as license and technology fee revenue in the second quarter of 2008, with the balance to be recognized over the term of the agreement. The agreement also includes development milestones with associated payments, provisions for capital equipment and a supply agreement extending up to 10 years.

Note 15. Goodwill Impairment

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. In the second quarter of 2008, as discussed in Note 3 above, our common stock was delisted from The NASDAQ Stock Market and now trades on the OTCBB. This may impair the price at which our common stock trades and the liquidity of the market for our common stock, which may negatively affect our ability to obtain additional funding. We tested our goodwill for impairment in the second quarter of 2008 and determined that an impairment had occurred. Accordingly, we recorded a non-cash charge of $94,074 as a component of manufacturing expense to fully write-off our goodwill balance, which was related to manufacturing assets, and, at June 30, 2008, we did not have any goodwill recorded on our balance sheet.

Note 16. New Accounting Pronouncements

FSP No. APB 14-1

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We believe that the adoption of this FSP will not have a material effect on our financial position or results of operations.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have a material effect on our financial position or results of operations.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 effective January 1, 2008 did not have a material effect on our financial position or results of operations.

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

OVERVIEW

We are an innovative developer and manufacturer of needle-free injection therapy systems (“NFITS”).

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. In 2007, we focused our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies, as well as numerous research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities both domestic and overseas as we expand our current product line.

Our NFITS work by forcing liquid medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure medication that penetrates the skin, depositing the medication in the tissue beneath. By bundling customized needle-free delivery systems with partners’ injectable medications and vaccines, we can enhance demand for these products in the healthcare provider and end-user markets.

We began a strategic realignment of our company during 2007 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, on January

16, 2008, we eliminated an additional 13 positions, incurring approximately $0.1 million of severance and related costs in the first quarter of 2008. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. We have successfully completed key milestones with a number of our current partners. We continually review and discuss our agreements with our partners and may make changes to the agreements in the future based on strategic decisions that we believe are in the best interests of our shareholders. As we enter into new agreements or amend existing agreements, we intend to ensure, to the best of our ability, that they are profitable and aligned with the long-term interests of our shareholders. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs on terms more favorable to us than past agreements. In addition, in June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device which allows for the delivery of injectables. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

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

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results including: i) the length of time to close product sales; ii) customer budget cycles; iii) the implementation of cost reduction measures; iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) the timing and amount of payments under licensing and technology development agreements; vi) our ability to enter into new agreements with partners; and vii) the timing of new product introductions by us and our competitors.

We do not expect to report net income in 2008.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of June 30, 2008 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
August 2007 PFG $500,000 term loan	$83,433	$83,433	$—	$—	$—
December 2007 $600,000 LOF convertible note	600,000	—	600,000	—	—
$1.25 million PFG term loan(1)	1,250,000	—	—	1,250,000	—
Interest on all debt facilities	156,438	40,702	104,756	10,980	—
Operating leases	2,616,333	187,044	770,148	809,141	850,000
Capital leases	79,414	23,367	49,674	6,373	—
Purchase order commitments	423,052	423,052	—	—	—

	$5,208,670	$757,598	$1,524,578	$2,076,494	$850,000

(1)	The accreted value of $566,149 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of June 30, 2008 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

FORBEARANCE AGREEMENTS

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

NASDAQ DELISTING

See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONVERSION OF $615,000 CONVERTIBLE NOTE

See Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

OUTSTANDING DEBT

$1.25 Million Convertible Loan

We have outstanding a term loan agreement with PFG for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the prime rate and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at June 30, 2008, this debt was recorded on our balance sheet at $566,000 and is being accreted on a straight-line basis at the rate of approximately $62,000 per quarter to its face value of $1.25 million over the 60-month contractual term of the debt.

August 31, 2007 $500,000 Term Loan

On August 31, 2007, we entered into a 2007 Term Loan and Security Agreement (the “2007 Loan Agreement”) with PFG for a $500,000 term loan (the “Loan”). The Loan is due in twelve equal monthly installments of $41,666.67 commencing October 1, 2007 and ending September 1, 2008. Interest accrues at the rate of the prime rate of Silicon Valley Bank plus 2% per annum and is due on the first day of each month for interest accrued during the prior month. Under the 2007 Loan Agreement, we are obligated to pay PFG a collateral handling fee of 0.55% per month on the average amount borrowed during that month. If the closing price of our common stock is between $2.00 and $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.38% per month. If the closing price of our common stock is at or above $4.00 per share for 30 consecutive trading days, the fee will be reduced to 0.22% per month. Under the Loan Agreement, we granted a security interest in substantially all of our assets to PFG to secure our obligations under the Loan Agreement. The 2007 Loan Agreement contains certain revenue and working capital covenants, which were replaced by the terms of the Forbearance Agreement. At June 30, 2008, $83,000 was outstanding on this Loan at an interest rate of 7.0%. Pursuant to the Forbearance Agreement, the interest rate on this loan is reduced by 3% per annum during the Forbearance Period, making the interest rate 4.0% at June 30, 2008.

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

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

The consolidated financial data for the three and six-month periods ended June 30, 2008 and 2007 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Net sales of products	$1,376,309	$1,950,393	$3,057,460	$3,586,909
License and technology fees	275,062	801,827	406,700	1,293,514

	1,651,371	2,752,220	3,464,160	4,880,423
Operating expenses:
Manufacturing	1,102,418	1,634,843	2,290,058	3,231,066
Research and development	544,625	778,241	1,138,156	1,752,016
Selling, general and administrative	791,133	635,127	1,524,453	1,930,552

Total operating expenses	2,438,176	3,048,211	4,952,667	6,913,634

Operating loss	(786,805)	(295,991)	(1,488,507)	(2,033,211)
Interest income	6,064	28,305	23,560	65,093
Interest expense	(135,683)	(157,154)	(328,580)	(296,996)
Change in fair value of derivative liabilities	495	(553,758)	224,583	(827,214)

Net loss	(915,929)	(978,598)	(1,568,944)	(3,092,328)
Preferred stock dividend	(73,460)	(96,965)	(184,228)	(190,923)

Net loss allocable to common shareholders	$(989,389)	$(1,075,563)	$(1,753,172)	$(3,283,251)

Basic and diluted net loss per common share allocable to common shareholders	$(0.06)	$(0.07)	$(0.11)	$(0.22)

Shares used in per share calculations	15,658,307	14,986,559	15,571,353	14,867,664

Revenue

The $0.6 million, or 29.4%, decrease and the $0.5 million, or 14.8%, decrease in product sales in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007, were due primarily to the following:

•

B2000 sales to BioScrip and Roche/Trimeris decreased from $223,000 to $12,000, or 95%, and from $417,000 to $110,000, or 74%, in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007. These decreases were primarily a result of the October 2007 announcement from Hoffmann-La Roche Inc. and Trimeris Inc. that they were not going to continue with their FDA submission for Fuzeon® to be administered with the B2000. However, patients currently utilizing the B2000 for administering Fuzeon® and those in clinical trials may continue using the device under a doctor’s supervision;

•

sales to Serono decreased from $660,000 to $323,000, or 35%, and from $1,063,000 to $966,000, or 43%, in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007 due to the timing of orders from Serono; and

•

there were no sales to Amgen in either the three or six-month periods ended June 30, 2008 compared to sales of $314,000 and $628,000 in the comparable periods of 2007. We do not anticipate any significant sales to Amgen in future periods.

These factors were partially offset by:

•

an increase in sales to Merial from $502,000 to $677,000, or 35%, and from $941,000 to $1,343,000, or 43%, in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007 due to increased volume of product sales primarily related to the feline leukemia products; and

•

an increase in sales to Great Lakes Naval Hospital from $50,000 to $123,000, or 146%, and from $67,000 to $153,000, or 128%, in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007 due to increased volume of product sales, primarily the B2000 device and associated disposables.

We currently have significant supply agreements or commitments with Serono, Merial and Ferring Pharmaceuticals Inc.

License and technology fees decreased $0.5 million, or 65.7%, and $0.9 million, or 68.6% in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007, in accordance with the terms of our current agreements. The three and six-month periods ended June 30, 2007 included the recognition of $434,000 and $614,000, respectively, related to former partnerships. The three and six-month periods ended June 30, 2008 included a $21,000 and a $68,000 increase, respectively, in payments from Serono compared to the same periods of 2007 in connection with their October 2007 supply agreement.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.5 million, or 32.6%, decrease and the $0.9 million, or 29.1%, decrease in manufacturing expense in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007 were primarily due to reduced indirect manufacturing headcount. In addition, there was $12,000 of restructuring and severance expense included in both the three and six-month periods ended June 30, 2008 compared to $0 and $55,000, respectively, in the comparable periods of 2007. The three and six-month periods ended June 30, 2008 included a $94,000 non-cash charge to fully write-off our goodwill balance. See Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.2 million, or 30.0%, decrease and the $0.6 million, or 35.0%, decrease in research and development expense in the three and six-month periods ended June 30, 2008, respectively, compared to the same periods of 2007 were primarily due to the timing of expenses related to on-going projects and reduced headcount. These factors were partially offset by $92,000 of restructuring and severance expense included in the both the three and six-month periods ended June 30, 2008 compared to $0 and $38,000, respectively, in the comparable periods of 2007.

Current significant projects include the next generation spring-powered device with an auto disable feature.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.2 million, or 24.6%, increase in selling, general and administrative expense in the three-month period ended June 30, 2008 compared to the same period of 2007 was due primarily to the hiring of our CEO in October 2007. The $0.4 million, or 21.0%, decrease in selling, general and administrative expense in the six-month period ended June 30, 2008 compared to the same period of 2007 was primarily a result of the hiring of our CEO being offset by a decrease in restructuring and severance expense. Restructuring and severance expense totaled $1,000 in both the three and six-month periods ended June 30, 2008 compared to $0 and $576,000, respectively, in the comparable periods of 2007.

Restructuring

Restructuring and severance charges were included as a component of operating expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Manufacturing	$12,330	$—	$12,330	$55,229
Research and development	92,135	—	92,135	38,277
Selling, general and administrative	764	—	764	576,020

Total	$105,229	$—	$105,229	$669,526

Our accrued liability for past restructuring activities totaled zero and $129,000 at June 30, 2008 and December 31, 2007, respectively.

Interest Expense

Interest expense included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contractual interest expense	$26,000	$78,000	$62,000	$139,000
Amortization of debt issuance costs	48,000	17,000	143,000	34,000
Accretion of $1.25 million convertible debt	62,000	62,000	124,000	124,000

	$136,000	$157,000	$329,000	$297,000

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

Total cash, cash equivalents and short-term marketable securities at June 30, 2008 were $2.2 million compared to $2.4 million at December 31, 2007. We had working capital of $0.2 million at June 30, 2008 compared to $0.4 million at December 31, 2007.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first six months of 2008 resulted from $13,000 of net purchases of marketable securities, $14,000 used for capital expenditures, $88,000 used for other investing activities, primarily patent applications, and $0.5 million used for principal payments on short and long-term debt and capital leases. These factors were partially offset by $0.4 million provided by operations.

Net accounts receivable decreased $0.3 million to $0.5 million at June 30, 2008 compared to $0.8 million at December 31, 2007. Receivables from one customer accounted for 47% of our gross accounts receivable balance at June 30, 2008. Of the accounts receivable due at June 30, 2008, $380,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.3 million to $1.1 million at June 30, 2008 compared to $0.8 million at December 31, 2007, primarily due to prepaid inventory purchases for Serono.

Capital expenditures of $14,000 in the first six months of 2008 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $50,000 in 2008 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures.

Accounts payable decreased $0.2 million to $0.9 million at June 30, 2008 compared to $1.1 million at December 31, 2007 primarily due to payments to vendors for prepaid Serono inventory.

Derivative liabilities of $0.3 million at June 30, 2008 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Deferred revenue totaled $1.6 million and $0.4 million, respectively, at June 30, 2008 and December 31, 2007. The balance at June 30, 2008 included $1.3 million received from Merial, $284,000 received from Serono and $21,000 received from Vical. See Note 14 of Notes to Consolidated Financial Statements for a discussion of our new agreement with Merial.

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

We may need additional funding to support our operations beyond 2008; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We require cash for operations, debt service and capital expenditures. We had cash, cash equivalents and marketable securities of $2.2 million at June 30, 2008. If we are unable to enter into anticipated licensing agreements with our current partners or enter into new licensing, development and supply agreements, we may need to do one or more of the following:

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

We have previously been out of compliance with the covenants in our loan agreements and, if we default under our loan agreements in the future, our lender could foreclose on our assets, which would adversely affect our business. In November 2007, we entered into Forbearance Agreement #1 with our lender and in May 2008, we entered in Forbearance Agreement #2. Forbearance Agreement #1 expired June 1, 2008.

Forbearance Agreement #2 provides that our $1.25 million convertible loan (the “Convertible Loan”) may be restructured as follows if we comply with the terms of Forbearance Agreement #2 and no defaults occur under the PFG Loans (as defined in Note 2 of Notes to Consolidated Financial Statements):

•

If we consummate an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period (as defined in Note 2 of Notes to Consolidated Financial Statements), Partners for Growth, L.P. (“PFG”) will amend the Convertible Loan to include a minimum liquidity financial covenant to the effect that our ratio of (i) cash and cash equivalents, plus eligible accounts receivable to (ii) outstanding monetary obligations to PFG, shall equal or exceed 2:1, tested on a calendar monthly basis; or

•

If we are unable to consummate (or abandon the active pursuit of) an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period, PFG will amend the Convertible Loan to apply a monthly borrowing base formula to the Convertible Loan that is equal to 100% of Eligible Accounts plus 100% of Eligible Inventory (each as defined in Forbearance Agreement #2). Any excess of outstanding monetary obligations under the Convertible Loan over the formula-eligible borrowings would be required to be immediately repaid to PFG upon notice from PFG, at PFG’s sole option and would not be eligible for re-borrowing. A minimum liquidity financial covenant, as defined above, would apply, but at a ratio of 1.25:1. The interest rate on the Convertible Loan would be at the Prime Rate plus 3%. Any reduction of principal amount due to repayment as required by these terms would reduce the amount of the Convertible Loan eligible for PFG to convert into our common stock.

Under Forbearance Agreement #2, our lender agreed not to declare an event of default with respect to certain alleged breaches under our loan agreement through September 15, 2008. In connection with Forbearance Agreement #1, we prepaid a portion of a loan and repriced warrants and convertible debt held by the lender.

During the Forbearance Period, the PFG Loans, other than the Convertible Loan, are amended by reducing the interest rate specified in each such loan agreement by 3% per annum.

At the end of the Forbearance Period, the only monetary obligation remaining outstanding with PFG will be the Convertible Loan. Our term loan with PFG matures September 1, 2008. Our revolving loan with PFG and our December 2006 $500,000 term loan with PFG both matured June 11, 2008 and no amounts were outstanding under either loan at June 30, 2008.

Our obligations to our lender are secured by a pledge of all of our assets. If we are unable to comply with the covenants addressed by Forbearance Agreement #2 at the end of the forbearance period, or if we otherwise breach our loan agreements, we could be required to negotiate a new forbearance agreement with our lender. If we cannot agree to a new forbearance agreement, or if our lender is unwilling to negotiate a new forbearance agreement, our lender could foreclose on our assets, which would materially and adversely affect our business.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At June 30, 2008, we had an accumulated deficit of $119.6 million and net working capital of $0.2 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

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

In prior years, several agreements have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including, but not limited to, costs related to obtaining regulatory approval, unsuccessful pre-clinical vaccine studies, changes in vaccine development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy.

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

The delisting of our common stock from The NASDAQ Stock Market may impair the price at which our common stock trades, the liquidity of the market for our common stock and our ability to obtain additional funding. In our Current Report on Form 8-K filed July 22, 2008, we reported that we had received a NASDAQ Staff Determination Letter stating that the NASDAQ Hearings Panel had determined to delist our common stock from The NASDAQ Stock Market, and would suspend trading of our shares effective with the open of business on Wednesday, July 23, 2008. Effective with the open of the market on July 23, 2008, trading in our common stock was transferred to the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. As a consequence of the delisting from the NASDAQ Stock Market, the ability of a stockholder to sell our common stock, the price obtainable for our common stock and our ability to obtain additional funding may be materially impaired. Even if we regain compliance with the NASDAQ Rules and seek to be relisted, we cannot be certain that NASDAQ will approve any application we may make for relisting or that any other exchange will approve our common stock for listing.

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

If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer. The price of our products exceeds the price of needle-syringe combinations and, if coverage or reimbursement levels are reduced, market acceptance of our products could be harmed. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector® 2000 system exceeds the price of a needle-syringe, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of the Biojector® 2000 system.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. For example, since 1996, we have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.8 million shares issuable upon exercise of warrants. In addition, as of June 30, 2008, we had approximately 168,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of June 30, 2008, options to purchase approximately 927,000 shares of common stock were outstanding and approximately 897,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In addition, there are shares issuable upon conversion or exercise of Series F preferred stock, convertible loans and notes and warrants which have not been registered for resale at this time.

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

In June 2008, we issued warrants to purchase an aggregate of 18,125 shares of our common stock at an exercise price of $0.75 per share to Susan Levinson and Valerie Ceva of The Strategic Choice LLC in exchange for services rendered during 2008 related to our strategic plan. We also issued a warrant exercisable for an aggregate of 16,000 shares of our common stock at an exercise price of $0.75 per share to Andrew S. Forman for services provided. The warrants are immediately exercisable and expire four years after the date of grant. The issuance of the warrants was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The purchasers represented their intention to acquire the warrants for investment only and not with a view for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrants. The sale of the warrants was made without general solicitation or advertising and the offering of the warrants was not underwritten.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our shareholders was held on June 5, 2008, at which the following action was taken:

1.	The shareholders elected the four nominees for director to the Board of Directors. The four directors elected, along with the voting results, were as follows:

Name	Class	No. of Shares Voting For	No. of Shares Withheld Voting
Randal D. Chase, Ph.D.	I	18,358,587	138,021
Jerald S. Cobbs	I	18,416,197	80,411
Ralph Makar	I	18,415,117	81,491
Edward L. Flynn	II	18,357,502	139,106

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated as of November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1	Forbearance No. 2, Limited Waiver and Modification to Loan and Security Agreement dated November 19, 2007 between Bioject Medical Technologies Inc. and Partners For Growth II, L.P. Incorporated by reference to Form 8-K dated May 30, 2008 and filed June 5, 2008.

10.2	Standard Form of Warrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)