Form 10-Q
period 2008-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2008-11-14
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	15,963,742
(Class)	(Outstanding at November 13, 2008)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$891,135	$1,722,705
Short-term marketable securities	684,272	666,534
Accounts receivable, net of allowance for doubtful accounts of $13,702 and $13,702	543,125	847,382
Inventories	956,951	777,151
Other current assets	45,277	323,824

Total current assets	3,120,760	4,337,596
Property and equipment, net of accumulated depreciation of $6,623,410 and $6,052,600	1,759,210	2,297,262
Goodwill	—	94,074
Other assets, net	1,291,044	1,240,319

Total assets	$6,171,014	$7,969,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$968,488	$827,621
Current portion of long-term debt	638,926	166,667
Accounts payable	734,150	1,052,364
Accrued payroll	163,892	178,851
Derivative liabilities	121,153	527,650
Accrued severance and related liabilities	—	129,123
Other accrued liabilities	610,038	719,882
Deferred revenue	298,153	316,031

Total current liabilities	3,534,800	3,918,189
Long-term liabilities:
Convertible notes payable	—	1,224,081
Deferred revenue	1,216,808	102,083
Other long-term liabilities	272,841	315,591
Commitments
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at September 30, 2008 and December 31, 2007, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at September 30, 2008 and December 31, 2007, liquidation preference of $1.37 per share	5,478,466	5,316,106
Series F Convertible - 8,314 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, liquidation preference of $75 per share	657,663	—
Common stock, no par value, 100,000,000 shares authorized; 15,963,742 shares and 15,403,705 shares issued and outstanding at September 30, 2008 and December 31, 2007	113,741,104	113,018,663
Accumulated deficit	(120,609,436)	(117,804,230)

Total shareholders’ equity	1,146,565	2,409,307

Total liabilities and shareholders’ equity	$6,171,014	$7,969,251

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Net sales of products	$1,512,036	$1,713,883	$4,569,496	$5,300,792
Licensing and technology fees	138,490	83,612	545,190	1,377,126

	1,650,526	1,797,495	5,114,686	6,677,918
Operating expenses:
Manufacturing	1,082,349	1,556,183	3,372,407	4,787,249
Research and development	493,293	677,869	1,631,449	2,429,885
Selling, general and administrative	600,292	453,084	2,124,745	2,383,636

Total operating expenses	2,175,934	2,687,136	7,128,601	9,600,770

Operating loss	(525,408)	(889,641)	(2,013,915)	(2,922,852)
Interest income	10,192	27,649	33,752	92,742
Interest expense	(125,936)	(175,184)	(454,516)	(472,180)
Loss on extinguishment of debt	(597,525)	—	(597,525)	—
Change in fair value of derivative liabilities	199,126	413,706	423,709	(413,508)

	(514,143)	266,171	(594,580)	(792,946)

Net loss	(1,039,551)	(623,470)	(2,608,495)	(3,715,798)
Preferred stock dividend	(12,481)	(101,475)	(196,709)	(292,398)

Net loss allocable to common shareholders	$(1,052,032)	$(724,945)	$(2,805,204)	$(4,008,196)

Basic and diluted net loss per common share allocable to common shareholders	$(0.07)	$(0.05)	$(0.18)	$(0.27)

Shares used in per share calculations	15,955,877	15,149,821	15,700,463	14,962,750

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,608,495)	$(3,715,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to fair value of stock-based awards	645,078	916,682
Stock contributed to 401(k) Plan	46,942	70,389
Contributed capital for services	30,421	—
Depreciation and amortization	654,511	716,546
Goodwill impairment	94,074	—
Other non-cash interest expense	372,876	221,231
Change in fair value of derivative instruments	(423,709)	413,508
Loss on extinguishment of debt	597,525	—
Change in deferred rent	(9,337)	(289)
Changes in operating assets and liabilities:
Accounts receivable, net	304,257	464,460
Inventories	(179,800)	422,029
Other current assets	39,396	162,649
Accounts payable	(318,214)	135,187
Accrued payroll	(14,959)	49,199
Accrued severance and related liabilities and other accrued liabilities	(238,967)	(520,420)
Deferred revenue	1,096,847	(909,387)

Net cash provided by (used in) operating activities	88,446	(1,574,014)
Cash flows from investing activities:
Purchase of marketable securities	(650,000)	(25,000)
Maturity of marketable securities	632,262	250,000
Capital expenditures	(32,758)	(101,514)
Other assets	(146,132)	(172,864)

Net cash used in investing activities	(196,628)	(49,378)
Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	(52,475)	10,065
Proceeds from issuance of short-term notes payable	—	500,000
Payments made on capital lease obligations	(33,413)	(34,044)
Payments made on short and long-term debt	(637,500)	(250,000)
Net proceeds from sale of common stock	—	31,015

Net cash provided by (used in) financing activities	(723,388)	257,036

Decrease in cash and cash equivalents	(831,570)	(1,366,356)
Cash and cash equivalents:
Beginning of period	1,722,705	1,977,546

End of period	$891,135	$611,190

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,636	$77,898
Supplemental non-cash information:
Warrant issued in connection with debt financing	$—	$30,101
Severance costs settled in restricted stock	40,536	501,435
Preferred stock dividend to be settled in Series E preferred stock	162,596	292,398
Preferred stock dividend to be settled in Series F preferred stock	34,113	—
Issuance of Series F preferred stock in exchange for note payable and accrued interest	623,550	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from Bioject Medical Technologies Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2008, we had an accumulated deficit of $120.6 million with total shareholders’ equity of $1.1 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At September 30, 2008, cash, cash equivalents and marketable securities were $1.6 million and we had a working capital deficit of $0.4 million. During the second quarter of 2008, we received an upfront non-refundable payment of $1.4 million from Merial Limited (“Merial”) for a new long-term exclusive license, development and supply agreement for a next generation companion animal device which allows for the delivery of injectables. We also expect to receive additional payments as milestones are met.

During 2008, we also paid off the remaining $166,667 on our December 2006 term loan, the remaining $333,333 on our August 2007 term loan and the remaining $52,475 on our line of credit. No balances remained outstanding on any of these loans at September 30, 2008. In addition, in September 2008, we paid $137,500 in principal on our $1.25 million outstanding convertible loan (the “Convertible Loan”).

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructured our debt. However, if we do not continue to enter into an adequate number of licensing, development and supply agreements, or move the new business strategy forward in a timely manner, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing; or

•	secure a strategic partner.

In September 2008, we entered into an agreement with Ferghana Partners, a global investment banking firm, to assist us as we pursue various strategic alternatives, such as implementing a merger or acquisition, strategic partnering or fund raising. There is no guarantee that this or any other process will result in resources or other alternatives being available to us on terms acceptable to us, or at all, or that resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. The current economic downturn and uncertainties in the capital markets may result in it being more difficult for us to obtain resources or engage in other strategic alternatives. Inability to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate.

Note 2. Forbearance Agreements and Amendment to $1.25 Million Convertible Loan

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

Forbearance Agreement #2 provided that the Convertible Loan may be restructured as follows if we complied with the terms of Forbearance Agreement #2 and no defaults occurred under the PFG Loans:

•

If we consummated an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period, PFG would have amended the Convertible Loan to include a minimum liquidity financial covenant to the effect that our ratio of (i) cash and cash equivalents, plus eligible accounts receivable to (ii) outstanding monetary obligations to PFG, would equal or exceed 2:1, tested on a calendar monthly basis; or

•

If we were unable to consummate (or abandoned the active pursuit of) an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period, PFG would amend the Convertible Loan to apply a monthly borrowing base formula to the Convertible Loan equal to 100% of Eligible Accounts plus 100% of Eligible Inventory (as defined in Forbearance Agreement #2). Any excess of outstanding monetary obligations under the Convertible Loan over the formula-eligible borrowings would be required to be immediately repaid to PFG upon notice from PFG, at PFG’s sole option and would not be eligible for re-borrowing. A minimum liquidity financial covenant, as defined above, would apply, but at a ratio of 1.25:1. The interest rate on the Convertible Loan would be at the Prime Rate plus 3%. Any reduction of principal amount due to repayment as required by these terms would reduce the amount of the Convertible Loan eligible for PFG to convert into our common stock.

During the Forbearance Period, the PFG Loans, other than the Convertible Loan, were amended by reducing the interest rate specified in each PFG Loan by 3%.

At the end of the Forbearance Period, the only monetary obligation remaining outstanding with PFG was the Convertible Loan. The term loan matured September 1, 2008. Our revolving loan with PFG and our December 2006 $500,000 term loan with PFG both matured June 11, 2008 and no amounts remained outstanding under any of these loans at September 30, 2008.

Since we did not consummate an equity financing raising not less than $5.0 million by the end of the Forbearance Period, effective September 15, 2008, we entered into a Waiver and Amendment to Loan and Security Agreement (the “Amendment”) with PFG related to the Convertible Loan. As of September 15, 2008, $1.25 million remained outstanding pursuant to the Convertible Loan and we were out of compliance with certain financial covenants.

For the Amendment to be effective, we were to satisfy certain conditions, including, but not limited to, the following:

•	Make a principal payment of $137,500 on September 15, 2008;

•	Make a principal payment of $137,500 on October 1, 2008; and

•	Make principal payments of $55,000 per month, at PFG’s option, beginning October 1, 2008.

All of the above payments were made as scheduled through the date of this filing.

Assuming satisfaction of the conditions of the Amendment, PFG agreed to waive the non-compliance with the financial covenants up through and including September 15, 2008 and not to exercise remedies under the Convertible Loan as a result thereof.

In addition, a minimum liquidity ratio was added to the Loan Agreement and the interest rate was changed from the Prime Rate to the Prime Rate plus 3% per annum.

The amendment of the Convertible Loan, as described above, was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” We determined that the net present value of the cash flows under the terms of the amendment was more than 10% different from the present value of the remaining cash flows under the terms of the original Convertible Loan. Due to the substantial difference, we determined an extinguishment of debt had occurred with the amendment, and, as such, it was necessary to reflect the Convertible Loan at its fair market value and record a loss on extinguishment of debt of approximately $0.6 million in the three and nine-month periods ended September 30, 2008. The amount of the loss was determined based on the following:

•	The difference between the Black-Scholes value of the Convertible Loan on September 15, 2008 and the unaccreted value on that date, which totaled $470,175; plus

•	The difference between the fair value of the derivative liability for the conversion feature, which totaled $17,212; plus

•	$110,138 of unamortized debt issuance costs associated with the original $1.25 million convertible debt.

Any unpaid principal and accrued interest, if any, on the original due date of the Convertible Loan in March 2011 will be due and payable in full at that time.

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

We did not regain compliance with the minimum bid price requirement by May 19, 2008 and, accordingly, on July 21, 2008, the NASDAQ Panel determined to delist our common stock from The NASDAQ Stock Market, and suspended trading of our common stock effective with the open of business on July 23, 2008. Trading in our common stock was transferred to the Over-the-Counter Bulletin Board (“OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of the market on July 23, 2008. The symbol remains BJCT.

Note 4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead.

Inventories, net of valuation reserves of $710,000 and $736,000, respectively, at September 30, 2008 and December 31, 2007, consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials and components	$754,658	$502,763
Work in process	159,388	83,546
Finished goods	42,905	190,842

	$956,951	$777,151

Note 5. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended September 30,
	2008	2007
Stock options and warrants	4,572,048	4,598,526
Convertible preferred stock	6,226,749	5,395,349
Series E Payment-in-kind dividends	550,516	378,028
Series F Payment-in-kind dividends	46,113	—
$1.25 million convertible debt	1,236,111	912,409
$600,000 convertible debt	800,000	—
Accrued interest on $600,000 convertible debt	51,901	—

Total	13,483,438	11,284,312

Note 6. Reduction in Force

On January 16, 2008, we eliminated 13 positions. We incurred approximately $0.1 million for severance and related costs in the first quarter of 2008 related to these actions.

Note 7. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Merial	30%	44%	57%	32%
Serono	44%	3%	36%	21%
Amgen	—	13%	—	16%
Ferring	10%	8%	8%	7%

At September 30, 2008, accounts receivable from Merial totaled 35% of our gross accounts receivable balance. In addition, Ferring and Serono accounted for 26% and 16%, respectively, of our gross accounts receivable as of September 30, 2008. No other customer accounted for 10% or more of our gross accounts receivable balance at September 30, 2008.

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

•

the non-employee Board members were granted RSUs for a total of 298,000 RSUs with a value of $0.37 per share. The RSUs vest as to 50% in six months and as to the remaining 50% on the one year anniversary of the grant date. The total value of the RSUs was $110,260 and will be recognized over the one year vesting period of the RSUs; and

•

two of our executive officers were each granted 75,000 RSUs with a value of $0.38 per share. The RSUs vest as to one-third of the total on each of December 31, 2009, 2010 and 2011. The total value of the RSUs was $57,000 and is being recognized over the vesting period of the RSUs.

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

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. Following are the disclosures related to our financial assets and (liabilities) as of September 30, 2008 pursuant to SFAS No. 157 (in thousands):

	September 30, 2008
	Fair Value	Input Level
Marketable securities	$684,345	Level 1
Warrants issued in connection with $1.5 million bridge loan	(40,882)	Level 3
$1.25 million convertible debt conversion feature	(80,271)	Level 3
$1.25 million convertible debt convertible interest feature	—	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black- Scholes Assumptions
Risk-free interest rate	2.46%	2.46%	—
Expected dividend yield	0.0%	0.0%	—
Contractual term (years)	1.94 years	1.42 years	—
Expected volatility	114.82%	120.18%	—
Certain Other Information
Fair value at December 31, 2007	$(127,823)	$(400,139)	$312
Fair value at September 30, 2008	$(40,882)	$(80,271)	$—
Change in fair value from December 31, 2007 to September 30, 2008	$86,941	$319,868	$(312)

The change in the value of the $1.25 million convertible debt conversion feature derivative liability also includes an expense of $17,212 included as a component of loss on extinguishment of debt.

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

Note 11. Conversion of $615,000 Convertible Note

On January 22, 2008, we entered into a Purchase Agreement with each of Edward Flynn, Ralph Makar, Dr. David Tierney, Dr. Richard Stout and Christine Farrell (each a “Purchaser” and collectively, the “Purchasers”) for the purchase of an aggregate of 8,314 shares of our Series F Preferred Stock at a price of $75 per share (one preferred share equals 100 common stock shares). Gross proceeds from the sale were $623,550, payable by cancellation of the outstanding $615,000 principal amount of, and accrued interest on, promissory notes issued to each of the Purchasers in November 2007.

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

On September 30, 2008, we issued a warrant exercisable for an aggregate of 24,000 shares of our common stock at an exercise price of $0.75 per share to Andrew S. Forman for services provided. The warrants are immediately exercisable and expire four years from the date of grant. The value of the warrants was determined to be $3,392 using the Black-Scholes valuation model with the following assumptions and was expensed as a component of selling, general and administrative expense in the third quarter of 2008:

Risk-free interest rate	2.46%
Expected dividend yield	0.0%
Contractual term (years)	4 years
Expected volatility	103.93%

Note 13. Other Current Liabilities

Included in other current liabilities was $462,000 and $633,000, respectively, at September 30, 2008 and December 31, 2007 related to prepaid inventory for Serono.

Note 14. Long-Term Agreement with Merial.

In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. The agreement included a non-refundable, up-front license payment of $1.4 million, $28,000 and $173,000 of which was recognized as license and technology fee revenue in the three and nine-month periods ended September 30, 2008, respectively, with the balance to be recognized over the term of the agreement. The agreement also includes development milestones with associated payments, provisions for capital equipment and a supply agreement extending up to 10 years.

Note 15. Goodwill Impairment

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. In the second quarter of 2008, as discussed in Note 3 above, our common stock was delisted from The NASDAQ Stock Market and now trades on the OTCBB. This may impair the price at which our common stock trades and the liquidity of the market for our common stock, which may negatively affect our ability to obtain additional funding. We tested our goodwill for impairment in the second quarter of 2008 and determined that an impairment had occurred. Accordingly, we recorded a non-cash charge of $94,074 as a component of manufacturing expense in the second quarter of 2008 to fully write-off our goodwill balance, which was related to manufacturing assets. At September 30, 2008, we did not have any goodwill recorded on our balance sheet.

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

Note 17. Subsequent Event

Principal Payment on $1.25 Million Convertible Loan

On October 1, 2008, we paid $192,500 in principal payments on our $1.25 million Convertible Loan. Following this payment, $920,000 remained outstanding on the Convertible Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning payments to be received under agreements with strategic partners, capital expenditures and cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, the risk that we may default on our outstanding debt obligations, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. During 2007 and the first three quarters of 2008, we focused our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies, as well as numerous research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities both domestically and overseas as we expand our current product line.

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

We began a strategic realignment of our company during 2007 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, on January 16, 2008, we eliminated an additional 13 positions, incurring approximately $0.1 million of severance and related costs in the first quarter of 2008. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. In addition, in June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

We recently completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities, including opportunities to secure injectable indications allowing us to create our own drug+device combinations for the market. We are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. We continue to initiate discussions with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and others.

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

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of September 30, 2008 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
December 2007 $600,000 LOF convertible note	$600,000	$—	$600,000	$—	$—
$1.25 million PFG term loan(1)	1,112,500	302,500	810,000	—	—
Interest on all debt facilities	131,949	16,213	104,756	10,980	—
Operating leases	2,533,986	104,697	770,148	809,141	850,000
Capital leases	67,222	11,175	49,674	6,373	—
Purchase order commitments	340,625	340,625	—	—	—

	$4,786,282	$775,210	$2,334,578	$826,494	$850,000

(1)	The unamortized value of $968,488 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of September 30, 2008 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

FORBEARANCE AGREEMENTS AND AMENDMENT TO $1.25 MILLION CONVERTIBLE LOAN

See Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

NASDAQ DELISTING

See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONVERSION OF $615,000 CONVERTIBLE NOTE

See Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

OUTSTANDING DEBT

$1.25 Million Convertible Loan

We have outstanding a term loan agreement with PFG for $1.25 million of convertible debt financing (the “Debt Financing”). This loan is due in March 2010, with principal payments of $55,000 due per month, at PFG’s option, beginning October 1, 2008. If PFG elects to forgo any of the principal payments, the latest this loan will be due is March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the Prime Rate plus 3% per annum and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion of the remaining outstanding principal balance that was prepaid at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at September 30, 2008, this debt was recorded on our balance sheet at $968,000 and is being accreted on the effective interest method to its face value of $1.11 million over the 18-month contractual term of the debt. See also Note 2 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

RESULTS OF OPERATIONS

The consolidated financial data for the three and nine-month periods ended September 30, 2008 and 2007 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Net sales of products	$1,512,036	$1,713,883	$4,569,496	$5,300,792
Licensing and technology fees	138,490	83,612	545,190	1,377,126

	1,650,526	1,797,495	5,114,686	6,677,918
Operating expenses:
Manufacturing	1,082,349	1,556,183	3,372,407	4,787,249
Research and development	493,293	677,869	1,631,449	2,429,885
Selling, general and administrative	600,292	453,084	2,124,745	2,383,636

Total operating expenses	2,175,934	2,687,136	7,128,601	9,600,770

Operating loss	(525,408)	(889,641)	(2,013,915)	(2,922,852)
Interest income	10,192	27,649	33,752	92,742
Interest expense	(125,936)	(175,184)	(454,516)	(472,180)
Loss on extinguishment of debt	(597,525)	—	(597,525)	—
Change in fair value of derivative liabilities	199,126	413,706	423,709	(413,508)

Net loss	(1,039,551)	(623,470)	(2,608,495)	(3,715,798)
Preferred stock dividend	(12,481)	(101,475)	(196,709)	(292,398)

Net loss allocable to common shareholders	$(1,052,032)	$(724,945)	$(2,805,204)	$(4,008,196)

Basic and diluted net loss per common share allocable to common shareholders	$(0.07)	$(0.05)	$(0.18)	$(0.27)

Shares used in per share calculations	15,955,877	15,149,821	15,700,463	14,962,750

Revenue

The $0.2 million, or 11.8%, decrease and the $0.7 million, or 13.8%, decrease in product sales in the three and nine-month periods ended September 30, 2008, respectively, compared to the same periods of 2007, were due primarily to the following:

•

B2000 sales to BioScrip and Roche/Trimeris decreased from $128,000 to $20,000, or 84%, and from $554,000 to $117,000, or 79%, in the three and nine-month periods ended September 30, 2008, respectively, compared to the same periods of 2007. These decreases were primarily a result of the October 2007 announcement from Hoffmann-La Roche Inc. and Trimeris Inc. that they were not going to continue with their FDA submission for Fuzeon® to be administered with the B2000. However, patients currently utilizing the B2000 for administering Fuzeon® and those in clinical trials may continue using the device under a doctor’s supervision;

•

there were no sales to Amgen in either the three or nine-month periods ended September 30, 2008 compared to sales of $209,000 and $837,000, respectively, in the comparable periods of 2007. We do not anticipate any significant sales to Amgen in future periods; and

•	a decrease in sales to Merial from $719,000 to $457,000, or 36%, in the three-month period ended September 30, 2008 compared to the same period of 2007, primarily due to the timing of orders.

These factors were partially offset by the following:

•

an increase in sales to Merial from $1.7 million to $2.6 million, or 58%, in the nine-month period ended September 30, 2008 compared to the same period of 2007 due to increased volume of product sales primarily related to the feline leukemia products;

•

an increase in sales to Serono from $42,000 to $668,000, or 1489%, and from $1.1 million to $1.6 million, or 55%, in the three and nine-month periods ended September 30, 2008, respectively, compared to the same periods of 2007 due to the timing of orders from Serono; and

•	an increase in sales to Ferring from $130,000 to $144,000, or 10%, in the three-month period ended September 30, 2008 compared to the same period of 2007.

We currently have significant supply agreements or commitments with Serono, Merial and Ferring Pharmaceuticals Inc.

License and technology fees increased $55,000, or 66%, and decreased $0.8 million, or 60%, in the three and nine-month periods ended September 30, 2008, respectively, compared to the same periods of 2007, in accordance with the terms of our current agreements. The three and nine-month periods ended September 30, 2007 included the recognition of $0 and $1.0 million, respectively, related to former partnerships. The three and nine-month periods ended September 30, 2008 included a $42,000 and a $110,000 increase, respectively, in payments from Serono compared to the same periods of 2007 in connection with their October 2007 supply agreement, and a $28,000 and a $173,000 increase, respectively, in payments from Merial compared to the same periods of 2007 in connection with their June 2008 agreement.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial, the Centers for Disease Control and Prevention and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.5 million, or 30.4%, decrease and the $1.4 million, or 29.6%, decrease in manufacturing expense in the three and nine-month periods ended September 30, 2008, respectively, compared to the same periods of 2007 were primarily due to product volume and mix and reduced indirect manufacturing headcount. The nine-month period ended September 30, 2008 included a $94,000 non-cash charge to fully write-off our goodwill balance. See Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.2 million, or 27.2%, decrease and the $0.8 million, or 32.6%, decrease in research and development expense in the three and nine-month periods ended September 30, 2008, respectively, compared to the same periods of 2007 were primarily due to the timing of expenses related to on-going projects and reduced headcount. These factors were partially offset in the nine-month period by $92,000 of restructuring and severance expense included in the nine-month period ended September 30, 2008 compared to $38,000 in the comparable period of 2007.

Current significant projects include the next generation spring-powered device with an auto disable feature.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.1 million, or 32.5%, increase and the $0.3 million, or 10.9%, decrease, in selling, general and administrative expense in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 were due primarily to the hiring of our CEO in October 2007. The increase resulting from the hiring of our CEO in the nine-month period was offset by a decrease in restructuring and severance expense. Restructuring and severance expense totaled $1,000 in the nine-month period ended September 30, 2008 compared to $576,000 in the comparable period of 2007.

Restructuring and Severance

Restructuring and severance charges were included as a component of operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Manufacturing	$—	$—	$12,330	$55,229
Research and development	—	—	92,135	38,277
Selling, general and administrative	—	—	764	576,020

Total	$—	$—	$105,229	$669,526

Our accrued liability for past restructuring and severance activities totaled zero and $129,000 at September 30, 2008 and December 31, 2007, respectively.

Interest Expense

Interest expense included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Contractual interest expense	$20,000	$96,000	$82,000	$234,000
Amortization of debt issuance costs	44,000	17,000	187,000	51,000
Accretion of PFG and LOF convertible debt	62,000	62,000	186,000	187,000

	$126,000	$175,000	$455,000	$472,000

Loss on Extinguishment of Debt

The amendment of the Convertible Loan, as described in Note 2 of Notes to Consolidated Financial Statements, was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” We determined that the net present value of the cash flows under the terms of the amendment was more than 10% different from the present value of the remaining cash flows under the terms of the original Convertible Loan. Due to the substantial difference, we determined an extinguishment of debt had occurred with the amendment, and, as such, it was necessary to reflect the Convertible Loan at its fair market value and record a loss on extinguishment of debt of approximately $0.6 million in the three and nine-month periods ended September 30, 2008. The amount of the loss was determined based on the following:

•	The difference between the Black-Scholes value of the Convertible Loan on September 15, 2008 and the unaccreted value on that date, which totaled $470,175; plus

•	The difference between the fair value of the derivative liability for the conversion feature, which totaled $17,212; plus

•	$110,138 of unamortized debt issuance costs.

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

Total cash, cash equivalents and short-term marketable securities at September 30, 2008 were $1.6 million compared to $2.4 million at December 31, 2007. We had a working capital deficit of $0.4 million at September 30, 2008 compared to working capital of $0.4 million at December 31, 2007. Going forward, we anticipate debt retirement costs to be approximately $300,000 in the fourth quarter of 2008 and $165,000 per quarter thereafter, and, unless converted into common stock, our outstanding $600,000 convertible debt will be due in May 2009. Given our current cash, cash equivalents and marketable securities, our debt repayment obligations and our current rate of cash usage, if no new licensing, development or supply agreements with up-front payments are entered into or we do not raise debt or equity financing, we anticipate needing additional cash by the second quarter of 2009 to continue operations. We are addressing this issue by engaging the services of Ferghana Partners to assist us as we pursue various strategic alternatives.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first nine months of 2008 resulted from $18,000 of net purchases of marketable securities, $33,000 used for capital expenditures, $146,000 used for other investing activities, primarily patent applications, and $0.7 million used for principal payments on short and long-term debt and capital leases, partially offset by $88,000 provided by operations.

Net accounts receivable decreased $0.3 million to $0.5 million at September 30, 2008 compared to $0.8 million at December 31, 2007. Receivables from three different customers accounted for 35%, 26% and 16%, respectively, of our gross accounts receivable balance at September 30, 2008. Of the accounts receivable due at September 30, 2008, $395,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.2 million to $1.0 million at September 30, 2008 compared to $0.8 million at December 31, 2007, primarily due to prepaid inventory purchases for Serono.

Capital expenditures of $33,000 in the first nine months of 2008 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $50,000 in 2008 for production molds for current research and development projects. We anticipate that we will be reimbursed by our partners for these expenditures.

Accounts payable decreased $0.4 million to $0.7 million at September 30, 2008 compared to $1.1 million at December 31, 2007 primarily due to payments to vendors for prepaid Serono inventory.

Derivative liabilities of $0.1 million at September 30, 2008 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Deferred revenue totaled $1.5 million and $0.4 million at September 30, 2008 and December 31, 2007, respectively. The balance at September 30, 2008 included $1.3 million received from Merial, $226,000 received from Serono and $5,000 received from Vical. See Note 14 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a discussion of our new agreement with Merial.

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

We will need additional funding to support our operations by the second quarter of 2009; sufficient funding is subject to conditions and may not be available to us, and the unavailability of funding could adversely affect our business. We require cash for operations, debt service and capital expenditures. At September 30, 2008, we had cash, cash equivalents and marketable securities of $1.6 million and a working capital deficit of $0.4 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructured our debt. However, if we do not continue to enter into an adequate number of licensing, development and supply agreements, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing; or

•	secure a strategic partner.

We believe our cash, cash equivalents and marketable securities are sufficient to finance our operations into the second quarter of 2009 if we do not enter into any new licensing, development or supply agreements with up-front payments or obtain additional financing.

In September 2008, we entered into an agreement with Ferghana Partners, a global investment banking firm, to assist us as we pursue various strategic alternatives, such as implementing a merger or acquisition, strategic partnering or fund raising. There is no guarantee that this or any other process will result in resources or other alternatives being available to us on terms acceptable to us, or at all, or that resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. The current economic downturn and uncertainties in the capital markets may result in it being more difficult for us to obtain resources or engage in other strategic alternatives. Inability to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate.

We have previously been out of compliance with the covenants in our loan agreements and, if we default under our loan agreements in the future, our lender could foreclose on our assets, which would adversely affect our business. On November 19, 2007 we entered into Forbearance Agreement #1 with Partners for Growth, L.P. (“PFG”) in relation to the three loans that were then outstanding with PFG, which are referred to collectively as the “PFG Loans.” On May 30, 2008, we entered into Forbearance Agreement #2 with PFG in relation to the PFG Loans. These forbearance agreements related to financial covenants we were out of compliance with.

If we are unable to make the payments under the remaining PFG loan, or fail to comply with the financial covenants in the remaining loan, PFG could declare an event of default, accelerate the loan and foreclose on our assets, which would have a material adverse effect on our business.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At September 30, 2008, we had an accumulated deficit of $120.6 million and a net working capital deficit of $0.4 million. Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 28, 2008 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and nursing organizations for flu immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of the preferred stock will be entitled to receive approximately $8.3 million, as of September 30, 2008, prior to any payments to the holders of common stock. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $8.3 million, at September 30, 2008, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock may receive less than would otherwise be the case, and could receive nothing.

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

Our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations. In March 2007 and 2006, we restructured our operations, which included reducing the size of our workforce. Further headcount reductions were made in January 2008. Despite these efforts, we cannot ensure that we will achieve the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these activities in the periods contemplated, or at all. If we are unable to realize these benefits or appropriately structure our business to meet market conditions, our results of operations could be negatively impacted. As part of our recent activities, we have reduced the workforce in certain portions of our business. This reduction in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues. In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect our future revenues. Further, we believe our future success depends, in large part, on our ability to attract and retain highly skilled personnel. Our workforce reduction activities could negatively affect our ability to attract such personnel as a result of perceived risk of future workforce reductions. We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring or workforce reduction efforts will be successful.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. For example, since 1996, we have registered approximately 20.9 million shares for resale on Form S-3 registration statements, including approximately 2.8 million shares issuable upon exercise of warrants. In addition, as of September 30, 2008, we had approximately 223,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of September 30, 2008, options to purchase approximately 873,000 shares of common stock were outstanding and approximately 896,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting. In addition, there are shares issuable upon conversion or exercise of Series F Preferred Stock, convertible loans and notes and warrants which have not been registered for resale at this time.

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

On September 30, 2008, we issued a warrant to purchase an aggregate of 24,000 shares of our common stock at an exercise price of $0.75 per share to Andrew S. Forman for services rendered during 2008. The warrant is immediately exercisable and expires four years after the date of grant. The issuance of the warrant was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The purchaser represented his intention to acquire the warrant for investment only and not with a view for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrant. The sale of the warrant was made without general solicitation or advertising and the offering of the warrant was not underwritten.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated as of November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1	Waiver and Amendment to Loan and Security Agreement dated September 15, 2008, by and among Bioject Medical Technologies, Inc., Bioject, Inc., and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated and filed September 19, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance (Principal Financial and Accounting Officer)