Form 10-K
period 2008-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2009-03-31
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-15360

BIOJECT MEDICAL TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Oregon	93-1099680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20245 SW 95th Avenue Tualatin, Oregon	97062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 692-8001

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	OTC Bulletin Board

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,148,245, computed by reference to the last sales price ($0.40) as reported by the Nasdaq Capital Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008).

The number of shares outstanding of the registrant’s common stock as of March 27, 2009 was 16,729,358 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

We commenced operations in 1985 and are an innovative developer and manufacturer of needle-free injection therapy systems (“NFITS”).

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. During 2007 and 2008, we focused our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies, as well as numerous research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities both domestically and overseas as we expand our current product line.

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

We began a strategic realignment of our company during 2006 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, in March 2007 and 2006, we reduced the size of our workforce. In addition, on January 16, 2008, we eliminated an additional 13 positions, incurring approximately $0.1 million of severance and related costs in the first quarter of 2008. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. In addition, in June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. In addition, in January 2009, we extended our supply agreement with Ferring Pharmaceuticals to deliver the vial adapter for Ferring’s proprietary products. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

We completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities, including opportunities to secure injectable indications allowing us to create our own, or with strategic partners, drug+device combinations for the market. We are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. We continue to initiate discussions with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and others.

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

“Biojector,” “Bioject,” “Vitajet,” “Iject” and “Zetajet” are trademarks or registered trademarks of Bioject Inc.

Where You Can Find More Information

We make available, free of charge, on our website at www.bioject.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-692-8001, ext. 4207. The public may read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at www.sec.gov.

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

The first component of the system, the Biojector® 2000, is a portable hand-held device, which is approximately the size of a TV remote. It is designed both for ease of use by healthcare professionals, as well as to be attractive and non-threatening to patients. The Biojector® 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication. The B2000 is also available with a tank adapter which allows the device to be attached to a large volume CO2 tank. The tank adapter eliminates the need to change CO2 cartridges after every ten injections and is an attractive option for applications where a large number of injections are given in a relatively short period of time.

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

Giving an injection with a Biojector® 2000 system is easy and straightforward. The healthcare worker giving the injection checks the CO2 pressure on an easy-to-read gauge at the rear of the injector, draws medication up into a disposable plastic syringe using our needle-free Vial Adapter, inserts the syringe into the Biojector® 2000, presses the syringe tip against the appropriate disinfected surface on the patient’s skin, and then presses an actuator, thereby injecting the medication. A thin stream of medication is expelled at high velocity through a precision molded, small diameter orifice in the syringe. The medication is injected at a velocity sufficient to penetrate the skin and force the medication into the tissue at the desired depth.

The current suggested list price for the Biojector® 2000 professional jet injector is $1,200, and the suggested list price for Biojector® syringes is $200 for a box of 100 syringes. CO2 cartridges are sold for a suggested list price of $8.00 for a box of ten. Discounts are offered for volume purchases.

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

The suggested list price for the Vial Adapter is $196.00 for a box of 400. Discounts are offered for volume purchases.

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

The medical equipment market is highly competitive, and competition is likely to intensify. Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes and safety syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of Tyco International, and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.10 to $0.28 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.30 to $0.79 per unit.

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

Significant Customers

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2008	2007	2006
Merial	38%	35%	11%
Serono	32%	16%	27%
Amgen	—	15%	24%

Product Line and Geographic Revenue Information

Revenue by product line was as follows:

	Year Ended December 31,
	2008	2007	2006
Biojector® 2000 (or CO2 powered)	$848,495	$1,753,956	$2,205,649
Spring Powered	4,387,806	3,582,198	2,942,022
Vial Adapters	569,627	1,436,171	2,941,871

	5,805,928	6,772,325	8,089,542
License and Technology Fees	666,846	1,575,465	2,705,810

	$6,472,774	$8,347,790	$10,795,352

Geographic revenues were as follows:

	Year Ended December 31,
	2008	2007	2006
United States	$4,550,976	$6,317,356	$8,184,597
All other	1,921,798	2,030,434	2,610,755

	$6,472,774	$8,347,790	$10,795,352

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

Patent Summary Table				Trademark Summary Table
Item	Issued	Pending	Total	Item	Issued	Pending	Total
U.S. Patents	38	12	50	U.S. Trademarks	6	2	8
Foreign Patents	16	15	31	Foreign Trademarks	10	1	11

Total	54	27	81	Total	16	3	19

Our patents expire between 2009 and 2025.

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

Government Regulation

Our products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the Food and Drug Administration (“FDA”) administers the Federal Food, Drug and Cosmetic Act (“FFDCA”) and has adopted regulations to administer the FFDCA. These regulations include policies that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries and certain malfunctions to the FDA. Our manufacturing facilities and certain of our records are also subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and related regulations. Noncompliance with the FFDCA or its regulations can result in a variety of regulatory actions including warning letters, product detentions, device alerts or field corrections, voluntary and mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

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

In April 2004, we moved to a larger manufacturing facility and the FDA inspected the facility in August 2004 for compliance with Good Manufacturing Practices, with no observations or official actions were required. The most recent FDA inspection was performed in 2007, with one observation reported. A resolution report to address that observation was sent to the FDA and the matter was resolved.

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

In June 1998, we first received certification to ISO 9001 (Quality management systems — Requirements) and EN 46001 (Application of EN ISO 9001 to the manufacture of medical devices) from TÜV Product Services indicating that we have in place a quality system that conforms to International Standards for medical device manufacturers. Our quality system has maintained continuous certification. In 2005, we changed auditors, to Underwriters Laboratories, and, due to a change in requirements, migrated our quality system certification to the International Standard ISO 13485:2003 (Medical devices — Quality management systems — Requirements for regulatory purposes).

Our quality system is also certified under the Canadian Medical Devices Conformity Assessment System (“CMDCAS”) for compliance to the Canadian Medical Device Regulation (“CMDR”). We first we received certification to the CMDR from TÜV in 2003, in accordance with the Standards Council of Canada (“SCC”)

standards, and Health Canada’s regulatory requirements. That same certification is currently provided by Underwriters Laboratories. We hold Canadian Medical Devices Licenses and Medical Device Establishment License with Health Canada permitting the importation for sale of some of our medical devices in Canada.

In November 1999, we first received certification from TÜV Product Services to EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive, (MDD), which allows us to label selected products with the CE Mark and sell them in the European Community and various non-European countries that recognize the CE Mark. That certification has been continuously maintained. In January 2009, we passed our most recent MDD re-certification audit with Underwriters Laboratories.

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products. We use clinical magnetic resonance imaging, tissue studies and proprietary in vitro test methods to determine the reliability and performance of new and existing products.

As of March 11, 2009, our research and product development staff, including clinical and regulatory staff members, consisted of 5 employees. Research and development expense totaled $2.2 million and $3.2 million for the years ended December 31, 2008 and 2007, respectively.

A primary focus of our current research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, our devices are being used in more than one dozen clinical research projects both within and outside of the U.S., of which, approximately half are DNA-based. These research projects are being conducted by companies engaged in the development of DNA-based medications as well as by universities and governmental institutions conducting research in this area.

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

During 2008, our product development efforts focused on a next generation spring device with auto-disable syringe. In addition, we continued to work on product improvements to existing devices and the development of products for our strategic partners.

Upon entering into an agreement with a partner, we anticipate completion of a family of Iject® devices, each optimized for the delivery of a specific drug or vaccine, which could be licensed to pharmaceutical and biotechnology companies for different non-competing products. In addition, our research and development efforts have focused on the Jupiter Jet for dermal fillers and customization for multi-dose prefilled syringes.

Jupiter Jet

The Jupiter Jet is a pistol-shaped, ergonomic, gas-powered injection device being developed for patient and professional use. It is capable of delivering low doses of injectable (0.03 - 0.2 mL) at subcutaneous and intradermal injection depths. It is loaded using a standard, pre-filled (3 mL, 5 mL or 10 mL) vials or syringes. It is powered by either a gas cartridge (similar to that powering the Biojector® 2000) or from an external CO2 tank that connects to the Jupiter Jet via a hose. The injection nozzle is disposable.

The Jupiter Jet is simple and very easy to use and targets the cosmetic and self-injection markets. To set up the device, the disposables (drug vial and injection nozzle) are removed from the blister pack and attached to the device. A CO2 cartridge is loaded and, after a test-fire and priming, the device is ready to operate.

Unlike the Biojector® 2000, which requires a refill of drug injectable after each injection, the Jupiter Jet is loaded with a standard pre-filled syringe vial allowing for multiple variable-dose injections with a single loading. This feature allows the Jupiter Jet to be well suited for regular self-injection (i.e. insulin therapy) or dermatological procedures with repeat injections. Not only does this design reduce time and effort involved in loading the drug into the device, but also using a standard syringe vial reduces the costs associated with using the Jupiter Jet.

Iject®

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

Employees

As of March 11, 2009, we had 33 full-time employees. Of these employees, five were engaged in research and product development, 24 in manufacturing and four in administration. As of March 11, 2009, we also had four per diem nurses on contract. None of our employees are represented by a labor union.

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

We will need additional funding to support our operations during the second quarter of 2009; sufficient funding may not be available to us and, if available, may be subject to conditions, and the unavailability of funding could adversely affect our business and cause us to cease operations. At December 31, 2008, cash and cash equivalents were $1.4 million and we had a working capital deficit of $0.3 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, if we do not enter into an adequate number of licensing, development and supply agreements with up-front payments, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

In September 2008, we entered into an agreement with Ferghana Partners, a global investment banking firm, to assist us as we pursue various strategic alternatives, such as a merger or sale, strategic partnering or fund raising. Ferghana Partners is a leading, global specialist investment banking group focused on Healthcare, with significant expertise in identifying and implementing corporate partnering, fund raising, divestitures, acquisitions and other strategic activities. To date, Ferghana has reached out to third party organizations in an effort to pursue these various strategic alternatives, which, in some cases has led to an initiation of discussions between Bioject management and third parties. The process is ongoing and could result in a potential strategic arrangement in the future. There is no guarantee that this or any other process will result in resources or other alternatives being available to us on terms acceptable to us, or at all, or that resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. The current economic downturn and uncertainties in the capital markets may result in it being more difficult for us to obtain resources or engage in other strategic alternatives. Failure to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate. These actions would have a material adverse effect on us and the value of our common stock.

Due to the potential risk of having to cease operations during the second quarter of 2009, management has undertaken measures in an attempt to address our liquidity problem when our $0.6 million convertible note becomes due on May 15, 2009, if not extended. We are negotiating directly with current debt holders on potential options, if any, to extend or defer existing debt payments until some time in the future when the economic climate and our prospects improve. Some of the actions undertaken in order to improve our chances of continuing operations include the following:

•	initiated an across the board 10% temporary salary reduction for all employees on February 1, 2009;

•	executive management voluntarily took a 20% temporary base salary reduction on the same date;

•

enlisted the services of a debt financing broker as of January 20, 2009, to identify opportunities to potentially restructure our current remaining debt, secure additional new/replacement debt, and increase our cash position;

•

exploring additional opportunities to increase 2009 sales with current customers, including the military and the recent signing of a three-year extension of our Needle-Free Vial Adapter agreement with Ferring Pharmaceuticals;

•	conducted an assessment of manufacturing costs to identify opportunities to improve gross margins;

•	engaged in various potential new strategic partnership discussions with sources identified by company contacts, Ferghana Partners and the debt broker (for new debt financiers/investors); and

•	pursued various additional opportunities to lower expenses in the short term, such as the extension our rent deferral agreement with the landlord through April 2009.

While management remains committed to work on a number of strategic options and alternatives to keep us as a going entity, there are no assurances that we will be successful.

We have previously been out of compliance with the covenants in our loan agreements and, if we default under our loan agreements in the future, our lender could foreclose on our assets, which would adversely affect our business. On November 19, 2007 we entered into Forbearance Agreement No. 1 with Partners for Growth, L.P. (“PFG”) in relation to the three loans that were then outstanding with PFG, which are referred to collectively as the “PFG Loans.” On May 30, 2008, we entered into Forbearance Agreement No. 2 with PFG in relation to the PFG Loans. These forbearance agreements related to financial covenants we were out of compliance with.

If we are unable to make the payments under the remaining PFG loan, or fail to comply with the financial covenants in the remaining loan, PFG could declare an event of default, accelerate the loan and foreclose on our assets, which would have a material adverse effect on our business.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At December 31, 2008, we had an accumulated deficit of $121.1 million and a net working capital deficit of $0.3 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 31, 2009 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of the preferred stock will be entitled to receive approximately $8.4 million, as of December 31, 2008, prior to any payments to the holders of common stock. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $8.4 million, at December 31, 2008, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

Our drug+device strategy is new and is subject to a number of risks and uncertainties and, as a result, we may not be successful in implementing the strategy. In 2007, we announced a new component of our business strategy pursuant to which we are attempting to secure rights to injectable medications to sell in combination with our products under our own brand. Successfully implementing this strategy is subject to a number of risks. We may not be successful in securing rights to medications we are interested in combining with our products. Even if successful in securing rights, these products would be subject to FDA approval, and it will be our responsibility to obtain such approval. This approval may not be obtained or may take a significant period of time to obtain. In addition, there is a risk that our device will not work for the new drug indication. We may also need to raise additional funds to finance this new strategy, and there is no assurance such funds will be available to us on acceptable terms or at all. We do not have experience manufacturing or marketing to end-users drug+device combinations. In addition, these new products may not be accepted by the market. Further, due to our current liquidity situation, we have temporarily suspended implementation of this strategy. Accordingly, there is no assurance that our new strategy will be successfully implemented, and failure to successfully implement the strategy could negatively affect our business.

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

We depend on a few significant customers. Our top two customers for fiscal 2008 accounted for approximately 70% of total product sales in fiscal 2008. Neither of the customers has ongoing purchase obligations. If either one of these customers delays, reduces or ceases ordering our products or services, our business would be negatively affected.

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

Certificate	Issue Date	Date Renewed
ISO 13485:2003 and CMDCAS	February 2006	January 2009
Annex V of the Directive 93/42/EEC on Medical Devices	March 2007	January 2009
Annex II, section 3 of the Directive 93/42/EEC on Medical Devices	March 2007	January 2009

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

We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 jet injector and disposable syringes as well as manufacturing processes to produce our modified Vitajets® consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, we have experienced delays in the delivery of certain components. To date, such delays have not had a material adverse effect on our operations. We may experience delays or interruptions in the future, including as a result of suppliers suspending or ceasing operations, and these delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock, convertible debt and exercise of warrants. In addition, as of December 31, 2008, we had approximately 757,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of December 31, 2008, options to purchase approximately 413,000 shares of common stock were outstanding and approximately 678,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, convertible debt and warrants to purchase common stock representing in aggregate approximately 32% of our outstanding voting power (assuming conversion of the debt and exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal manufacturing and support facilities are located in approximately 40,500 square feet of leased office and manufacturing space in Tualatin, Oregon. The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area. The lease, which expires October 31, 2014, has one option to extend for an additional five-year term. The rent is approximately $30,000 per month averaged over the life of the lease term. In November 2008, we negotiated a $15,000 rent deferral for each of November 2008, December 2008 and January 2009. In February 2009, we negotiated a rent deferral of $12,000 for each of February, March and April 2009. See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

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

Stock Prices and Dividends

Prior to July 23, 2008 our common stock traded on the NASDAQ Capital Market under the symbol BJCT. Trading in our common stock was transferred to the Over-the-Counter Bulletin Board, effective with the open of the market on July 23, 2008. The symbol remains BJCT. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2008.

Year Ended December 31, 2007	High	Low
Quarter 1	$1.31	$1.01
Quarter 2	1.70	1.15
Quarter 3	1.50	1.29
Quarter 4	1.41	0.35

Year Ended December 31, 2008	High	Low
Quarter 1	$0.68	$0.40
Quarter 2	0.45	0.34
Quarter 3	0.45	0.25
Quarter 4	0.27	0.07

As of February 18, 2009, there were 628 shareholders of record and approximately 3,100 beneficial shareholders.

We have not declared any cash dividends during our history and have no intention of declaring a cash dividend in the foreseeable future. Our term loan agreement prohibits us from paying cash dividends without the lender’s consent.

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	412,615	$2.01	756,576	(1)
Equity compensation plans not approved by shareholders(2)	370,362	1.19	650,000	(3)

Total	782,977	$1.62	1,406,576

(1)	Represents 682,501 shares of common stock available for issuance under our 1992 Stock Incentive Plan and 74,075 shares of common stock available for purchase under our 2000 Employee Stock Purchase Plan. Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or non-statutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.

(2)	We have issued and outstanding warrants to purchase an aggregate of 370,362 shares of common stock to various non-employee consultants and advisors. The warrants are fully exercisable and have grant dates ranging from November 2004 to October 2008, with four, five and seven year terms and exercise prices ranging from $0.75 to $1.92.

(3)	Mr. Makar is entitled to receive up to an additional 650,000 shares of stock pursuant to his employment agreement if certain events or milestones are achieved. These awards are inducement grants made outside of the 1992 Stock Incentive Plan.

Recent Sales of Unregistered Securities

On October 31, 2008, we issued a warrant to purchase an aggregate of 8,000 shares of our common stock at an exercise price of $0.75 per share to Andrew S. Forman for services rendered during 2008. The warrant is immediately exercisable and expires four years after the date of grant. The issuance of the warrant was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The purchaser represented his intention to acquire the warrant for investment only and not with a view for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrant. The sale of the warrant was made without general solicitation or advertising and the offering of the warrant was not underwritten.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. During 2007 and 2008, we focused our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies, as well as numerous research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities both domestically and overseas as we expand our current product line. However, given the current difficult global economic conditions, it will likely take longer to finalize agreements.

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

We began a strategic realignment of our company during 2006 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, in March 2007 and 2006, we reduced the size of our workforce. In addition, on January 16, 2008, we eliminated an additional 13 positions, incurring approximately $0.1 million of severance and related costs in the first quarter of 2008. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. In addition, in January 2009, we extended our supply agreement with Ferring Pharmaceuticals to deliver the vial adapter for Ferring’s proprietary products. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

We completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities, including opportunities to secure injectable indications allowing us to partner with a pharmaceutical or biotech company or create our own drug+device combinations for the market. We are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. We continue to initiate discussions with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and other markets.

We do not expect to report net income in 2009.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2008 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
December 2007 $600,000 LOF convertible note	$600,000	$600,000	$—	$—	$—
$1.25 million PFG term loan(1)	810,000	660,000	150,000	—	—
Interest on all debt facilities	38,088	36,063	2,025	—	—
Operating leases	2,381,163	388,348	805,459	829,364	357,992
Capital leases	56,047	32,239	23,808	—	—
Purchase order commitments	452,992	452,992	—	—	—

	$4,338,290	$2,169,642	$981,292	$829,364	$357,992

(1)	The entire accreted value of $633,782 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of December 31, 2008 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity. The unpaid principal amount of the $1.25 million term loan was $810,000 at December 31, 2008.

Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

NASDAQ DELISTING

See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

CONVERSION OF $615,000 CONVERTIBLE NOTE

See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

OUTSTANDING DEBT

$1.25 Million Convertible Loan

We have outstanding a term loan agreement with PFG for convertible debt financing (the “Debt Financing”). At December 31, 2008, $0.8 million was outstanding under this loan. This loan is due in March 2010, with principal payments of $55,000 due per month, at PFG’s option, beginning October 1, 2008. If PFG elects to forgo any of the principal payments, the latest this loan will be due is March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the Prime Rate plus 3% per annum and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion of the remaining outstanding principal balance that was prepaid at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at December 31, 2008, this debt was recorded on our balance sheet at $634,000 and is being accreted on the effective interest method to its face value of $0.8 million over the 18-month contractual term of the debt. See also Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

RESULTS OF OPERATIONS

The consolidated financial data for the years ended December 31, 2008 and 2007 are presented in the following table:

	Year Ended December 31,
	2008	2007
Revenue:
Net sales of products	$5,805,928	$6,772,325
Licensing and technology fees	666,846	1,575,465

	6,472,774	8,347,790
Operating expenses:
Manufacturing	4,195,318	5,857,016
Research and development	2,173,229	3,180,454
Selling, general and administrative	2,601,648	3,185,204

Total operating expenses	8,970,195	12,222,674

Operating loss	(2,497,421)	(3,874,884)
Interest income	39,771	116,917
Interest expense	(510,575)	(632,840)
Loss on extinguishment of debt	(597,525)	—
Change in fair value of derivative liabilities	522,084	352,468

	(546,245)	(163,455)

Net loss	(3,043,666)	(4,038,339)
Preferred stock dividend	(209,180)	(393,873)

Net loss allocable to common shareholders	$(3,252,846)	$(4,432,212)

Basic and diluted net loss per common share allocable to common shareholders	$(0.20)	$(0.29)

Shares used in per share calculations	15,933,486	15,025,255

Revenue

The $1.0 million, or 14.3%, decrease in product sales in 2008 compared to 2007 was due primarily to the following:

•

B2000 sales to BioScrip and Roche/Trimeris decreased from $684,000 to $131,000, or 81%, primarily as a result of the October 2007 announcement from Hoffmann-La Roche Inc. and Trimeris Inc. that they were discontinuing their FDA submission for Fuzeon® to be administered with the B2000;

•	there were no sales to Amgen in 2008 compared to sales of $990,000 in 2007. Since our agreement with Amgen has expired, we do not anticipate any significant sales to Amgen in future periods; and

•	a decrease in sales to Merial from $2.4 million to $2.2 million, or 8%, in 2008 compared to 2007, primarily due to the timing of orders.

These factors were partially offset by the following:

•	an increase in sales to Serono from $1.1 million to $1.9 million, or 76%, in 2008 compared to 2007 due to the timing of orders from Serono; and

•	an increase in sales to Ferring from $421,000 to $467,000, or 11%, in 2008 compared to 2007.

We currently have significant supply agreements or commitments with Serono, Merial and Ferring Pharmaceuticals Inc.

License and technology fees decreased $909,000, or 57.7%, in 2008 compared to 2007, in accordance with the terms of our current agreements. Revenue from agreements that existed in 2007 but did not exist in 2008 totaled $902,000 in 2007. Payments from Serono increased $104,000 in 2008 compared to 2007 in connection with their October 2007 supply agreement. Payments from Merial increased $107,000 in 2008 compared to 2007 in connection with their June 2008 agreement.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial, the Centers for Disease Control and Prevention and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $1.7 million, or 28.4%, decrease in manufacturing expense in 2008 compared to 2007 was primarily due to product volume and mix and reduced indirect manufacturing headcount. The 2008 expense included a $94,000 non-cash charge to fully write-off our goodwill balance. See Notes 2 and 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $1.0 million, or 31.7%, decrease in research and development expense in 2008 compared to 2007 was primarily due to the timing of expenses related to on-going projects and reduced headcount. These factors were partially offset in 2008 by $92,000 of restructuring and severance expense compared to $38,000 of restructuring and severance expense in 2007.

Current significant projects include the next generation spring-powered device with an auto disable feature.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.6 million, or 18.3%, decrease in selling, general and administrative expense in 2008 compared to 2007 was due primarily to a decrease in restructuring and severance expense, partially offset by the hiring of our CEO in October 2007. Restructuring and severance expense included in selling, general and administrative expense totaled $1,000 in 2008 compared to $576,000 in 2007.

Restructuring and Severance

Restructuring and severance charges were included as a component of operating expenses as follows:

	Year Ended December 31,
	2008	2007
Manufacturing	$12,330	$55,229
Research and development	92,135	38,277
Selling, general and administrative	764	576,020

Total	$105,229	$669,526

Our accrued liability for past restructuring and severance activities totaled $0 and $129,000 at December 31, 2008 and 2007, respectively.

Interest Expense

Interest expense included the following:

	Year Ended December 31,
	2008	2007
Contractual interest expense	$149,091	$282,069
Amortization of debt issuance costs	144,690	102,099
Accretion of PFG and LOF convertible debt	216,794	248,672

	$510,575	$632,840

In addition to contractual interest expense, in future periods, interest expense will include the following:

•	amortization of unamortized debt issuance costs, which totaled $7,000 at December 31, 2008 and are being amortized at the rate of $4,000 per quarter; and

•	accretion of the $0.8 million outstanding convertible debt at the rate of approximately $24,000 per quarter.

Loss on Extinguishment of Debt

The amendment of the Convertible Loan, as described in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” We determined that the net present value of the cash flows under the terms of the amendment was more than 10% different from the present value of the remaining cash flows under the terms of the original Convertible Loan. Due to the substantial difference, we determined an extinguishment of debt had occurred with the amendment, and, as such, it was necessary to reflect the Convertible Loan at its fair market value and record a loss on extinguishment of debt of approximately $0.6 million in 2008. The amount of the loss was determined based on the following:

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

Total cash, cash equivalents and short-term marketable securities at December 31, 2008 were $1.4 million compared to $2.4 million at December 31, 2007. We had a working capital deficit of $0.3 million at December 31, 2008 compared to working capital of $0.4 million at December 31, 2007. Going forward, we anticipate debt retirement costs to be approximately $165,000 per quarter in 2009 for our Convertible Loan, and, unless converted into common stock or deferred, our outstanding $600,000 convertible debt plus accrued interest will be due in May 2009. Given our current cash and cash equivalents, our debt repayment obligations and our current rate of cash usage, if no new licensing, development or supply agreements with up-front payments are entered into or we do not raise debt or equity financing or restructure our existing debt obligations during the second quarter of 2009, we anticipate that we will be unable to continue operations. We are addressing this issue by engaging the services of Ferghana Partners to assist us as we pursue various strategic alternatives, as well as by pursuing additional debt financing options.

The overall decrease in cash, cash equivalents and short-term marketable securities during 2008 resulted from $47,000 used for capital expenditures, $154,000 used for other investing activities, primarily patent applications, and $1.0 million used for principal payments on short and long-term debt and capital leases, partially offset by $161,000 provided by operations, as discussed in more detail below.

Net accounts receivable decreased $0.3 million to $0.5 million at December 31, 2008 compared to $0.8 million at December 31, 2007. Receivables from five different customers accounted for a total of 97% of our net accounts receivable balance at December 31, 2008, with individual accounts totaling 45%, 13%,

10%, 10% and 9%, respectively. Of the accounts receivable due at December 31, 2008, $489,000 was collected prior to the filing of this Form 10-K. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.2 million to $1.0 million at December 31, 2008 compared to $0.8 million at December 31, 2007, primarily due to a build-up of inventory based on forecasted sales for the first quarter of 2009.

Capital expenditures of $47,000 in 2008 were primarily for the purchase of manufacturing tooling. We anticipate spending up to a total of $50,000 in 2009 for production molds for current research and development projects.

Accounts payable decreased $0.4 million to $0.7 million at December 31, 2008 compared to $1.1 million at December 31, 2007 primarily due to payments to vendors for first quarter forecasted sales.

Derivative liabilities of $23,000 at December 31, 2008 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Deferred revenue totaled $1.8 million at December 31, 2008 compared to $0.4 million at December 31, 2007. The balance at December 31, 2008 included $1.6 million received from Merial, $217,000 received from Serono and $17,000 received from Vical. See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of our 2008 agreement with Merial.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 19 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

Our critical accounting policies and estimates include the following:

•	revenue recognition for product development and license fee revenues;

•	inventory valuation;

•	goodwill and other long-lived asset impairment;

•	stock-based compensation; and

•	fair value of derivative liabilities.

Revenue Recognition for Product Development and License Fee Revenues

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Multiple Element

Arrangements” requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that can not be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2008, deferred revenues totaled approximately $1.8 million and included amounts received from Merial, Serono and Vical.

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

Goodwill and Other Long-Lived Asset Impairment

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. In the second quarter of 2008, our common stock was delisted from The NASDAQ Stock Market and now trades on the OTCBB. This may impair the price at which our common stock trades and the liquidity of the market for our common stock, which may negatively affect our ability to obtain additional funding. We tested our goodwill for impairment in the second quarter of 2008 and determined that an impairment had occurred. Accordingly, we recorded a non-cash charge of $94,074 as a component of manufacturing expense in the second quarter of 2008 to fully write-off our goodwill balance, which was related to manufacturing assets. At December 31, 2008, we did not have any goodwill recorded on our balance sheet.

We evaluate our other long-lived assets and certain identified intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. We did not recognize any impairment of our other long-lived assets during 2008 or 2007. If circumstances related to our long-lived assets change, we may record additional impairment charges in the future.

Stock-Based Compensation

SFAS No. 123R which requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors, including employee stock options, restricted stock and stock purchases related to our ESPP based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock-based awards.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Bioject Medical Technologies Inc.

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Portland, Oregon

March 31, 2009

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,351,892	$1,722,705
Short-term marketable securities	—	666,534
Accounts receivable, net of allowance for doubtful accounts of $5,133 and $13,702	477,329	847,382
Inventories	1,007,423	777,151
Other current assets	74,675	323,824

Total current assets	2,911,319	4,337,596
Property and equipment, net of accumulated depreciation of $6,787,613 and $6,052,600	1,608,761	2,297,262
Goodwill	—	94,074
Other assets, net	1,276,521	1,240,319

Total assets	$5,796,601	$7,969,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$688,782	$827,621
Current portion of long-term debt	650,761	166,667
Accounts payable	673,023	1,052,364
Accrued payroll	161,622	178,851
Derivative liabilities	22,778	527,650
Accrued severance and related liabilities	—	129,123
Other accrued liabilities	518,412	719,882
Deferred revenue	489,993	316,031

Total current liabilities	3,205,371	3,918,189
Long-term liabilities:
Convertible notes payable	—	1,224,081
Deferred revenue	1,348,417	102,083
Other long-term liabilities	309,996	315,591
Commitments
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at December 31, 2008 and 2007, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at December 31, 2008 and 2007, liquidation preference of $1.37 per share	5,478,466	5,316,106
Series F Convertible - 8,314 and 0 shares issued and outstanding at December 31, 2008 and 2007, liquidation preference of $75 per share	670,134	—
Common stock, no par value, 100,000,000 shares authorized; 16,436,420 shares and 15,403,705 shares issued and outstanding at December 31, 2008 and 2007	113,962,525	113,018,663
Accumulated deficit	(121,057,076)	(117,804,230)

Total shareholders’ equity	932,817	2,409,307

Total liabilities and shareholders’ equity	$5,796,601	$7,969,251

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2008	2007
Revenue:
Net sales of products	$5,805,928	$6,772,325
Licensing and technology fees	666,846	1,575,465

	6,472,774	8,347,790
Operating expenses:
Manufacturing	4,195,318	5,857,016
Research and development	2,173,229	3,180,454
Selling, general and administrative	2,601,648	3,185,204

Total operating expenses	8,970,195	12,222,674

Operating loss	(2,497,421)	(3,874,884)
Interest income	39,771	116,917
Interest expense	(510,575)	(632,840)
Loss on extinguishment of debt	(597,525)	—
Change in fair value of derivative liabilities	522,084	352,468

	(546,245)	(163,455)

Net loss	(3,043,666)	(4,038,339)
Preferred stock dividend	(209,180)	(393,873)

Net loss allocable to common shareholders	$(3,252,846)	$(4,432,212)

Basic and diluted net loss per common share allocable to common shareholders	$(0.20)	$(0.29)

Shares used in per share calculations	15,933,486	15,025,255

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock						Common Stock			Total Shareholders’ Equity
	Series D		Series E		Series F				Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	2,086,957	$1,878,768	3,308,392	$4,922,233	—	$—	14,492,838	$111,653,067	$(113,372,018)	$5,082,050
Compensation expense related to fair value of stock-based awards	—	—	—	—	—	—	—	1,119,681	—	1,119,681
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	172,960	138,185		138,185
Stock issued in connection with option and warrant exercises	—	—	—	—	—	—	1,600	1,616	—	1,616
Restricted stock awards earned pursuant to stock plans	—	—	—	—	—	—	736,307	—	—	—
Series E Preferred Stock dividends	—	—	—	393,873	—	—	—	—	—	393,873
Issuance of warrants in connection with debt financings	—	—	—	—	—	—	—	106,114	—	106,114
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(4,432,212)	(4,432,212)

Balance at December 31, 2007	2,086,957	1,878,768	3,308,392	5,316,106	—	—	15,403,705	113,018,663	(117,804,230)	2,409,307
Conversion of $615,000 convertible note and accrued interest	—	—	—	—	8,314	623,550	—	—	—	623,550
Compensation expense related to fair value of stock- based awards	—	—	—	—	—	—	272,433	824,925	—	824,925
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	421,267	87,802	—	87,802
Issuance of warrants in exchange for services	—	—	—	—	—	—	—	31,135	—	31,135
Restricted stock awards earned pursuant to stock plans	—	—	—	—	—	—	339,015	—	—	—
Series E Preferred Stock dividends	—	—	—	162,360	—	—	—	—	—	162,360
Series F Preferred Stock dividends	—	—	—	—	—	46,584		—	—	46,584
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	(3,252,846)	(3,252,846)

Balance at December 31, 2008	2,086,957	$1,878,768	3,308,392	$5,478,466	8,314	$670,134	16,436,420	$113,962,525	$(121,057,076)	$932,817

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,043,666)	$(4,038,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to fair value of stock-based awards	824,925	1,119,681
Stock contributed to 401(k) Plan	66,334	88,325
Contributed capital for services	31,135	—
Depreciation and amortization	840,910	1,002,693
Goodwill impairment	94,074	—
Other non-cash interest expense	411,478	349,664
Change in fair value of derivative instruments	(522,084)	(254,511)
Loss on extinguishment of debt	597,525	—
Change in deferred revenue	1,420,296	(800,844)
Change in deferred rent	21,001	(288)
Changes in operating assets and liabilities:
Accounts receivable, net	370,053	476,302
Inventories	(230,272)	281,164
Other current assets	6,029	51,636
Accounts payable	(379,341)	473,189
Accrued payroll	(17,229)	(154,453)
Accrued severance and related liabilities and other accrued liabilities	(330,593)	(77,943)

Net cash provided by (used in) operating activities	160,575	(1,483,724)
Cash flows from investing activities:
Purchase of marketable securities	—	—
Maturity of marketable securities	666,534	1,008,466
Capital expenditures	(46,512)	(108,274)
Other assets	(153,807)	(270,632)

Net cash provided by investing activities	466,215	629,560
Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	(52,475)	(592,951)
Proceeds from term loan	—	500,000
Proceeds from issuance of convertible notes	—	1,215,000
Payments made on short and long-term debt	(940,000)	(500,000)
Debt issuance costs	—	(27,996)
Payments made on capital lease obligations	(26,596)	(47,079)
Net proceeds from sale of warrants	—	873
Net proceeds from sale of common stock	21,468	51,476

Net cash provided by (used in) financing activities	(997,603)	599,323

Increase (decrease) in cash and cash equivalents	(370,813)	(254,841)
Cash and cash equivalents:
Beginning of period	1,722,705	1,977,546

End of period	$1,351,892	$1,722,705

Cash paid for interest	$98,759	$282,069
Supplemental non-cash information:
Warrants issued in exchange for services and debt financings	$31,135	$106,114
Severance costs settled in restricted stock	40,536	501,435
Preferred stock dividend to be settled in Series E preferred stock	162,596	393,873
Preferred stock dividend to be settled in Series F preferred stock	46,584	—
Issuance of Series F preferred stock in exchange for note payable and accrued interest	623,550	—

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

We commenced operations in 1985 for the purpose of developing, manufacturing and distributing needle-free injection therapy systems (“NFITS”). Since our formation, we have been engaged principally in organizational, financing, research and development and marketing activities. Our revenues to date have been derived primarily from licensing and technology fees for the jet injection technology and from product sales of the B-2000, Vial Adapter and spring-powered Vitajet® devices and syringes.

Going Concern and Cash Requirements

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2008, we had an accumulated deficit of $121.1 million with total shareholders’ equity of $0.9 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At December 31, 2008, cash and cash equivalents were $1.4 million and we had a working capital deficit of $0.3 million. During the second quarter of 2008, we received an upfront non-refundable payment of $1.4 million from Merial Limited (“Merial”) for a new long-term exclusive license, development and supply agreement for a next generation companion animal device which allows for the delivery of injectables. We also received a $0.2 million milestone payment in December 2008 and expect to receive additional payments as milestones are met.

During 2008, we paid off the remaining $166,667 on our December 2006 term loan, the remaining $333,333 on our August 2007 term loan and the remaining $52,475 on our line of credit. No balances remained outstanding on any of these loans at December 31, 2008. In addition, we paid $440,000 in principal on our $1.25 million outstanding convertible loan (the “Convertible Loan”) during 2008.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, if we do not enter into an adequate number of licensing, development and supply agreements with up-front payments, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

In September 2008, we entered into an agreement with Ferghana Partners, a global investment banking firm, to assist us as we pursue various strategic alternatives, such as a merger or sale of the company, strategic partnering or fund raising. Ferghana Partners is a leading, global specialist investment banking group focused on Healthcare, with significant expertise in identifying and implementing corporate partnering, fund raising, divestitures, acquisitions and other strategic activities. To date, Ferghana has reached out to third party organizations in an effort to pursue these various strategic alternatives, which, in some cases has led to an initiation of discussions between Bioject management and third parties. The process is ongoing and could result in a potential strategic arrangement in the future. There is no guarantee that this or any other process will result in resources or other alternatives being available to us on terms acceptable to us, or at all, or that resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. The current economic downturn and uncertainties in the capital markets may result in it being more difficult for us to obtain resources or engage in other strategic alternatives. Failure to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate. These actions would have a material adverse effect on us and the value of our common stock.

Due to the potential risk of having to cease operations during the second quarter of 2009, management has undertaken measures in an attempt to address our liquidity problem when our $0.6 million convertible note becomes due on May 15, 2009, if not extended. We are negotiating directly with current debt holders on potential options, if any, to extend or defer existing debt payments until some time in the future when the economic climate and our prospects improve. Some of the actions undertaken in order to improve our chances of continuing operations include the following:

•	initiated an across the board 10% temporary salary reduction for all employees on February 1, 2009;

•	executive management voluntarily took a 20% temporary base salary reduction on the same date;

•

enlisted the services of a debt financing broker as of January 20, 2009, to identify opportunities to potentially restructure our current remaining debt, secure additional new/replacement debt, and increase our cash position;

•

exploring additional opportunities to increase 2009 sales with current customers, including the military and the recent signing of a three-year extension of our Needle-Free Vial Adapter agreement with Ferring Pharmaceuticals;

•	conducted an assessment of manufacturing costs to identify opportunities to improve gross margins;

•	engaged in various potential new strategic partnership discussions with sources identified by company contacts, Ferghana Partners and the debt broker (for new debt financiers/investors); and

•	pursued various additional opportunities to lower expenses in the short term, such as the extension our rent deferral agreement with the landlord through April 2009.

While management remains committed to work on a number of strategic options and alternatives to keep us as a going entity, there are no assurances that we will be successful.

2. SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. We had $0 and $0.7 million of cash equivalents as of December 31, 2008 and 2007, respectively.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of our marketable securities are classified as “available-for-sale” and, accordingly, are recorded at fair market value, with unrealized gains and losses recorded as a separate component of shareholders’ equity. We had $0 and $0.7 million of short-term marketable securities as of December 31, 2008 and 2007, respectively. We did not have any unrealized gains or losses as of December 31, 2008 or 2007. See Note 3.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We do not have any off-balance sheet credit exposure related to our customers.

Historically, we have not had significant write-offs related to our accounts receivable. Our bad debt reserve totaled $5,000 and $14,000, respectively at December 31, 2008 and 2007 and activity related to the bad debt reserve was immaterial in 2008 and 2007. Bad debt expense totaled $8,700 and $0 in 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $612,000 and $736,000, respectively, at December 31, 2008 and 2007, consisted of the following:

	December 31,
	2008	2007
Raw materials and components	$729,850	$502,763
Work in process	38,760	83,546
Finished goods	238,813	190,842

	$1,007,423	$777,151

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

Goodwill

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. We tested our goodwill for impairment in the second quarter of 2008 and determined that an impairment had occurred. Accordingly, we recorded a non-cash charge of $94,074 as a component of manufacturing expense in the second quarter of 2008 to fully write-off our goodwill balance. At December 31, 2008, we did not have any goodwill recorded on our balance sheet.

Other Assets

Other assets include costs incurred in the patent application process and debt issuance costs, including amounts related to the value of warrants issued in connection with certain debt facilities (see Note 15). Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” identifiable intangible assets with definite useful lives are amortized over the estimated useful life. We amortize our patent costs on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Our patents are evaluated for impairment as discussed below in “Accounting for Long-Lived Assets.” The debt issuance costs, including the value of the warrants, are being amortized to interest expense over the lives of the related debt.

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents. We account for and review our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. No impairment charges related to our long-lived assets were recorded during 2008 or 2007.

Fair Value of Financial Assets and Liabilities

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2008 and 2007. See also Note 5.

Fair Value of Derivative Liabilities

We recorded derivative liabilities in connection with our convertible debt and equity financing agreements entered into in 2006. Derivative liabilities are presented at fair value each reporting period and changes in fair value are recorded in earnings. The fair value of derivative liabilities is determined using the Black-Scholes valuation model as described in Note 5.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is assured.

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2008	2007
Merial	38%	35%
Serono	32%	16%
Amgen	—	15%

At December 31, 2008 and 2007, accounts receivable from Merial accounted for approximately 45% and 34%, respectively, of our gross accounts receivable. Four additional customers accounted for a total of 42% of our gross accounts receivable as of December 31, 2008. Four additional customers accounted for a total of 40% of our gross accounts receivable as of December 31, 2007.

License and Development Fees

In accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” product development revenue is recognized, to the extent of cash received, on a percentage-of-completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. The FASB’s Emerging Issues Task Force (“EITF”) 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that cannot be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21. Should agreements be terminated prior to completion, or should we change our estimates of percentage of completion, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2008, deferred revenues totaled approximately $1.8 million and included amounts received from Merial, Serono and Vical.

Licensing and Development Agreements

During 2008, we had licensing and/or development agreements, which often included commercial product supply provisions, with Merial, an undisclosed pharmaceutical company, the Centers for Disease Control and Prevention and Vical. A detailed summary of the agreements follows:

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

In May 2006, we signed an additional agreement with Merial to deliver a modified Vitajet® 3 for delivery of one of their proprietary vaccines for use in the companion animal market. This agreement was terminated upon entering into the June 2008 agreement discussed below.

In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. The agreement included a non-refundable, up-front license payment of $1.4 million, $172,000 of which was recognized as license and technology fee revenue in 2008, with the balance to be recognized over the term of the agreement. The agreement also includes development milestones with associated payments, provisions for capital equipment and a supply agreement extending up to 10 years. In December 2008, we received a development milestone payment totaling $0.2 million.

We are also entitled to receive royalty payments on Merial’s vaccine sales, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2008 and 2007, total deferred revenue related to Merial was $1.6 million and $0, respectively. We recognized product and development revenue of $172,000 and $65,000 pursuant to these and other agreements that expired in 2007 during 2008 and 2007, respectively.

Agreement with European Biotechnology Company In July 2005, we entered into a development agreement with a leading European biotechnology company under which we developed a new needle-free drug delivery system utilizing our B2000 technology exclusively for an undisclosed indication. We received non-refundable development fees of $1.4 million. We do not have a current agreement and we do not expect an agreement in the future. We have negotiated retaining certain rights with respect to the device and indication.

At both December 31, 2008 and 2007, deferred revenue related to this agreement was $0 and we recognized revenue of $0 and $0.6 million, respectively, pursuant to this agreement in 2008 and 2007.

Agreement with an Undisclosed U.S. Pharmaceutical Company In December 2005, we entered into a feasibility study, option and license agreement with an undisclosed pharmaceutical company to design and develop a reliable, cost-effective, pre-filled disposable version of our Iject® device. We received non-refundable development fees of $1.1 million. We completed Phase I in the second quarter of 2008 and do not anticipate this agreement to move forward into Phase II. We have the right to explore other potential opportunities.

At both December 31, 2008 and 2007, we did not have any deferred revenue related to this agreement. Revenue recognized pursuant to this agreement was $78,000 and $0.4 million, respectively, in 2008 and 2007.

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

At both December 31, 2008 and 2007, we did not have any deferred revenue related to these agreements. Revenue recognized pursuant to these agreements was $32,000 and $0.2 million, respectively, in 2008 and 2007. In addition, we were reimbursed for $293,000 of expenses incurred in 2008.

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

In November 2008, the agreement was extended for an additional six months. All other terms remained the same.

At December 31, 2008 and 2007, deferred revenue related to this agreement was $17,000 and $52,000, respectively. Revenue recognized pursuant to the agreement was $60,000 and $63,000, respectively, in 2008 and 2007.

Supply Agreements

In addition to agreements with Merial, Vical and the CDC as described above, we currently have significant supply agreements or commitments with Serono and Ferring Pharmaceuticals Inc.

Serono In October 2007, we entered into a three-year, non-exclusive supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. We believe that the terms of this agreement are more favorable to us than previous agreements with Serono in that it is non-exclusive and the economic terms are more favorable. In accordance with this agreement, Serono prepays us to maintain certain inventory levels in order to have flexibility in its forecasting and ordering. Prepaid inventory totaled $0.4 million and $0.6 million at December 31, 2008 and 2007, respectively, and was included as a component of other accrued liabilities. At December 31, 2008 and 2007, deferred revenue related to Serono was $217,000 and $319,000, respectively. We recognized revenue related to this and previous agreements with Serono totaling $2.0 million and $1.1 million in 2008 and 2007, respectively.

Ferring Pharmaceuticals Inc. We had a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, which was extended in January 2007 by Ferring for two consecutive 12-month periods. In January 2009, we extended our agreement with Ferring for an additional three years with two, one-year options. Revenue recognized pursuant to this agreement and other product sales totaled $0.5 million and $0.4 million in 2008 and 2007, respectively.

Amgen Inc. We had a two-year agreement with Amgen for Vial Adapters for use with one of its drugs. This agreement, which expired in March 2005, was extended to July 2006. In addition, Amgen continued to purchase product in 2007. We recognized revenue of $1.0 million and $2.0 million in 2007 and 2006, respectively, related to Amgen’s purchases.

BioScrip Inc. (formerly Chronimed Inc.) We had a one-year supply agreement with BioScrip Inc. for B2000® devices and syringes, which expired December 31, 2005. While we do not have a current agreement with BioScrip Inc., we continue to receive purchase orders for our B2000® devices and syringes from BioScrip Inc. Revenue recognized related to BioScrip totaled $0.1 million and $0.5 million in 2008 and 2007, respectively.

In addition to the above agreements and commitments, we sell our needle-free injection system, the Biojector® 2000, or B2000, directly to the military under a federal supply agreement and solicited healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Currently, our Biojector® 2000 is being utilized by the National Institutes of Health in human trials of vaccines for HIV and the Ebola virus.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified by SFAS No. 109, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 and 2007, our deferred tax assets had a 100% valuation allowance.

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

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities. Our warranty accrual totaled $5,000 and $83,000, respectively, at December 31, 2008 and 2007. We have not experienced significant warranty issues at any time in the past and we do not expect significant warranty issues in the future.

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

Segment Reporting and Enterprise-Wide Disclosures

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131 and the fact that our chief operating decision maker does not review disaggregated financial information, we have determined that we operated in one segment during 2008 and 2007.

Revenue by product line was as follows:

	Year Ended December 31,
	2008	2007
Biojector® 2000 (or CO2 powered)	$848,495	$1,753,956
Spring Powered	4,387,806	3,582,198
Vial Adapters	569,627	1,436,171

	5,805,928	6,772,325
License and Technology Fees	666,846	1,575,465

	$6,472,774	$8,347,790

In 2008 and 2007, we sold previously fully reserved inventory of B2000 devices for approximately $24,000 and $115,000, respectively.

Geographic revenues were as follows:

	Year Ended December 31,
	2008	2007
United States	$4,550,976	$6,317,356
All other	1,921,798	2,030,434

	$6,472,774	$8,347,790

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows:

	Year Ended December 31,
	2008	2007
Stock options, restricted stock units and warrants	3,626,679	4,559,789
Convertible preferred stock	6,226,749	5,395,349
Series E Payment-in-kind dividends	550,516	452,097
Series F Payment-in-kind dividends	62,112	—
$1.25 million convertible debt	900,000	1,388,889
$600,000 convertible debt	800,000	800,000
$615,000 convertible debt	—	820,000
Accrued interest on $600,000 convertible debt	93,512	4,555
Accrued interest on $615,000 convertible debt	—	7,548

Total	12,259,568	13,428,227

Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

See Note 14 for additional information regarding stock-based compensation and our stock-based incentive plans.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, valuation allowances for receivables, inventory and deferred income taxes, the valuation of stock-based compensation and derivative liabilities and revenue recognition. Actual results could differ from those estimates.

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

We did not regain compliance with the minimum bid price requirement by May 19, 2008 and, accordingly, on July 21, 2008, the NASDAQ Panel determined to delist our common stock from The NASDAQ Stock Market, and suspended trading of our common stock effective with the open of business on July 23,

2008. Trading in our common stock was transferred to the Over-the-Counter Bulletin Board (“OTCBB”), an electronic quotation service maintained by the Financial Industry Regulatory Authority, effective with the open of the market on July 23, 2008. On October 6, 2008, we received official notification of delisting from NASDAQ. The symbol remains BJCT.

4. MARKETABLE SECURITIES:

We classify all of our marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity.

Certain information regarding our marketable securities was as follows:

	December 31,
	2008	2007
Available-for-Sale
Fair market value	$—	$666,534

Cost:
Federal Government, State & Local municipalities	$—	$666,534

Maturity Information:
Less than one year	$—	$666,534

Gains and losses on the sale of marketable securities are calculated using the specific identification method. We did not have any realized gains or losses on our available-for-sale securities during 2008 or 2007. We record, as a separate component of shareholders’ equity, any unrealized gains and losses on available-for-sale securities. At December 31, 2008 and 2007, we did not have any unrealized gains or unrealized losses included in our available-for-sale securities balance.

5. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES:

Pursuant to SFAS No. 157, various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

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

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. Following are the disclosures related to our financial assets and (liabilities) as of December 31, 2008 pursuant to SFAS No. 157 (in thousands):

	December 31, 2008
	Fair Value	Input Level
Warrants issued in connection with $1.5 million bridge loan	$(8,926)	Level 3
$1.25 million convertible debt conversion feature	$(13,852)	Level 3
$1.25 million convertible debt convertible interest feature	—	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature	$1.25 million convertible debt convertible interest feature
Black- Scholes Assumptions
Risk-free interest rate	1.55%	1.55%	—
Expected dividend yield	0.00%	0.00%	—
Contractual term (years)	1.68 years	1.16 years	—
Expected volatility	154.88%	178.72%	—
Certain Other Information
Fair value at December 31, 2007	$(127,823)	$(400,139)	$312
Fair value at December 31, 2008	(8,926)	(13,852)	—

Change in fair value from December 31, 2007 to December 31, 2008	$118,897	$386,287	$(312)

The change in the fair value of the $1.25 million convertible debt conversion feature derivative liability also included an expense of $17,212 included as a component of loss on extinguishment of debt.

The convertible interest feature of the $1.25 million convertible debt expired as of December 31, 2008.

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2008	2007
Machinery and equipment	$4,852,178	$4,852,178
Production molds	2,994,890	2,955,352
Furniture and fixtures	351,719	351,719
Leasehold improvements	142,052	142,052
Assets in process	55,535	48,561

	8,396,374	8,349,862
Less – accumulated depreciation	(6,787,613)	(6,052,600)

	$1,608,761	$2,297,262

Depreciation expense was $735,000 and $795,000, respectively, in 2008 and 2007.

Assets in process include capital assets that are not yet ready for production. Assets in process are not depreciated until they are substantially complete and ready to be put into production. We have not recorded any capitalized interest related to our assets in process at December 31, 2008 or 2007. At December 31, 2008 and 2007, assets in process primarily included assets related to manufacturing equipment and tooling.

7. OTHER ASSETS:

Other assets consist of patent costs and debt issuance costs, including amounts related to the value of warrants issued in connection with debt financings (see Note 15). The gross amount of patents and debt issuance costs and the related accumulated amortization were as follows:

	December 31,
	2008	2007
Patents	$2,224,623	$2,070,816
Accumulated amortization	(948,102)	(842,205)

	$1,276,521	$1,228,611

Debt issuance costs	$1,302,550	$1,302,550
Accumulated amortization	(1,295,760)	(1,040,934)

	$6,790	$261,616

Of the debt issuance costs, $6,790 and $249,908 were included as a component of other current assets at December 31, 2008 and 2007, respectively.

Amortization expense, including $28,887 and $113,608 for the write-off of abandoned patents in 2008 and 2007, respectively, was as follows:

Year Ended December 31,	Patents	Debt Issuance Costs
2007	$207,756	$92,938
2008	105,897	144,690

In addition, debt issuance costs of $110,138 were written off as a component of loss on early extinguishment of debt during 2008.

Debt issuance costs are amortized over the life of the related debt and patents are amortized over their useful lives of 17 years with no residual value. Amortization is as follows over the next five years and thereafter:

Year Ending December 31,	Patents	Debt Issuance Costs
2009	$111,600	$6,790
2010	120,000	—
2011	120,000	—
2012	120,000	—
2013	120,000	—
Thereafter	684,921	—

8. OTHER CURRENT LIABILITIES:

Included in other current liabilities was $417,000 and $633,000 at December 31, 2008 and 2007, respectively, related to prepaid inventory for Serono.

9. 401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). We match 62.5% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock. Participants are allowed to sell our common stock held in their account and reinvest it in other plan options. We issued 311,931 and 85,833 shares, respectively, and recorded an expense of approximately $66,000 and $88,000, respectively, related to employer matches of our stock under the 401(k) Plan related to the years ended December 31, 2008 and 2007. The Board of Directors has reserved up to 700,000 shares of common stock for these voluntary employer matches, of which 750,134 shares have been issued, or were committed to be issued, at December 31, 2008. On March 11, 2009, the Board of Directors consented to increasing the shares by 400,000 to 1.1 million

10. INCOME TAXES:

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2008	2007
Statutory tax rate	$(1,034,846)	$(1,373,035)
State taxes, net of federal tax	(89,505)	(158,810)
Permanent and other items	122,590	1,226,539
Stock-based compensation	112,986	104,096
Expiration of net operating losses	2,033,179	1,515,273
Valuation allowance	(1,144,404)	(1,314,063)

	$—	$—

We had the following deferred tax assets and (liabilities):

	December 31,
	2008	2007
Deferred tax assets:
Inventory	$265,613	$312,160
Deferred revenue	706,233	160,179
Other accrued liabilities	270,652	330,116
Net operating loss carryforwards and credits	36,545,052	38,201,882

	37,787,550	39,004,337
Deferred tax liabilities:
Depreciation and amortization	(315,103)	(387,486)

Total deferred tax assets, net	37,472,447	38,616,851
Less valuation allowance	(37,472,447)	(38,616,851)

Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was a decrease of $1.1 million and a decrease of $1.3 million for the years ended December 31, 2008 and 2007, respectively, mainly due to the change in net operating loss carryforwards. As of December 31, 2008, we had net operating loss carryforwards of approximately $96.4 million and $63.7 million available to reduce future federal and state taxable income, respectively, which expire in 2009 through 2029. Approximately $1.9 million of our carryforwards were generated as a result of deductions related to exercises of stock options. When utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

As of December 31, 2008, we had unused research tax credits of approximately $1.5 million available to reduce future federal income taxes. If unutilized, the credits begin to expire between 2011 and 2028.

We did not have any unrecognized tax benefits or associated interest at December 31, 2008 or 2007 and we do not expect any significant changes to our unrecognized tax benefits within the next 12 months. We file federal U.S. tax returns, as well as tax returns in various state and local taxing jurisdictions. With few exceptions, we are no longer subject to federal, state or local income tax examinations for years prior to 2004.

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

11. FORBEARANCE AGREEMENTS AND AMENDMENT TO $1.25 MILLION CONVERTIBLE LOAN

On November 19, 2007 we entered into Forbearance Agreement No. 1 with Partners for Growth, L.P. (“PFG”) in relation to the three loans that were then outstanding with PFG, which are referred to collectively as the “PFG Loans.” On May 30, 2008, we entered into Forbearance Agreement No. 2 with PFG in relation to the PFG Loans.

Forbearance Agreement No. 1 expired June 1, 2008. Pursuant to Forbearance Agreement No. 2, PFG agreed to forbear, through no later than September 15, 2008 (the “Forbearance Period”), and not declare an Event of Default or exercise other remedies under the PFG Loans for a Permitted Default, as defined in Forbearance Agreement No. 2.

Forbearance Agreement No. 2 provided that the $1.25 million convertible loan (the “Convertible Loan”) may be restructured as follows if we complied with the terms of Forbearance Agreement No. 2 and no defaults occurred under the PFG Loans:

•

If we consummated an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period, PFG would have amended the Convertible Loan to include a minimum liquidity financial covenant to the effect that our ratio of (i) cash and cash equivalents, plus eligible accounts receivable to (ii) outstanding monetary obligations to PFG, would equal or exceed 2:1, tested on a calendar monthly basis; or

•

If we were unable to consummate (or abandoned the active pursuit of) an equity financing raising not less than $5.0 million in net proceeds by the end of the Forbearance Period, PFG would amend the Convertible Loan to apply a monthly borrowing base formula to the Convertible Loan equal to 100% of Eligible Accounts plus 100% of Eligible Inventory (as defined in Forbearance Agreement No. 2). Any excess of outstanding monetary obligations under the Convertible Loan over the formula-eligible borrowings would be required to be immediately repaid to PFG upon notice from PFG, at PFG’s sole option and would not be eligible for re-borrowing. A minimum liquidity financial covenant, as defined above, would apply, but at a ratio of 1.25:1. The interest rate on the Convertible Loan would be at the Prime Rate plus 3%. Any reduction of principal amount due to repayment as required by these terms would reduce the amount of the Convertible Loan eligible for PFG to convert into our common stock.

During the Forbearance Period, the PFG Loans, other than the Convertible Loan, were amended by reducing the interest rate specified in each PFG Loan by 3%.

At the end of the Forbearance Period, the only monetary obligation remaining outstanding with PFG was the Convertible Loan. The term loan matured September 1, 2008. Our revolving loan with PFG and our December 2006 $500,000 term loan with PFG both matured June 11, 2008 and no amounts remained outstanding under any of these loans at December 31, 2008.

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

At December 31, 2008, $0.8 million was outstanding under the Convertible Loan and all of the above payments were made as scheduled through the date of this filing.

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

The amendment of the Convertible Loan, as described above, was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” We determined that the net present value of the cash flows under the terms of the amendment was more than 10% different from the present value of the remaining cash flows under the terms of the original Convertible Loan. Due to the substantial difference, we determined an extinguishment of debt had occurred with the amendment, and, as such, it was necessary to reflect the Convertible Loan at its fair market value and record a loss on extinguishment of debt of approximately $0.6 million in 2008. The amount of the loss was determined based on the following:

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

12. OUTSTANDING DEBT:

$1.25 Million Convertible Loan

We have outstanding a term loan agreement with PFG for $1.25 million of convertible debt financing. This Convertible Loan is due in March 2010, with principal payments of $55,000 due per month, at PFG’s option, beginning October 1, 2008. If PFG elects to forgo any of the principal payments, the latest this loan will be due is March 2011. However, due to certain subjective acceleration clauses contained in the Convertible Loan agreement, the accreted value of the Convertible Loan is reflected as current on our balance sheet. The loan bears interest at the Prime Rate plus 3% per annum and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion of the remaining outstanding principal balance that was prepaid at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at December 31, 2008, this debt was recorded on our balance sheet at $689,000 and is being accreted on the effective interest method to its remaining face value of $0.8 million over the 18-month contractual term of the debt. See also Note 11.

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

Principal Payments on Short-Term and Long-Term Debt Over the Next Five Years

Scheduled principal payments at December 31, 2008 were as follows:

Year Ending December 31,
2009	$1,260,000
2010	150,000
2011	—
2012	—
2013	—
Thereafter	—

$1,410,000

13. CONVERSION OF $615,000 CONVERTIBLE NOTE:

On January 22, 2008, we entered into a Purchase Agreement with each of Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell (each a “Purchaser” and collectively, the “Purchasers”) for the purchase of an aggregate of 8,314 shares (convertible at 100 common shares to one Preferred share) of our Series F Preferred Stock at a price of $75 per share. Gross proceeds from the sale were $623,550, payable by cancellation of the outstanding $615,000 principal amount of, and accrued interest on, promissory notes issued by us to each of the Purchasers in November 2007.

14. SHAREHOLDERS’ EQUITY:

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

Series D Preferred Stock

On November 15, 2004, we entered into a Purchase Agreement with Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “Investors”) in connection with our sale and issuance to the Investors of an aggregate of 2,086,957 shares of our Series D convertible Preferred Stock and warrants to purchase an aggregate of 626,087 shares of our common stock at $1.15 per share. The issuance price of the Series D Preferred Stock was $1.15 per share at an initial conversion rate of one share of Series D Preferred Stock for one share of common stock, subject to adjustment under certain circumstances. The warrants expired unexercised on November 14, 2008. The net proceeds from the sale of the Series D Preferred Stock totaled $2.3 million. The value of the warrant, $514,000, was allocated on a pro rata basis to Series D Preferred Stock and common stock.

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

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010. Certain provisions contained in the Agreement precluded equity classification for the warrants under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” As a result, the fair value of the warrants, which was determined to be $667,000, was recorded as a derivative liability. See Note 15.

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

Stock Plans

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows:

	Year Ended December 31,
	2008	2007
Grant-date fair value of share options granted	$4,882	$38,868
Stock-based compensation recognized in results of operations	824,925	1,119,681
Fair value of restricted stock units that vested during the period	192,445	982,181
Cash received upon exercise of stock options	—	1,616

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the years ended December 31, 2008 or 2007.

The stock-based compensation was included in our statement of operations as follows:

	Year Ended December 31,
	2008	2007
Manufacturing	$103,937	$95,145
Research and development	200,546	126,629
Selling, general and administrative	520,442	897,907

	$824,925	$1,119,681

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Stock Incentive Plan
Risk-free interest rate	2.82%	4.90%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	78-83%	80%
Employee Stock Purchase Plan
Risk-free interest rate	2.41-3.12%	4.80%
Expected dividend yield	0%	0%
Expected term	6 months	6 months
Expected volatility	110-205%	57%-74%

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

Restated 1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees and eligible non-employee agents, consultants, advisers and independent contractors by the Board of Directors under terms of the Bioject Medical Technologies Inc. Restated 1992 Stock Incentive Plan (the “Plan”). The Plan expires June 30, 2010. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by the Board or a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. At December 31, 2008, we had option or restricted share grants covering 683,000 shares of our common stock available for grant and a total of 1.8 million shares of our common stock reserved for issuance.

Stock option activity for the year ended December 31, 2008 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,445,216	$5.25
Granted	49,440	0.47
Exercised	—	—
Forfeited	(1,082,041)	6.26

Outstanding at December 31, 2008	412,615	2.01

Certain information regarding options outstanding as of December 31, 2008 was as follows:

	Options Outstanding	Options Exercisable
Number	412,615	319,974
Weighted average exercise price	$2.01	$2.34
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	3.10 years	3.5 years

The aggregate intrinsic value in the table above is based on our closing stock price of $0.07 per share on December 31, 2008. No optionees had options with exercise prices less than $0.07 per share at December 31, 2008.

Restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2007	460,134	$1.27
Granted	964,328	0.41
Vested	(611,448)	0.89
Forfeited	(134,675)	1.10

Balances, December 31, 2008	678,339	0.61

In addition, we granted 272,433 shares of our common stock to employees during 2008, with a weighted average grant date fair value of $0.42 per share.

As of December 31, 2008, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $116,000, which will be recognized over the weighted average remaining vesting period of 2.2 years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allows for the issuance of 750,000 shares of our common stock. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by our Board of Directors. The purchase price for shares purchased under the ESPP is 85% of the lesser of the fair market value at the beginning or end of the purchase period. A total of 109,336 shares were issued pursuant to the ESPP in 2008 at a weighted average price of $0.20 per share, which represented a $0.03 weighted average per share discount from the fair market value. At December 31, 2008, 110,928 shares were available for purchase under the ESPP.

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price
Balances, December 31, 2006	2,380,383	$0.90 - $1.92
Warrant issued to PFG in connection with August 2007 $500,000 term loan, expiring August 31, 2014	71,429	0.90
Warrants issued to Mr. Ed Flynn and others in connection with $615,000 convertible note issuance, expiring November 19, 2011	82,000	0.75
Warrant issued to LOF in connection with December 2007 $600,000 convertible note issuance, expiring December 5, 2011	80,000	0.75
Warrant issued to The Strategic Choice in connection with services provided in 2007, expiring December 30, 2011	40,625	0.75

Balances, December 31, 2007	2,654,437	0.75 – 1.92
Warrant issued to The Strategic Choice in connection with services provided in 2008, expiring February 8, 2012	31,875	0.75
Warrant issued to The Strategic Choice in connection with services provided in 2008, expiring March 31, 2012	59,375	0.75
Warrant issued to The Strategic Choice in connection with services provided in 2008, expiring June 30, 2012	18,125	0.75
Warrant issued to Andrew S. Forman in connection with services provided in 2008, expiring June 30, 2012	16,000	0.75
Warrant issued to Andrew S. Forman in connection with services provided in 2008, expiring September 30, 2012	24,000	0.75
Warrant issued to Andrew S. Forman in connection with services provided in 2008, expiring October 31, 2012	8,000	0.75
Warrant expired November 8, 2008 - Life Sciences Opportunities Funds	(626,087)	1.15

Balances, December 31, 2008	2,185,725	$0.75 – 1.92

All of the warrants issued in 2008 were immediately exercisable and expire four years from the date of grant. The value of the warrants issued to The Strategic Choice in 2007 and 2008 and to Andrew Forman in 2008 were determined using the Black-Scholes valuation model with the following assumptions and were expensed as a component of selling, general and administrative on the date of issue:

Issue date	The Strategic Choice, LLC December 2008	The Strategic Choice, LLC February 2008	The Strategic Choice, LLC March 2008
Fair value	$3,290	$8,158	$11,192
Risk-free interest rate	3.26%	2.69%	2.46%
Expected dividend yield	0.00%	0.00%	0.00%
Contractual term (years)	4 years	4 years	4 years
Expected volatility	89.44%	89.55%	81.44%

Issue date	Andrew Forman June 2008	Andrew Forman September 2008	Andrew Forman October 2008
Fair value	$7,678	$3,392	$713
Risk-free interest rate	3.50%	2.46%	2.73%
Expected dividend yield	0.00%	0.00%	0.00%
Contractual term (years)	4 years	4 years	4 years
Expected volatility	93.78%	103.93%	105.89%

15. DERIVATIVE LIABILITIES:

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

In addition, the convertible interest feature represented an embedded derivative that did not qualify for equity classification under EITF 00-19. As a result, the convertible interest feature was recorded at fair value at inception, as a derivative liability, and was marked to market on a quarterly basis through earnings, as a component of interest expense. The convertible interest feature expired as of December 31, 2008. The fair value at inception was determined to be approximately $130,000 using the Black-Scholes valuation model with the following assumptions:

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

See Note 5 for additional fair value information.

16. COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for space to house our Tualatin, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option. We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases. At December 31, 2008, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2009	$388,348	$32,239
2010	397,856	17,435
2011	407,603	6,373
2012	409,564	—
2013	419,800	—
Thereafter	357,992	—

Total minimum lease payments	$2,381,163	56,047

Less amounts representing interest and maintenance fees		(8,980)

Present value of future minimum lease payments		$47,067

At December 31, 2008 and 2007, the gross amount of assets on our balance sheet under capital leases was $56,000 and $261,000, respectively. Lease expense for the years ended December 31, 2008 and 2007 totaled $205,000 and $371,000, respectively.

Our 2003 facility lease includes deferred rent related to leasehold improvements made by the landlord. In addition, in November 2008, we negotiated a $15,000 rent deferral for each of November 2008, December 2008 and January 2009. The deferrals, plus accrued interest at 9% per annum, are due within 60 days upon the earlier to occur of (i) a sale of all or substantially all of the assets of Bioject; (ii) the raising of capital or equity of $3.0 million or more; (iii) the entering into of a strategic partnership with up-front payments over $300,000; or (iv) a default under the lease. If none of these events have occurred by December 31, 2010, the deferred amounts will become due in 12 equal monthly installments beginning January 1, 2011. At December 31, 2008 and 2007, deferred rent totaled $289,000 and $268,000, respectively, and was included as a component of other long-term liabilities on our consolidated balance sheets. See Note 20 for information regarding an additional rent deferral negotiated in February 2009.

Purchase Order Commitments

At December 31, 2008, we had open purchase order commitments totaling approximately $0.5 million through 2008, primarily related to inventory purchases for firm customer orders.

17. RESTRUCTURING AND REORGANIZATION:

2007 Activities

In March 2007, we restructured our corporate organization and created an executive committee consisting of Dr. Richard Stout, Executive Vice President and Chief Medical Officer, and Christine Farrell, Vice President of Finance, which reported to Mr. Jerald Cobbs, Chairman and Interim President and CEO until the hiring of our new President and Chief Executive, Mr. Ralph Makar, in October 2007. The Executive Committee now reports to Mr. Makar. In connection with the restructuring, on March 23, 2007, our Board of Directors authorized the elimination of 13 positions to reduce expenses and streamline operations. We recorded a charge of $289,000 in the first quarter of 2007 related to these actions. Of the $289,000, $249,000 was cash severance and related charges and $40,000 was a non-cash charge for the acceleration of vesting of restricted stock awards. These charges were paid through the first quarter of 2008. We realized cost savings of approximately $1.3 million in 2007.

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

2008 Activities

On January 16, 2008, we eliminated an additional 13 positions. We incurred approximately $0.1 million for severance and related costs in the first quarter of 2008 related to these actions.

Summary

Restructuring charges were included as a component of our operating expenses as follows:

	Year Ended December 31,
	2008	2007
Manufacturing	$12,330	$55,229
Research and development	92,135	38,277
Selling, general and administrative	764	576,020

Total	$105,229	$669,526

Our accrued liability for past restructuring and severance activities totaled $0 and $129,000 at December 31, 2008 and 2007, respectively.

18. RELATED PARTY TRANSACTIONS:

At December 31, 2008, Mr. Jerald Cobbs, a member of our Board of Directors, was the Managing Director of Signet Healthcare Partners (formerly Sanders Morris Harris) (“Signet”). LOF and several of its affiliates are affiliates of Signet. As of December 31, 2008, LOF and several of its affiliates held 3,998,880 shares of our Series E Preferred Stock, including accrued payment-in-kind dividends. The 3,998,880 shares of our Series E Preferred Stock held by LOF and several of its affiliates are convertible into 3,998,880 shares of our common stock. The Series E Preferred Stock included an 8% annual payment-in-kind dividend for 24 months, which expired in the second quarter of 2008.

Certain funds affiliated with LOF and several of its affiliates also own 2,086,957 shares of our Series D Preferred Stock. The 2,086,957 shares of our Series D Preferred Stock held by LOF and several of its affiliates are convertible into 2,086,957 shares of our common stock.

In addition LOF and its affiliates hold a $600,000 convertible note due May 15, 2009. The $600,000 convertible note, along with accrued interest of approximately $51,000 at December 31, 2008, is convertible into 867,681 shares of our common stock.

In connection with the preferred stock and note issuances, LOF and several of its affiliates have warrants outstanding to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share and 80,000 shares of our common stock at $0.75 per share. The warrants expire in September 2010 and December 2011, respectively.

The transactions with LOF were all deemed to be made at arms-length rates.

19. NEW ACCOUNTING PRONOUNCEMENTS:

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

20. SUBSEQUENT EVENT:

Rent Deferral

In March 2009, we negotiated a rent deferral for our Tualatin, Oregon facility lease of $12,000 for each of February, March and April 2009. See Note 16 for information regarding a separate rent deferral negotiated in November 2008 and the repayment terms, which apply to both the November 2008 and March 2009 deferrals.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

On November 18, 2008, we entered into a second amendment to our lease agreement with our landlord pursuant to which we deferred $15,000 of rent for each of November 2008, December 2008 and January 2009. The deferrals, plus accrued interest at 9% per annum, are due within 60 days upon the earlier to occur of (i) a sale of all or substantially all of the assets of Bioject; (ii) the raising of capital or equity of $3.0 million or more; (iii) the entering into of a strategic partnership with up-front payments over $300,000; or (iv) a default under the lease. If none of these events have occurred by December 31, 2010, the deferred amounts will become due in 12 equal monthly installments beginning January 1, 2011.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 5. for Equity Compensation Plan Information.

Additional information required by this item is included in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.	Description

3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004 and filed November 19, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1*	Executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

10.1.1*	Amendment, dated April 13, 2005, to executive employment agreement, dated March 13, 2003, between Bioject Medical Technologies Inc. and J. Michael Redmond. Incorporated by reference to Form 8-K dated April 13, 2005 and filed April 19, 2005.

10.2*	Standard Employment with Christine Farrell, dated January 21, 1997. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.2.1*	First Amendment to Standard Employment Agreement with Christine Farrell, dated November 2004. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.2.2*	Second Amendment to Standard Employment Agreement, dated December 31, 2008, between Bioject Medical Technologies Inc. and Christine Farrell. Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2008 and filed January 5, 2009.

Exhibit No.	Description

10.3*	Restated 1992 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.

10.3.1*	Standard Form of Stock Option Agreement. Incorporated by reference to Form 10-K for the year ended December 31, 2007.

10.3.2*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Form 8-K dated March 11, 2005 and filed March 17, 2005.

10.3.3*	Form of Restricted Stock Unit Award Agreement for January 19, 2006 grants (time-based vesting and performance-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.3.4*	Form of Restricted Stock Unit Award Agreement for June 1, 2006 grants (time-based vesting if performance measures achieved). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.3.5*	Form of Restricted Stock Unit Award Agreement for May 24, 2006 grants (time-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.4*	2000 Employee Stock Purchase Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.

10.5	Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies, Inc., an Oregon corporation. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.

10.5.1	First Amendment to Lease dated December 2003 by and between the Multi-Employer Property Trust and Bioject Medical Technologies Inc.

10.5.2	Second Amendment to Lease dated November 18, 2008 by and between the NewTower Trust Multi-Employer Property Trust and Bioject Medical Technologies Inc.

10.5.3	Third Amendment to Lease dated March 25, 2009 by and between the NewTower Trust Multi-Employer Property Trust and Bioject Medical Technologies Inc.

10.6	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-Q for the quarter ended December 31, 1999. (1)

10.6.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-K for the year ended March 31, 2000.

10.7	Registration Rights Agreement dated November 15, 2004 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to our Form 8-K dated November 15, 2004.

10.8	Form of Series “BB” Warrant, dated November 15, 2004, issued to Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K dated November 15, 2004.

10.9	Loan and Security Agreement dated December 11, 2006 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.10	Warrant, dated December 11, 2006, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.11	Warrant, dated December 15, 2004, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.12	Series “DD” Common Stock Purchase Warrant, dated June 20, 2005, issued to the Maxim Group. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.

10.13	Series “EE-1” Common Stock Purchase Warrant, dated June 20, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.

10.14	Series “EE-2” Common Stock Purchase Warrant, dated July 26, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Exhibit 10.15 in the Form 10-K filed April 2, 2007.

10.15	Series “EE-3” Common Stock Purchase Warrant, dated August 21, 2006, issued to RCC Ventures, LLC. Incorporated by reference to Exhibit 10.16 in the Form 10-K filed April 2, 2007.

10.16	Agreement of Sale between Bioject Medical Technologies Inc. and Stickel Investments, LLC, dated January 31, 2006. Incorporated by reference to Form 8-K dated January 31, 2006 and filed February 2, 2006.

10.17	Note and Warrant Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers Listed on Schedule I thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.18	Form of Warrant related to Note and Warrant Purchase Agreement dated March 8, 2006. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.19	Securities Purchase Agreement dated March 8, 2006, by and among Bioject Medical Technologies Inc. and the Purchasers listed on Exhibit A thereto. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.20	Indemnity Agreement between Bioject Medical Technologies Inc. and Jerald S. Cobbs dated as of March 8, 2006. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

Exhibit No.	Description

10.21	2006 $1.25 Million Term Loan and Security Agreement dated March 29, 2006 between the Company, Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated March 29, 2006 and filed on April 3, 2006.

10.21.1	Waiver and Amendment to Loan and Security Agreement dated September 15, 2008, by and among Bioject Medical Technologies, Inc., Bioject, Inc., and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated and filed September 19, 2008.

10.22	2007 Term Loan and Security Agreement dated August 31, 2007 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated August 31, 2007 and filed September 7, 2007.

10.22.1	Warrant, dated August 31, 2007, issued to Partners For Growth, L.P. Incorporated by reference to Form 8-K dated August 31, 2007 and filed September 7, 2007.

10.23	Forbearance No. 1, Limited Waiver and Modification to Loan and Security Agreement dated November 19, 2007 between Bioject Medical Technologies Inc. and Partners For Growth II, L.P. Incorporated by reference to Exhibit 10.1 in the Form 8-K filed November 21, 2007.

10.24	Forbearance No. 2, Limited Waiver and Modification to Loan and Security Agreement dated November 19, 2007 between Bioject Medical Technologies Inc. and Partners For Growth II, L.P. Incorporated by reference to Form 8-K dated May 30, 2008 and filed June 5, 2008.

10.25	Convertible Note Purchase and Warrant Agreement dated November 19, 2007 between Bioject Medical Technologies Inc. and Edward Flynn. Incorporated by reference to Exhibit 10.2 in the Form 8-K filed November 21, 2007.

10.25.1	Form of Convertible Note Purchase and Warrant Agreement between Bioject Medical Technologies Inc. and each of Ralph Makar, David Tierney, Richard Stout and Christine Farrell. Incorporated by reference to Exhibit 10.3 in the Form 8-K filed November 21, 2007.

10.25.2	Form of Warrant issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.4 in the Form 8-K filed November 21, 2007.

10.25.3	Form of Convertible Promissory Note issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.5 in the Form 8-K filed November 21, 2007.

10.25.4	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Exhibit 10.6 in the Form 8-K filed November 21, 2007.

10.26	Form of Convertible Note Purchase and Warrant Agreement dated December 5, 2007 between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Exhibit 10.1 in the Form 8-K filed December 11, 2007.

10.26.1	Form of Warrant issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.2 in the Form 8-K filed December 11, 2007.

10.26.2	Form of Convertible Promissory Note issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Exhibit 10.3 in the Form 8-K filed December 11, 2007.

10.26.3	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Exhibit 10.5 in the Form 8-K filed November 21, 2007.

10.27	Series F Convertible Preferred Stock Purchase Agreement between Bioject Medical Technologies Inc. and Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell. Incorporated by reference to Exhibit 10.1 in the Form 8-K filed January 23, 2008.

10.27.1	Registration Rights Agreement dated January 22, 2008 between the Company, Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell. Incorporated by reference to Exhibit 10.2 in the Form 8-K filed January 23, 2008.

10.28*	Employment Agreement, dated October 1, 2007, between Bioject Medical Technologies Inc. and Ralph Makar. Incorporated by reference to Exhibit 10.29 to Form 10-K filed March 28, 2008.(1)

10.28.1*	Amendment to Executive Employment Agreement, dated November 13, 2007 between Bioject Medical Technologies Inc. and Ralph Makar. Incorporated by reference to Exhibit 10.29.1 to Form 10-K filed March 28, 2008.

10.29*	Rick Stout Employment Agreement. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2008. Incorporated by reference to Exhibit 10.30 to Form 10-K filed March 28, 2008.

10.29.1*	Amendment to Employment Agreement, dated December 31, 2008, between Bioject Medical Technologies Inc. and Dr. Richard Stout. Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2008 and filed January 5, 2009.

Exhibit No.	Description

10.30	Standard Form of Warrant. Incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2008.

14	Code of Ethics. Incorporated by reference to Form 10-K for the year ended December 31, 2003.

21	List of Subsidiaries. Incorporated by reference to Form 10-K for the year ended March 31, 1999.

23	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Certain portions of this exhibit have been omitted based on a request for confidential treatment; these portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009:

BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

By:	/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 31, 2009.

SIGNATURE	TITLE

/s/ RALPH MAKAR Ralph Makar	Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ CHRISTINE M. FARRELL Christine M. Farrell	Vice President of Finance (Principal Financial and Accounting Officer)

/s/ DAVID S. TIERNEY David S. Tierney	Chairman of the Board

/s/ JOSEPH F. BOHAN III Joseph F. Bohan III	Director

/s/ RANDAL D. CHASE Randal D. Chase	Director

/s/ JERALD S. COBBS Jerald S. Cobbs	Director

/s/ EDWARD L. FLYNN Edward L. Flynn	Director

/s/ BRIGID A. MAKES Brigid A. Makes	Director

/s/ JOHN RUEDY, M.D. John Ruedy, M.D.	Director