Form 10-K/A
period 2008-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2009-04-30
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A is being filed to include information required by Part III of Form 10-K that we intended to incorporate by reference from our proxy materials for our 2009 Annual Meeting of Shareholders to be filed within 120 days of year end. The date of the 2009 Annual Meeting of Shareholders has yet to be determined and, accordingly, we are filing such information under cover of this Form 10-K/A. Part III is hereby amended and restated in its entirety.

BIOJECT MEDICAL TECHNOLOGIES INC.

2008 FORM 10-K/A ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors

The following persons serve on our Board of Directors:

Name	Class	Age	Position	Year Elected Director	Current Term Expires
Joseph F. Bohan III	2	51	Director (b), (d)	2005	2009
Edward L. Flynn	2	74	Director (c), (d)	2007	2009
David S. Tierney, M.D.	2	46	Chairman (a), (b)	2007	2009
Brigid A. Makes	3	53	Director (a), (c), (d)	2006	2010
John Ruedy, M.D.	3	77	Director (a), (b), (d)	1987	2010
Randal D. Chase, Ph.D.	1	60	Director (a), (b), (c)	2005	2011
Jerald S. Cobbs	1	57	Director	2006	2011
Ralph Makar	1	48	Director and President and Chief Executive Officer	2007	2011

(a)	Member of Compensation Committee

(b)	Member of Corporate Governance and Nominating Committee

(c)	Member of Audit Committee

(d)	Member of Ad-Hoc Financing Committee

Directors whose terms expire in 2009

JOSEPH F. BOHAN III has served as a director since August 2005. In January 2006, Mr. Bohan founded a drug delivery company, SciDose LLC. From 2001 to January 2006, Mr. Bohan served as Vice President of Worldwide Business Development for Nektar Therapeutics (formerly Inhale Therapeutics), a maker of advanced drug delivery technologies. From 1999 to 2000, Mr. Bohan was Vice President of Business Development for Bradford Particle Design, a maker of drug delivery technology. Bradford Particle Design was sold to Nektar Therapeutics in 2001. From 1989 to 1998, Mr. Bohan served as President and CEO of Amherst Process Instruments, Inc., a distributor of scientific instruments.

EDWARD L. FLYNN has served as a director since November 2007. Mr. Flynn also served as a member of our Board from 1999 to 2004. Since 1972, Mr. Flynn has been owner and Chief Executive Officer of Flynn Meyer Company, a restaurant industry management company. From 1958 to 1972, Mr. Flynn was a securities broker with Merrill Lynch Pierce Fenner and Smith. He serves as a member of the board of directors and the Chief Financial Officer of Citri-Lite Co. Inc., a soft drink company. He also serves as a member of the board of directors of TGCI Industries (NASDAQ: TGE), a geophysical service company primarily conducting three-dimensional seismic surveys for companies engaged in oil and gas exploration. He is a director of Supreme Industries, a manufacturer of specialized vehicles and truck bodies, and Chase Packaging, a food packaging company. He also serves on the board of trustees of Fordham Preparatory School in New York City.

DAVID S. TIERNEY, M.D. has served as a director since June 2007 and as Chairman since February 2008. Since September 2008, Dr. Tierney has served as President and Chief Operating Officer for Oceana Therapeutics Inc., a specialty pharmaceutical company. From August 2000 to April 2007, Dr. Tierney served as the President, Chief Executive Officer and Director of Valera Pharmaceuticals, Inc., a specialty pharmaceutical company, until it was acquired by Indevus Pharmaceuticals, Inc. (NASDAQ: IDEV). From January 2000 to August 2000, Dr. Tierney served as President of Biovail Technologies, a division of Biovail Corporation, a Canadian drug delivery company, where he was responsible for all of

Biovail’s research and development, regulatory and clinical activities. From March 1997 to January 2000, Dr. Tierney was Senior Vice President of Drug Development at Roberts Pharmaceutical Corporation, where he was responsible for all research and development activities, and for drug development, medical affairs, worldwide regulatory affairs and chemical process development, as well as being part of the executive management team. From December 1989 to March 1997, Dr. Tierney was employed by Élan Corporation, a pharmaceutical company, in a variety of management positions. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine. Dr. Tierney is a director of NexMed, Inc (NASDAQ: NEXM) and Catalyst Pharmaceutical Partners (NASDAQ: CPRX).

Directors whose terms expire in 2010

BRIGID A. MAKES has served as a director since September 2006. Ms. Makes joined AGA Medical, a developer and manufacturer of medical devices for use in cardiovascular applications, in September 2006 as Senior Vice President and Chief Financial Officer to oversee all aspects of AGA’s finance and administrative operations. From 1999 to 2006, Ms. Makes served in various management positions at Nektar Therapeutics, a biopharmaceutical company that develops and enables differentiated therapeutics with its drug delivery technologies, expertise and manufacturing capabilities. Her roles at Nektar included serving as Vice President, R&D Operations; Vice President, Operations Management; and Vice President of Finance and Administration and Chief Financial Officer. Prior to Nektar Therapeutics, Ms. Makes served in several leadership roles at Oravax, Inc. (now Acambis, plc), Haemonetics Corporation, Lotus Development Corporation (now IBM) and General Electric Company. Ms. Makes received her Masters degree in business administration from Bentley College in Waltham, MA, and her Bachelors degree in finance and international business at McGill University in Montreal, Quebec.

JOHN RUEDY, MDCM, FRCPC, LLD (hon) DMED (hon) has served as a director since 1987. Dr. Ruedy, a physician specializing in internal medicine and clinical pharmacology, has served in a number of key academic positions including Chair of the Department of Pharmacology and Therapeutics, McGill University, Head of the Department of Medicine at St. Paul’s Hospital, Vancouver, a teaching hospital of the University of British Columbia, and, from 1992-1999, as Dean of the Faculty of Medicine, Dalhousie University. He served as Vice President, Academic Affairs, Capital District Health Authority, Halifax, Nova Scotia, the major clinical teaching facility of the Faculty of Medicine, Dalhousie University from 1999-2004. He has extensive experience in clinical trials of drugs and has served on a number of Canadian and international committees dealing with regulatory issues concerning new drugs and devices. He serves on a number of national committees responsible for reviewing health research grant applications. He acts internationally as a consultant in the areas of health care, research and education. He currently serves on the Board of Interhealth Canada, a for profit company providing a full range of health services in a number of countries.

Directors whose terms expire in 2011

RANDAL D. CHASE, Ph.D. has served as a director since April 2005. Since February 2007, Dr. Chase has served as President and Chief Executive Officer of ImmunoVaccine Technologies, a company commercializing a proprietary vaccine technology. From 2004 to February 2007, Dr. Chase served as Executive Chairman and Chief Executive Officer of Molecular Templates Inc., an oncology company. Prior to that, Dr. Chase served as the President - Global Mandate for Shire Biologics, a Division of Shire Pharmaceuticals PLC, a specialty pharmaceutical company, since May 2001. Prior to that, Dr. Chase served as Senior Vice-President of Biochem Pharma, a biopharmaceutical company from August 2000 to May 2001. Prior to that, Dr. Chase served as President and Chief Executive Officer for North American Vaccine, a developer of vaccines, from November 1998 to July 2000. Prior to that time, Dr. Chase served with various other pharmaceutical-related companies, including Pasteur Merieux Connaught, Quadra Logic Technologies, Inc., Glaxo Canada, Inc. and Bristol Meyers. Dr. Chase is currently Chairman of the Board of Directors of Medicago (Toronto Stock Exchange venture listing) and a Board member of BIOTECanada and was previously on the Board of Directors of Acambis (London Exchange).

JERALD S. COBBS has served as a director since March 2006 and as Chairman of the Board from October 2006 until February 2008. In March 2007, Mr. Cobbs was appointed as our Interim President and Chief Executive Officer. Mr. Cobbs was a Managing Director of LOF Partners, LLC, an investment management fund, from 2001 until March 2009. Mr. Cobbs has more than twenty five years experience in the health sciences and biotechnology industries. He presently serves on the board of directors of Cedarburg Pharmaceuticals. He is a board observer to Optiscan Biomedical Corporation and Functional Genetics, Inc. Mr. Cobbs previously served as the Assistant Director of Technology Development at the University of Texas – M.D. Anderson Cancer Center, in the Houston Medical Center. During his tenure at M.D. Anderson Cancer Center, he helped form two molecular therapy companies: Introgen Therapeutics (NASDAQ: INGN), a pioneer in gene-based therapies for a variety of cancers based in Austin, Texas and Rgene Therapeutics, which was sold to Targeted Genetics, Inc. (NASDAQ: TGEN). Mr. Cobbs was also Chairman and Chief Executive Officer of Quantitative Diagnostic Laboratories, a cancer diagnostic and image analysis company based in Chicago, IL. Mr. Cobbs received his M.B.A. from the University of Houston.

RALPH MAKAR was appointed as our President and Chief Executive Officer and named as director on October 1, 2007. From January 2006 until joining Bioject, Mr. Makar was engaged in a number of entrepreneurial ventures, which included consulting services with a focus on specialty pharmaceuticals and technology. These consulting activities included leading the business strategy and operations, including coordination of business development and fund raising efforts in the U.S., for a technology sector start-up company. During 2007, Mr. Makar became a co-founder and corporate officer in charge of sales and marketing for Mesa Therapeutics, an emerging specialty pharmaceutical company, where he retains an advisor role. Mr. Makar brings marketing and general management expertise, having worked with biotech, specialty and niche pharmaceutical brands. From 2003 to 2005, Mr. Makar served as Vice President and General Manager of the Therapeutics Business Unit at Berlex Labs (“Berlex”), the U.S. Division of Schering AG, which later became Bayer Health Care. From 2000 to 2003, he served as Vice President of Marketing for the Therapeutics Business Unit at Berlex. Before joining Berlex, Mr. Makar held a number of strategic and tactical marketing positions with increasing responsibility at Novartis (initially with Ciba-Geigy pre-merger) and Parke-Davis (Division of Warner-Lambert which post-acquisition became Pfizer), both pharmaceutical companies. Mr. Makar earned a B.S. in Pharmacy from Rutgers College of Pharmacy in Piscataway, New Jersey and an M.B.A. from Columbia Business School in New York, New York.

Audit Committee and Audit Committee Financial Expert

The Audit Committee meets with our independent registered public accounting firm to review the scope and findings of our annual audit and our accounting policies and procedures, which are then reported by the committee to our full Board. The Audit Committee met four times during 2008. The members of the Audit Committee during 2008 were as follows:

•	Dr. Chase;

•	Mr. Flynn; and

•	Ms. Makes (committee chair).

Our Audit Committee Charter is available on our website at www.bioject.com.

As required by the Sarbanes-Oxley Act of 2002, our Board of Directors has determined that one member of our Audit Committee, Ms. Brigid A. Makes, the Audit Committee Chair, is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC. Ms. Makes is also independent as prescribed by Nasdaq and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Exchange Act related to audit committee member independence. All members of the Audit Committee meet the standards of independence adopted by the United States Securities and Exchange Commission (the “SEC”) for membership on an audit committee.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. We filed a copy of our Code of Ethics as exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003. We also posted our Code of Business Conduct and Ethics on our website at www.bioject.com. Any amendments to or waivers of our Code of Business Conduct and Ethics will be posted on our website. In addition, we will report any waivers of our Code of Business Conduct and Ethics on a Current Report on Form 8-K.

Executive Officers

The following individuals were our executive officers as of April 30, 2009:

Name	Age	Position	Executive Officer Since
Ralph Makar	48	Director, President and Chief Executive Officer	2007
Christine M. Farrell	49	Vice President of Finance and Member Executive Committee	2006
Richard R. Stout, M.D.	56	Executive Vice President and Chief Medical Officer and Member Executive Committee	2007

Biographical Information

For biographical information on Mr. Makar, see “Board of Directors” above.

CHRISTINE M. FARRELL joined Bioject in February 1997 as Assistant Controller. Ms. Farrell was promoted to Corporate Controller in September 1999 and to Vice President of Administration and Corporate Controller in July 2004. Effective May 3, 2006, Ms. Farrell assumed the chief financial officer responsibilities and her title became Vice President of Finance. In March 2007, Ms. Farrell, along with Dr. Stout, became a member of the Executive Committee, which serves the role of our Chief Operating Officer. Prior to joining Bioject, Ms. Farrell held accounting and financial management positions with Spar-Tek Industries, a manufacturer of high quality and cutting edge technology for the plywood industry, and Action Machinery, a seller of new and used robotic machine tools and equipment. Ms. Farrell holds a B.A. degree in Accounting from the University of Washington and a Masters of Management from Willamette University.

RICHARD R. STOUT, M.D. joined Bioject in April 1994 as Director of Clinical and Regulatory Affairs. He was promoted to Vice President of Clinical Affairs in December 1994 and to Executive Vice President and Chief Medical Officer in March 2007. In March 2007, Dr. Stout, along with Ms. Farrell, became a member of the Executive Committee, which serves the role of our Chief Operating Officer. From 1992 to 1993 he was the Director of Clinical and Regulatory Affairs at EndoVascular Instruments, Inc., a developer of surgical devices and methods for endarterectomy and intraluminal graft placement. Dr. Stout acted as the Manager of Tachycardia Clinical Studies at Telectronics Pacing Systems, an international medical device company involved in manufacturing and distributing cardiac pacemakers and implantable defibrillators, from 1990 to 1992. From 1987 to 1989, Dr. Stout was Director of Medical Programs at Biotronic Inc., also a manufacturer and distributor of implantable cardiac pacemakers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and 10% shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% shareholders are required by SEC regulations to furnish us with all Section 16(a) reports they file. Based solely on our review of the copies of such reports we received and written representations from our officers, directors and 10% shareholders, we believe that all required reports were timely filed in 2008, except for the following:

•	Ralph Makar failed to timely file one Form 4 related to a stock grant;

•	Dr. Richard Stout failed to timely file one Form 4 related to the conversion of debt in preferred stock;

•	Christine M. Farrell failed to timely file one Form 4 related to the conversion of debt in preferred stock; and

•	Edward Flynn failed to timely file one Form 4 for an open market purchase of our common stock.

Item 11.	Executive Compensation

Director Compensation

We do not pay our directors cash compensation for services. Under the terms of our Restated 1992 Stock Incentive Plan, grants to non-employee directors are at the board’s discretion. For their 2008 service, the board of directors approved the following grants to non-employee directors for the period June 15, 2007 to June 5, 2008:

•	12,000 and 24,000 RSUs as a “retainer” for each director and for the Chairman, respectively;

•	4,000 and 8,000 RSUs for each Board meeting attended up to a total of four meetings for each director and for the Chairman, respectively;

•

2,000 and 4,000 RSUs for each Audit, Compensation and Corporate Governance and Nominating committee meeting attended up to a total of four meetings each for each director and for the Chairman of the Board, respectively;

•	2,000 RSUs for chairing the Compensation Committee or Corporate Governance and Nominating Committee; and

•	6,000 RSUs for chairing the Audit Committee.

The vesting of the RSUs is as to 50% at 6 months from the grant date and as to the remaining 50% at one year from the grant date.

Non-Employee Director Compensation for the Year Ended December 31, 2008

Name	Stock Awards ($)	Total ($)
Joseph F. Bohan III	$13,320	$13,320
Randal D. Chase, Ph.D.	14,060	14,060
Jerald S. Cobbs	13,320	13,320
Edward L. Flynn	13,320	13,320
Brigid A. Makes	15,540	15,540
John Ruedy, M.D.	14,060	14,060
David S. Tierney, M.D.	26,640	26,640

Awards Outstanding at December 31, 2008

Name	Unvested Stock Awards (#)	Options (#)
Joseph F. Bohan III	18,000	—
Randal D. Chase, Ph.D.	19,000	—
Jerald S. Cobbs	18,000	—
Edward L. Flynn	18,000	—
Brigid A. Makes	21,000	—
John Ruedy, M.D.	19,000	36,000
David S. Tierney, M.D.	36,000	—

Executive Officer Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to (i) our Principal Executive Officer (“PEO”); (ii) our Principal Financial Officer (“PFO”); and (iii) our one other executive officer, other than our PEO and PFO, who was serving as an executive officer at the end of the last completed fiscal year and whose total compensation was greater than $100,000 (herein referred to as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Ralph Makar(1)	2008	$300,000	$129,158	$—	$14,212	$443,370
President and Chief Executive Officer	2007	69,231	11,500	15,405	1,660	97,796
Richard R. Stout, M.D.	2008	205,262	104,538	—	4,178	313,978
Executive Vice President and Chief Medical Officer	2007	204,914	59,944	2,572	6,035	273,465
Christine M. Farrell	2008	152,559	104,538	—	4,067	261,164
Vice President of Finance and PFO	2007	126,974	59,440	3,276	4,875	194,565

(1)	Mr. Makar joined Bioject in October 2007 and, accordingly, his 2007 compensation information includes amounts earned from that time through December 31, 2007.

(2)	See Note 14 of Notes to Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2008 for the valuation assumptions and other information related to our stock and option awards during 2008.

(3)	All Other Compensation in 2008 included the following:

Name	Insurance	401(k) Match	Total
Ralph Makar	$8,572	$5,640	$14,212
Richard R. Stout, M.D.	—	4,178	4,178
Christine M. Farrell	—	4,067	4,067

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($ per Sh.)	Option Expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Ralph Makar	50,000	100,000	(1)	$1.38	10/01/17	66,667	(1)	$4,667	200,000	(3)	$14,000
	—	—		—	—	100,000	(2)	7,000	200,000	(4)	14,000
Richard R. Stout	20,625	—		2.08	12/19/09	—		—	—		—
	5,000	—		3.90	06/22/10	—		—	—		—
	7,500	—		2.70	12/18/10	—		—	—		—
	27,731	—		1.69	02/28/12	—		—	—		—
	—	—		—	—	834	(5)	58	—		—
	—	—		—	—	10,000	(6)	700	—		—
	—	—		—	—	7,000	(7)	490	—		—
	—	—		—	—	5,000	(8)	350	—		—
	—	—		—	—	25,000	(9)	1,750	—		—
	—	—		—	—	21,000	(10)	1,470	—		—
	—	—		—	—	75,000	(11)	5,250	—		—
	—	—		—	—	75,000	(12)	5,250	—		—
Christine M. Farrell	20,625	—		2.08	12/19/09	—		—	—		—
	2,500	—		3.90	06/22/10	—		—	—		—
	6,250	—		2.70	12/18/10	—		—	—		—
	35,321	—		1.69	02/28/12	—		—	—		—
	—	—		—	—	834	(5)	58	—		—
	—	—		—	—	10,000	(6)	700	—		—
	—	—		—	—	7,000	(7)	490	—		—
	—	—		—	—	5,000	(8)	350	—		—
	—	—		—	—	25,000	(9)	1,750	—		—
	—	—		—	—	21,000	(10)	1,470	—		—
	—	—		—	—	75,000	(11)	5,250	—		—
	—	—		—	—	75,000	(12)	5,250	—		—

(1)	This award vests as to 1/2 of the remaining shares on each of October 1, 2009 and 2010.

(2)	This award vests as to 1/2 of the remaining shares on each of December 31, 2009 and 2010.

(3)	This award will be granted based upon the achievement of certain milestones for the period of January 1, 2008 through December 31, 2008. As of the date of the filing of this report, no determination has been made as to whether the milestones were met. If granted, the award will vest as to 1/3 of the total shares on each of December 31, 2009, 2010 and 2011.

(4)	This award will be granted based upon the achievement of certain milestones for the period of January 1, 2009 through December 31, 2009. If granted, the award will vest as to 1/3 of the total shares on each of December 31, 2010, 2011 and 2012.

(5)	These shares vested on January 19, 2009.

(6)	These shares vest on December 31, 2009.

(7)	This award vests as to 1/2 of the remaining shares on each of December 31, 2009 and 2010.

(8)	These shares vest on December 7, 2009.

(9)	These shares vested on March 8, 2009.

(10)	This award vests as to 1/2 of the remaining shares on each of December 31, 2009 and 2010.

(11)	This award vests on January 31, 2009.

(12)	This award vests as to 1/3 of the total shares on each of December 31, 2009, 2010 and 2011.

Potential Payments Upon Termination or Change-In-Control

Ralph Makar

In October 2007, we entered into an employment agreement with Mr. Ralph Makar. If Mr. Makar’s employment is terminated without cause or he terminates his employment for good reason, as each is defined in the employment agreement, he is entitled to receive twelve months base salary and twelve months of COBRA premiums. In addition, all options and restricted stock units granted will fully vest and the options will be exercisable for two years (but not later than the original term of the option). Mr. Makar must execute a release of claims to receive these benefits. If there is a change-in-control, all of Mr. Makar’s stock options will fully vest and will be exercisable for three years (but not later than the original term of the option), all of his restricted stock units will vest, and he will be entitled to receive a bonus not to exceed a maximum of 650,000 shares of common stock, less the number of restricted stock units previously granted under the Agreement.

Assuming Mr. Makar was terminated effective December 31, 2008, cash benefits pursuant to this agreement would total $303,368, 100,000 options would vest and 566,667 shares of unvested or unearned restricted stock units would become earned and vested.

Christine M. Farrell

In January 1997, we entered into an employment agreement with Ms. Farrell. This agreement was amended in November 2004. Ms. Farrell is an “at will” employee and, accordingly, either party may terminate employment for any reason. If Ms. Farrell is terminated without cause, upon executing a general release of all claims, she will be entitled to up to 12 months of regular salary, 12 months of COBRA and all unvested stock options and unvested stock awards will become 100% vested.

Assuming Ms. Farrell was terminated effective December 31, 2008, benefits pursuant to this agreement would total $159,368 and 218,834 shares of unvested restricted stock would vest.

Richard R. Stout, M.D.

In November 2004, we entered into an employment agreement with Dr. Stout. Dr. Stout is an “at will” employee and, accordingly, either party may terminate the employment for any reason. If Dr. Stout’s employment is terminated by him or by us for any reason, other than cause, as defined in the agreement, then, upon executing a general release of all claims, he will be entitled to up to 12 months of regular salary, 12 months of COBRA and all unvested stock options and unvested stock awards will become 100% vested.

Assuming Dr. Stout was terminated effective December 31, 2008, benefits pursuant to this agreement would total $216,637 and 218,834 shares of unvested restricted stock would vest.

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

Security Ownership of Certain Beneficial Owners and Management

As of April 30, 2009 a total of 16,915,843 shares of our common stock were issued and outstanding. The following tables set forth certain information concerning the beneficial ownership of our common stock at April 30, 2009, by: (i) each person known by us to own beneficially more than 5% of our outstanding capital stock; (ii) each of the directors and named executive officers; and (iii) all current directors and executive officers as a group. Unless otherwise indicated, the address for such person is 20245 SW 95th Avenue, Tualatin, Oregon 97062.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2)	Percentage Beneficially Owned
Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund II (Institutional), L.P. and affiliates (3)	7,571,522	30.9%
126 East 56th Street, 24th Floor
New York, New York 10022
Edward L. Flynn (4)	2,407,228	13.6%
75-11 Myrtle Avenue
Glendale, New York 11385
Ralph Makar (5)	479,308	2.8%
Richard Stout, M.D. (6)	419,852	2.5%
Christine M. Farrell (7)	328,474	1.9%
Jerald S. Cobbs (3)	211,377	1.3%
David S. Tierney, M.D. (8)	157,107	*
John Ruedy, M.D. (9)	142,010	*
Randal D. Chase, Ph.D.	92,500	*
Brigid A. Makes	68,000	*
Joseph F. Bohan III	67,000	*
All Current Directors and Executive Officers as a Group (10 persons) (10)	4,372,856	24.0%

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 30, 2009 or shares of unvested restricted stock units that vest within 60 days of April 30, 2009 are deemed outstanding for computing the percentage ownership of the person holding the options, warrants or unvested stock but are not deemed outstanding for computing the percentage of ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes options currently exercisable or exercisable within 60 days after April 30, 2009 for shares of our common stock, unvested restricted stock units that vests within 60 days after April 30, 2009 and shares of our common stock held in 401(k) accounts as follows:

Name	Shares Subject to Options	Shares Subject to Restricted Stock Units	Shares held in 401(k)
Edward L. Flynn	—	18,000	—
Richard Stout, M.D.	60,856	—	62,832
Jerald S. Cobbs	—	18,000	—
Christine M. Farrell	64,696	—	55,512
John Ruedy, M.D.	36,000	19,000	—
David S. Tierney, M.D.	—	36,000	—
Ralph Makar	50,000	—	54,500
Randal D. Chase, Ph.D.	—	19,000	—
Joseph F. Bohan III	—	18,000	—
Brigid A. Makes	—	21,000	—
All Current Directors and Executive Officers as a Group	211,552	149,000	172,844

(3)	Includes the following:

•	2,086,957 shares of our Series D preferred stock convertible into 2,086,957 shares of our common stock;

•	3,858,908 shares of our Series E preferred stock convertible into 3,858,908 shares of our common stock (including accrued payment-in-kind dividends);

•	warrants exercisable for 736,934 shares of our common stock; and

•	a $600,000 convertible note plus accrued interest that is convertible into 888,723 shares of our common stock.

Mr. Cobbs, while a Managing Director of Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), disclaimed beneficial ownership of all shares held by Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund II (Institutional), L.P. and affiliates.

(4)	Includes the following:

•	6,760 shares of Series F preferred stock convertible into 724,401 shares of our common stock (including accrued payment-in-kind dividends);

•	warrants exercisable for 66,667 shares of our common stock;

•	50,644 shares held in various retirement accounts; and

•	27,990 shares held by Mr. Flynn’s wife.

(5)	Includes warrants exercisable for 6,667 shares of our common stock and 676 shares of Series F preferred stock convertible into 72,440 shares of our common stock (including accrued payment-in-kind dividends).

(6)	In addition to the items included in Note 2 above, this amount includes warrants exercisable for 1,000 shares of our common stock and 101 shares of Series F preferred stock convertible into 10,823 shares of our common stock (including accrued payment-in-kind dividends).

(7)	In addition to the items included in Note 2 above, this amount includes warrants exercisable for 1,000 shares of our common stock and 101 shares of Series F preferred stock convertible into 10,823 shares of our common stock (including accrued payment-in-kind dividends).

(8)	Includes warrants exercisable for 6,667 shares of our common stock and 676 shares of Series F preferred stock convertible into 72,440 shares of our common stock (including accrued payment-in-kind dividends).

(9)	In addition to the item included in Note 2 above, this amount includes 1,200 shares held by Dr. Ruedy’s children.

(10)	In addition to the items included in Note 2 above, this amount includes the following:

•	8,314 shares of Series F preferred stock convertible into 890,927 shares of our common stock (including accrued payment-in-kind dividends);

•	warrants exercisable for 82,001 shares of our common stock;

•	50,644 shares held in various retirement accounts by Mr. Flynn;

•	27,990 shares held by Mr. Flynn’s wife; and

•	1,200 shares held by Dr. Ruedy’s children.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

The OTC Bulletin Board does not define “independent director.” The Board of Directors used Nasdaq Stock Market Marketplace Rules, which rules are not available on our website, for purposes of determining which of our director nominees and continuing directors are “independent directors.” The Board of Directors has determined that each of the director nominees and continuing directors, except Messrs. Jerald S. Cobbs and Ralph Makar, is an “independent director” under Nasdaq Stock Market Marketplace Rule 4200(a)(15). The Board of Directors has also determined that each member of the four committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by Nasdaq and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Exchange Act related to audit committee member independence. In addition, there are no family relationships between any of our directors or executive officers.

Certain Relationships and Related Transactions

The Board of Directors reviews each transaction with a related party and, after disclosure of the interests of the related party in the transaction, determines whether to approve or ratify such transaction.

Life Science Opportunities Fund II, L.P.

From 2001 to March 2009 Mr. Cobbs was the Managing Director of Signet Healthcare Partners (formerly Sanders Morris Harris) (“Signet”) and, in March 2006, became a Director effective upon the closing of the convertible debt financing with Life Sciences Opportunities Fund II (Institutional), L.P. (“LOF”) and several of its affiliates. LOF and several of its affiliates are affiliates of Signet. As of April 30, 2009, LOF and several of its affiliates held 3,858,908 shares of our Series E Preferred Stock, including accrued payment-in-kind dividends. The 3,858,908 shares of our Series E Preferred Stock held by LOF and several of its affiliates are convertible into 3,858,908 shares of our common stock. The Series E Preferred Stock included an 8% annual payment-in-kind dividend for 24 months, which expired in the second quarter of 2008.

LOF also own 2,086,957 shares of our Series D Preferred Stock. The 2,086,957 shares of our Series D Preferred Stock held by LOF and several of its affiliates are convertible into 2,086,957 shares of our common stock.

In addition, LOF and one of its affiliates hold convertible notes due July 15, 2009 in the aggregate principal amount of $600,000. The convertible notes, along with accrued interest of approximately $67,000 at April 30, 2009, was convertible into 888,723 shares of our common stock.

In connection with the preferred stock and note issuances, LOF and several of its affiliates have warrants outstanding to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share and 80,000 shares of our common stock at $0.75 per share. The warrants expire in September 2010 and December 2011, respectively.

$615,000 Convertible Notes and Series F Preferred Stock

On November 19, 2007, we entered into Convertible Note Purchase and Warrant Agreements (the “Agreements”) pursuant to which we issued convertible promissory notes (the “Notes”) and warrants to purchase common stock (the “Warrants”). Pursuant to the Agreements, we sold a Note in the principal amount of $500,000 to Mr. Flynn and sold an aggregate of $115,000 principal amount of Notes to Mr.

Makar, Mr. Tierney, Mr. Stout, and Ms. Farrell (collectively with Mr. Flynn, the “Purchasers”). The Notes bore interest at the rate of 8% per annum. The Notes and accrued interest were converted into an aggregate of 8,314 Series F Preferred Stock on January 22, 2008.

The Warrants are exercisable for an aggregate of 82,000 shares of our common stock at an exercise price of $0.75 per share. Each Warrant is immediately exercisable and expires four years from the date of issuance.

Item 14.	Principal Accountant Fees and Services

Principal Auditor Fees and Services

Fees paid or accrued by us for audit and other services provided by Moss Adams LLP were as follows:

	2008	% Pre-approved by Audit Committee	2007	% Pre-approved by Audit Committee
Audit Fees	$145,000	100%	$168,000	100%
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

	$145,000		$168,000

Pre-Approval Policies and Procedures

All proposed engagements for services to be provided by our independent registered public accounting firm will first be considered by the Principal Financial and Accounting Officer. If the proposed services are specifically covered by a general pre-approval by the Audit Committee, we may engage the independent registered public accounting firm to provide such services. In such case, the Audit Committee will be informed on a timely basis of any such services rendered by the independent registered public accounting firm. If the proposed services are not covered by a general pre-approval of the Audit Committee, the engagement of the independent registered public accounting firm to provide such services shall require specific pre-approval by the Audit Committee.

Any proposed engagement to provide services that requires specific approval by the Audit Committee will be submitted to the Audit Committee for its consideration (or to a member of the Audit Committee to whom the authority to pre-approve services of our independent registered public accounting firm has been delegated by the Audit Committee). Such submission shall be reasonably detailed with regard to the scope of proposed services, proposed fees and other proposed terms and conditions of the engagement. In determining whether to specifically approve any such proposed engagement, the Audit Committee (or the Audit Committee’s delegate) will consider whether the provision of such services is consistent with the SEC’s rules on auditor independence. If the Audit Committee specifically approves such proposed engagement, we may engage the independent registered public accounting firm to provide such services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2009	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)