Form 10-Q
period 2009-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2009-05-13
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	16,915,843
(Class)	(Outstanding at May 11, 2009)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$993,651	$1,351,892
Accounts receivable, net of allowance for doubtful accounts of $5,133 and $5,133	1,471,418	477,329
Inventories	888,065	1,007,423
Other current assets	56,069	74,675

Total current assets	3,409,203	2,911,319
Property and equipment, net of accumulated depreciation of $6,939,149 and $6,787,613	1,472,396	1,608,761
Other assets, net	1,277,254	1,276,521

Total assets	$6,158,853	$5,796,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$547,047	$688,782
Current portion of long-term debt	662,597	650,761
Accounts payable	990,928	673,023
Accrued payroll	169,574	161,622
Derivative liabilities	24,199	22,778
Other accrued liabilities	726,770	518,412
Deferred revenue	489,776	489,993

Total current liabilities	3,610,891	3,205,371
Long-term liabilities:
Deferred revenue	1,385,783	1,348,417
Other long-term liabilities	346,449	309,996
Commitments
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at March 31, 2009 and December 31, 2008, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at March 31, 2009 and December 31, 2008, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at March 31, 2009 and December 31, 2008, liquidation preference of $75 per share	682,605	670,134
Common stock, no par value, 100,000,000 shares authorized; 16,915,843 shares and 16,436,420 shares issued and outstanding at March 31, 2009 and December 31, 2008	114,069,677	113,962,525
Accumulated deficit	(121,293,786)	(121,057,076)

Total shareholders’ equity	815,730	932,817

Total liabilities and shareholders’ equity	$6,158,853	$5,796,601

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenue:
Net sales of products	$1,857,546	$1,681,151
Licensing and technology fees	127,690	131,638

	1,985,236	1,812,789
Operating expenses:
Manufacturing	1,143,131	1,187,640
Research and development	436,874	593,531
Selling, general and administrative	581,035	733,320

Total operating expenses	2,161,040	2,514,491

Operating loss	(175,804)	(701,702)
Interest income	3,104	17,496
Interest expense	(50,118)	(192,897)
Change in fair value of derivative liabilities	(1,421)	224,088

	(48,435)	48,687

Net loss	(224,239)	(653,015)
Preferred stock dividends	(12,471)	(110,768)

Net loss allocable to common shareholders	$(236,710)	$(763,783)

Basic and diluted net loss per common share allocable to common shareholders	$(0.01)	$(0.05)

Shares used in per share calculations	16,613,432	15,484,400

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(224,239)	$(653,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	85,590	198,604
Stock contributed to 401(k) plan	21,562	17,051
Contributed capital for services	—	19,350
Depreciation and amortization	164,265	221,555
Other non-cash interest expense	39,069	156,924
Change in fair value of derivative instruments	1,421	(224,088)
Change in deferred revenue	37,149	(58,386)
Change in deferred rent	40,282	289
Changes in operating assets and liabilities:
Accounts receivable, net	(994,089)	(301,165)
Inventories	119,358	(347,071)
Other current assets	14,638	6,993
Accounts payable	317,905	218,164
Accrued payroll	7,952	39,012
Accrued severance and related liabilities and other accrued liabilities	208,358	(4,740)

Net cash used in operating activities	(160,779)	(710,523)
Cash flows from investing activities:
Purchase of marketable securities	—	(650,000)
Maturity of marketable securities	—	640,942
Capital expenditures	—	(10,090)
Other assets	(28,633)	(47,451)

Net cash used in investing activities	(28,633)	(66,599)
Cash flows from financing activities:
Principal payments made on short and long-term debt	(165,000)	(208,333)
Payments made on capital lease obligations	(3,829)	(11,562)

Net cash used in financing activities	(168,829)	(219,895)

Decrease in cash and cash equivalents	(358,241)	(997,017)
Cash and cash equivalents:
Beginning of period	1,351,892	1,722,705

End of period	$993,651	$725,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,767	$35,972
Supplemental disclosure of non-cash information:
Preferred stock dividend to be settled in Series E or Series F preferred stock	$12,471	$110,768
Issuance of Series F preferred stock in exchange for note payable and accrued interest	—	623,550

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three month periods ended March 31, 2009 and 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from Bioject Medical Technologies Inc.’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2009, we had an accumulated deficit of $121.3 million with total shareholders’ equity of $0.8 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At March 31, 2009, cash and cash equivalents were $1.0 million and we had a working capital deficit of $0.2 million.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, if we do not enter into an adequate number of licensing, development and supply agreements with up-front payments, we expect that we will need to do one or more of the following to raise additional resources:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

In September 2008, we entered into an agreement with Ferghana Partners, a global investment banking firm, to assist us as we pursue various strategic alternatives, such as a merger or sale of the company, strategic partnering or fund raising. Ferghana Partners is a leading, global specialist investment banking group focused on healthcare, with significant expertise in identifying and implementing corporate partnering, fund raising, divestitures, acquisitions and other strategic activities. To date, Ferghana has contacted organizations in an effort to pursue these various strategic alternatives, which, in some cases has led to an initiation of discussions between Bioject management and third parties. The process is ongoing and could result in a potential strategic arrangement in the future. There is no guarantee that this or any other process will result in resources or other alternatives being available to us on terms acceptable to us, or at all, or that resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. The current economic downturn and uncertainties in the capital markets may result in it being more difficult for us to obtain resources or engage in other strategic alternatives. Failure to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate. These actions would have a material adverse effect on us and the value of our common stock.

In April 2009, the holders of our $0.6 million of convertible notes agreed to extend the maturity dates of the notes to July 15, 2009 from May 15, 2009. However, despite this extension, we may still be forced to cease operations in the third or fourth quarter of 2009. Accordingly, we continue to explore with our debt holders options that would permit us to extend or defer additional debt payments until some time in the future. Some of the actions undertaken in order to improve our chances of continuing operations include the following:

•	initiated an across the board 10% temporary salary reduction for all non-executive employees on February 1, 2009;

•	executive management voluntarily took a 20% temporary base salary reduction on the same date;

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

•	conducted an assessment of manufacturing costs to identify opportunities to improve gross margins;

•	engaged in various potential new strategic partnership discussions with sources identified by company contacts and Ferghana Partners; and

•	pursued various additional opportunities to lower expenses in the short term, such as the extension of our rent deferral agreement with our landlord through April 2009.

While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $608,000 and $612,000 at March 31, 2009 and December 31, 2008, respectively, consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials and components	$660,050	$729,850
Work in process	62,585	38,760
Finished goods	165,430	238,813

	$888,065	$1,007,423

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted net loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2009	2008
Stock options, restricted stock units and warrants	3,023,641	4,741,664
Convertible preferred stock	6,226,749	6,226,749
Series E Payment-in-kind dividends	550,516	526,167
Series F Payment-in-kind dividends	62,112	12,391
$1.25 million convertible debt	716,667	1,388,889
$600,000 convertible debt	800,000	800,000
Accrued interest on $600,000 convertible debt	83,463	25,600

Total	11,463,148	13,721,460

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended March 31,
	2009	2008
Serono	42%	38%
Merial	30%	40%
Ferring	11%	7%

At March 31, 2009, accounts receivable from Merial, Ferring and Serono represented 53%, 12% and 10%, respectively, of the accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of March 31, 2009.

Note 5. Fair Value Measurements

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our non-financial assets and liabilities, which did not have any effect on our financial position, results of operations or cash flows.

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

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. Following are the disclosures related to our financial assets and (liabilities) as of March 31, 2009 pursuant to SFAS No. 157 (in thousands):

	March 31, 2009
	Fair Value	Input Level
Warrants issued in connection with $1.5 million bridge loan	$(11,630)	Level 3
$1.25 million convertible debt conversion feature	$(12,570)	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature
Black- Scholes Assumptions
Risk-free interest rate	1.67%	1.67%
Expected dividend yield	0.00%	0.00%
Contractual term (years)	1.43 years	0.91 years
Expected volatility	187.27%	217.95%
Certain Other Information
Fair value at December 31, 2008	$(8,926)	$(13,852)
Fair value at March 31, 2009	(11,630)	(12,570)
Change in fair value	(2,703)	1,282

Note 6. Other Current Liabilities

Included in other current liabilities was $601,000 and $417,000 at March 31, 2009 and December 31, 2008, respectively, related to prepaid inventory for Serono.

Note 7. Rent Deferral

On March 25, 2009, we entered into a third amendment to our lease agreement with our landlord pursuant to which we deferred $12,000 of rent for each of February, March and April 2009. The deferrals, plus accrued interest at 9% per annum, are due within 60 days upon the earlier to occur of (i) a sale of all or substantially all of the assets of Bioject; (ii) the raising of capital or equity of $3.0 million or more; (iii) the entering into of a strategic partnership with up-front payments over $300,000; or (iv) a default under the lease. If none of these events have occurred by December 31, 2010, the deferred amounts will become due in 12 equal monthly installments beginning January 1, 2011.

Note 8. New Accounting Pronouncements

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP only pertains to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

FSP No. APB 14-1

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. Since we do not have any convertible debt that falls under the guidance of this FSP, the adoption of this FSP on January 1, 2009 did not have any effect on our financial position or results of operations.

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

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. The adoption of SFAS No. 161 on January 1, 2009 did not have any effect on our financial position or results of operations since we do not have any derivative instruments that fall under the guidance of SFAS No. 161.

Note 9. Subsequent Event

On April 6, 2009, we entered into Convertible Subordinated Promissory Note Extension Agreements (each, an “Extension”) with each of Life Sciences Opportunities Fund II (Institutional), L.P. and Life Sciences Opportunities Fund II, L.P. relating to two Convertible Subordinated Promissory Notes, dated as of December 5, 2007, in the aggregate principal amount of $600,000 (the “Notes”). The Extensions extend the maturity dates of the Notes from May 15, 2009 to July 15, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, the risk that we may default on our outstanding debt obligations, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. We have been focusing our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies, as well as numerous research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities both domestically and overseas as we expand our current product line. However, historically, finalizing agreements has been a long process and, given the current difficult global economic conditions, we believe that process will take even longer.

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

We began a strategic realignment of our company during 2006 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, in March 2006 and 2007, we reduced the size of our workforce. In addition, on January 16, 2008, we eliminated an additional 13 positions, incurring approximately $0.1 million of severance and related costs in the first quarter of 2008. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. In addition, in January 2009, we extended our supply agreement with Ferring Pharmaceuticals to deliver the vial adapter for Ferring’s proprietary products. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

In 2007, we completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities, including opportunities to secure injectable indications allowing us to partner with a pharmaceutical or biotech company or create our own drug+device combinations for the market. Although we have suspended implementation of our drug+device strategy to conserve cash, we are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. We continue to initiate discussions with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and other markets.

During the first quarter of 2009, significant focus was spent on advancing our next generation spring-powered device technology with auto-disable syringes. This focus resulted in our successfully meeting a significant milestone of delivering working prototypes for a new companion animal device and in gaining FDA 510(k) clearance for our new ZetaJetTM device, which provides unique competitive differentiation for a wide range of human injectables.

We do not expect to report net income in 2009.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of March 31, 2009 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2009	2010 and 2011	2012 and 2013	2014 and beyond
December 2007 $600,000 LOF convertible note	$600,000	$600,000	$—	$—	$—
$1.25 million PFG term loan(1)	645,000	495,000	150,000	—	—
Interest on all debt facilities	25,616	22,801	2,815	—	—
Operating leases	2,285,634	292,819	805,459	829,364	357,992
Capital leases	45,472	21,664	23,808	—	—
Purchase order commitments(2)	724,631	724,631	—	—	—

	$4,326,353	$2,156,915	$982,082	$829,364	$357,992

(1)	The entire accreted value of $547,047 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of March 31, 2009 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity. The unpaid principal amount of the $1.25 million term loan was $645,000 at March 31, 2009.

(2)	Purchase order commitments relate to future raw material inventory purchases, research and development projects and other operating expenses.

OUTSTANDING DEBT

$1.25 Million Convertible Loan

We have outstanding a term loan agreement with PFG for convertible debt financing (the “Debt Financing”). At March 31, 2009, $645,000 was outstanding under this loan. This loan matures in March 2010, with principal payments of $55,000 due per month, payable at PFG’s option. If PFG elects to forgo any of the principal payments, which it has not done to date, the latest this loan will be due is March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the Prime Rate plus 3% per annum and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion of the remaining outstanding principal balance that was prepaid at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at March 31, 2009, this debt was recorded on our balance sheet at $547,000 and is being accreted on the effective interest method to its face value of $645,000 over the 18-month contractual term of the debt.

$600,000 Convertible Notes

On December 5, 2007, we entered into Convertible Note Purchase and Warrant Agreements with each of Life Science Opportunities Fund II, L.P. (“LOF II”) and Life Sciences Opportunities Fund II (Institutional) L.P. (“LOF Institutional” and, together with LOF II, the “Purchasers”) pursuant to which we issued Convertible Promissory Notes and warrants to purchase our common stock. Pursuant to the agreements, we sold a note in the principal amount of $91,104 to LOF II and a note in the principal amount of $508,896 to LOF Institutional. The notes bear interest at the rate of 8% per annum with all principal and interest due July 15, 2009 and may not be prepaid without the written consent of the purchaser holding a given note. The notes are convertible at any time by the purchasers into our common stock at the rate of $0.75 per share. The notes will be automatically converted upon a qualified financing, as defined in the purchase agreement, at a price equal to the financing price.

The warrants are exercisable for an aggregate of 80,000 shares of our common stock at an exercise price of $0.75 per share. Each warrant is immediately exercisable and expires four years from the date of issuance.

RESULTS OF OPERATIONS

The consolidated financial data for the three-month periods ended March 31, 2009 and 2008 are presented in the following table:

Three Months Ended March 31,	2009	2008
Revenue:
Net sales of products	$1,857,546	$1,681,151
License and technology fees	127,690	131,638

	1,985,236	1,812,789
Operating expenses:
Manufacturing	1,143,131	1,187,640
Research and development	436,874	593,531
Selling, general and administrative	581,035	733,320

Total operating expenses	2,161,040	2,514,491

Operating loss	(175,804)	(701,702)
Interest income	3,104	17,496
Interest expense	(50,118)	(192,897)
Change in fair value of derivative liabilities	(1,421)	224,088

Net loss	(224,239)	(653,015)
Preferred stock dividends	(12,471)	(110,768)

Net loss allocable to common shareholders	$(236,710)	$(763,783)

Basic and diluted net loss per common share allocable to common shareholders	$(0.01)	$(0.05)

Shares used in per share calculations	16,613,432	15,484,400

Revenue

Product sales increased $176,000, or 10.5%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the following:

•	an increase in sales to Serono from $642,000 to $785,000, or 22%, in the first quarter of 2009 compared to the first quarter of 2008 due to the timing of orders from Serono;

•	an increase in sales to Ferring from $111,000 to $208,000, or 87%, in the first quarter of 2009 compared to the first quarter of 2008; and

•	an increase in sales to the military from $56,000 to $195,000, or 248%, in the first quarter of 2009 compared to the first quarter of 2008.

These factors were partially offset by:

•	a decrease in sales to Merial from $666,000 in the first quarter of 2008 to $557,000 in the first quarter of 2009, or 16%, due to the timing of orders; and

•	a decrease in B2000 sales to BioScrip and Roche/Trimeris from $46,000 in the first quarter of 2008 to $7,000 in the first quarter of 2009, or an 85% decrease.

We currently have significant supply agreements or commitments with Serono, Merial and Ferring Pharmaceuticals Inc.

License and technology fees were relatively flat in the first quarter of 2009 compared to the first quarter of 2008. The first quarter of 2009 included $42,000 from Serono, $64,000 from Merial and $13,000 from Vical.

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial, the Centers for Disease Control and Prevention and Vical.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Manufacturing expense decreased $45,000, or 3.7%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to product mix and lower indirect overhead.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies or incurred in the research and development of new products and modifications to existing products.

Research and development expense decreased $157,000, or 26%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to the timing of expenses related to on-going projects and the implementation of salary reductions in February 2009. In addition, the first quarter of 2008 included $92,000 of restructuring expenses compared to none in the first quarter of 2009.

Current significant projects include the next generation spring-powered device with an auto disable feature.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

Selling, general and administrative expense decreased $152,000, or 21%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to salary reductions implemented in February 2009 and lower legal and corporate communications expenses.

Restructuring

Restructuring and severance charges were included as a component of operating expenses as follows:

	Three Months Ended March 31,
	2009	2008
Manufacturing	$—	$12,330
Research and development	—	92,135
Selling, general and administrative	—	764

Total	$—	$105,229

Our accrued liability for past restructuring activities totaled $0 at both March 31, 2009 and December 31, 2008.

Interest Expense

Interest expense included the following:

	Three Months Ended March 31,
	2009	2008
Contractual interest expense	$9,767	$35,972
Amortization of debt issuance costs	17,086	94,757
Accretion of $1.25 million convertible debt	23,265	62,168

	$50,118	$192,897

Change in Fair Value of Derivative Liabilities

Our derivative liabilities are recorded at fair value and are marked to market each period. The fair value of these instruments is determined using the Black-Scholes valuation model.

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

Total cash, cash equivalents and short-term marketable securities at March 31, 2009 were $1.0 million compared to $1.4 million at December 31, 2008. We had a working capital deficit of $0.2 million at March 31, 2009 compared to $0.3 million at December 31, 2008. Going forward, we anticipate debt retirement costs to be approximately $165,000 per quarter in 2009 for our $645,000 convertible loan, and, unless converted into common stock or deferred, our outstanding $600,000 convertible debt plus accrued interest will be due in July 2009. Given our current cash and cash equivalents, our debt repayment obligations and our current rate of cash usage, if no new licensing, development or supply agreements with up-front payments are entered into or we do not raise debt or equity financing or restructure our existing debt obligations, we anticipate that we will be unable to continue operations beyond the third or fourth quarter of 2009. We are addressing this issue by engaging the services of Ferghana Partners to assist us as we pursue various strategic alternatives, as well as working with a debt broker in pursuing additional debt financing options.

The overall decrease in cash, cash equivalents and short-term marketable securities during the first quarter of 2009 resulted from $29,000 used for other investing activities, primarily patent applications, $169,000 used for principal payments on short and long-term debt and capital leases and $161,000 used in operations, as discussed in more detail below.

Net accounts receivable increased $1.0 million to $1.5 million at March 31, 2009 compared to $0.5 million at December 31, 2008. Receivables from three different customers accounted for a total of 75% of our accounts receivable balance at March 31, 2009, with individual accounts totaling 53%, 12%, 10%, respectively. Of the accounts receivable due at March 31, 2009, $1.5 million was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.1 million to $0.9 million at March 31, 2009 compared to $1.0 million at December 31, 2008, primarily due to the timing of orders.

We did not have any capital expenditures in the first quarter of 2009. We anticipate spending up to a total of $50,000 in 2009 for production molds for current research and development projects.

Accounts payable increased $0.3 million to $1.0 million at March 31, 2009 compared to $0.7 million at December 31, 2008 primarily due to payments owed vendors.

Derivative liabilities of $24,000 at March 31, 2009 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a component of earnings.

Deferred revenue totaled $1.9 million at March 31, 2009 compared to $1.8 million at December 31, 2008. The balance at March 31, 2009 included $1.7 million received from Merial, $175,000 received from Serono and $4,000 received from Vical.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 8 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

We will need additional funding to support our operations during the third quarter of 2009; sufficient funding may not be available to us and, if available, may be subject to conditions, and the unavailability of funding could adversely affect our business and cause us to cease operations. At March 31, 2009, cash and cash equivalents were $1.0 million and we had a working capital deficit of $0.2 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, if we do not enter into an adequate number of licensing, development and supply agreements with up-front payments, we expect that we will need to do one or more of the following to raise additional resources:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

In September 2008, we entered into an agreement with Ferghana Partners, a global investment banking firm, to assist us as we pursue various strategic alternatives, such as a merger or sale, strategic partnering or fund raising. Ferghana Partners is a leading, global investment banking group focused on Healthcare, with significant expertise in identifying and implementing corporate partnering, fund raising, divestitures, acquisitions and other strategic activities. To date, Ferghana has contacted organizations in an effort to pursue these various strategic alternatives, which, in some cases has led to an initiation of discussions between Bioject management and third parties. The process is ongoing and could result in a potential strategic arrangement in the future. There is no guarantee that this or any other process will result in resources or other alternatives being available to us on terms acceptable to us, or at all, or that resources will be received in a timely manner, if at all, or that we will be able to reduce our expenditure run-rate without materially and adversely affecting our business. The current economic downturn and uncertainties in the capital markets may result in it being more difficult for us to obtain resources or engage in other strategic alternatives. Failure to secure additional resources may result in our defaulting on our debt, resulting in our lender foreclosing on our assets, or may cause us to cease operations, seek bankruptcy protection, turn our assets over to our lender or liquidate. These actions would have a material adverse effect on us and the value of our common stock.

Due to the potential risk of having to cease operations during the second quarter of 2009, management undertook measures in an attempt to address our liquidity problem and, in April 2009, the holders of our $0.6 million of convertible notes agreed to extend the maturity dates of the notes to July 15, 2009 from May 15, 2009. There is still a risk of us having to cease operations during the third or fourth quarter of 2009 and, accordingly, we continue to explore with our debt holders options that would permit us to extend or defer further our existing debt payments until some time in the future. Some of the actions undertaken in order to improve our chances of continuing operations include the following:

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

•	conducted an assessment of manufacturing costs to identify opportunities to improve gross margins;

•	engaged in various potential new strategic partnership discussions with sources identified by company contacts and Ferghana Partners; and

•	pursued various additional opportunities to lower expenses in the short term, such as the extension of our rent deferral agreement with our landlord through April 2009.

While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful.

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

Only one of the PFG Loans remains outstanding. If we are unable to make the payments under the remaining PFG loan, or fail to comply with the financial covenants in the remaining loan, PFG could declare an event of default, accelerate the loan and foreclose on our assets, which would have a material adverse effect on our business.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At March 31, 2009, we had an accumulated deficit of $121.3 million and a net working capital deficit of $0.2 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 31, 2009 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. In the future, we are likely to require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of the preferred stock will be entitled to receive approximately $8.4 million, as of March 31, 2009, prior to any payments to the holders of common stock. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $8.4 million, at March 31, 2009, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We may be unable to enter into additional strategic corporate licensing and distribution agreements or maintain existing agreements, which could cause our business to suffer. A key component of our sales and marketing strategy is to enter into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products our technology provides either increased medical effectiveness or a higher degree of market acceptance. Historically, these agreements have taken a long time to finalize, and the current economic environment may extend that period even further. If we cannot enter into these agreements on terms favorable to us or at all, our business may suffer.

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

Our drug+device strategy is new and is subject to a number of risks and uncertainties and, as a result, we may not be successful in implementing the strategy. In 2007, we announced a new component of our business strategy pursuant to which we plan to attempt to secure rights to injectable medications to sell in combination with our products under our own brand. Successfully implementing this strategy is subject to a number of risks. We may not be successful in securing rights to medications we are interested in combining with our products. Even if successful in securing rights, these products would be subject to FDA approval, and it will be our responsibility to obtain such approval. This approval may not be obtained or may take a significant period of time to obtain. In addition, there is a risk that our device will not work for the new drug indication. We may also need to raise additional funds to finance this new strategy, and there is no assurance such funds will be available to us on acceptable terms or at all. We do not have experience manufacturing or marketing to end-users drug+device combinations. In addition, these new products may not be accepted by the market. Further, due to our current liquidity situation, we have temporarily suspended implementation of this strategy. Accordingly, there is no assurance that our new strategy will be successfully implemented, and failure to successfully implement the strategy could negatively affect our business.

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

Our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations. In March 2006 and 2007, we restructured our operations, which included reducing the size of our workforce. Further headcount reductions were made in January 2008. Despite these efforts, we cannot ensure that we will achieve the operating expense reductions and improvements in operating margins and cash flows currently anticipated from these activities in the periods contemplated, or at all. If we are unable to realize these benefits or appropriately structure our business to meet market conditions, our results of operations could be negatively impacted. These reductions in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues. In addition, these workforce reductions could result in a lack of focus and reduced productivity by remaining employees due to changes in responsibilities or concern about future prospects, which in turn may negatively affect our future revenues. Further, we believe our future success depends, in large part, on our ability to attract and retain highly skilled personnel. Our workforce reduction activities could negatively affect our ability to attract such personnel as a result of perceived risk of future workforce reductions. We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring or workforce reduction efforts will be successful.

We depend on a few significant customers. Our top two customers for fiscal 2008 accounted for approximately 70% of total product sales in fiscal 2008. Neither of the customers has ongoing purchase obligations. If either one of these customers delays, reduces or ceases ordering our products or services, our business would be negatively affected.

The delisting of our common stock from The NASDAQ Stock Market may impair the price at which our common stock trades, the liquidity of the market for our common stock and our ability to obtain additional funding. Effective with the open of the market on July 23, 2008, trading in our common stock was transferred from the NASDAQ Stock Market to the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. As a consequence of this transfer, the ability of a stockholder to sell our common stock, the price obtainable for our common stock and our ability to obtain additional funding may be materially impaired.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock, convertible debt and exercise of warrants. In addition, as of March 31, 2009, we had approximately 693,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of March 31, 2009, options to purchase approximately 403,000 shares of common stock were outstanding and approximately 435,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, convertible debt and warrants to purchase common stock representing in aggregate approximately 31% of our outstanding voting power (assuming conversion of the debt and exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004 and filed November 19, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1	Convertible Subordinated Promissory Note Extension Agreement, dated April 6, 2009, between Bioject Medical Technologies, Inc. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to form 8-K filed April 8, 2009.

10.2	Convertible Subordinated Promissory Note Extension Agreement, dated April 6, 2009, between Bioject Medical Technologies, Inc. and Life Sciences Opportunities Fund II, L.P. Incorporated by reference to form 8-K filed April 8, 2009.

10.3	Third Amendment to Lease dated March 25, 2009 by and between the NewTower Trust Multi-Employer Property Trust and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for year ended December 31, 2008 filed on March 31, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2009	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)