Form 10-Q
period 2009-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2009-08-13
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	17,310,524
(Class)	(Outstanding at August 7, 2009)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,329,212	$1,351,892
Accounts receivable, net of allowance for doubtful accounts of $5,152 and $5,133	592,498	477,329
Inventories	982,551	1,007,423
Other current assets	63,461	74,675

Total current assets	2,967,722	2,911,319

Property and equipment, net of accumulated depreciation of $7,083,044 and $6,787,613	1,331,442	1,608,761
Other assets, net	1,311,711	1,276,521

Total assets	$5,610,875	$5,796,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$405,791	$688,782
Current portion of long-term debt	674,433	650,761
Accounts payable	784,930	673,023
Accrued payroll	98,456	161,622
Derivative liabilities	168,761	22,778
Other accrued liabilities	664,265	518,412
Deferred revenue	474,148	489,993

Total current liabilities	3,270,784	3,205,371

Long-term liabilities:
Deferred revenue	1,331,331	1,348,417
Other long-term liabilities	372,973	309,996

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at June 30, 2009 and December 31, 2008, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at June 30, 2009 and December 31, 2008, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at June 30, 2009 and December 31, 2008, liquidation preference of $75 per share	695,076	670,134
Common stock, no par value, 100,000,000 shares authorized; 17,310,524 shares and 16,436,420 shares issued and outstanding at June 30, 2009 and December 31, 2008	114,190,721	113,962,525
Accumulated deficit	(121,607,244)	(121,057,076)

Total shareholders’ equity	635,787	932,817

Total liabilities and shareholders’ equity	$5,610,875	$5,796,601

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Net sales of products	$1,551,655	$1,376,309	$3,409,201	$3,057,460
License and technology fees	123,958	275,062	251,648	406,700

	1,675,613	1,651,371	3,660,849	3,464,160

Operating expenses:
Manufacturing	978,363	1,102,418	2,121,494	2,290,058
Research and development	334,844	544,625	771,718	1,138,156
Selling, general and administrative	470,002	791,133	1,051,037	1,524,453

Total operating expenses	1,783,209	2,438,176	3,944,249	4,952,667

Operating loss	(107,596)	(786,805)	(283,400)	(1,488,507)

Interest income	2,988	6,064	6,092	23,560
Interest expense	(51,817)	(135,683)	(101,935)	(328,580)
Change in fair value of derivative liabilities	(144,562)	495	(145,983)	224,583

	(193,391)	(129,124)	(241,826)	(80,437)

Net loss	(300,987)	(915,929)	(525,226)	(1,568,944)
Preferred stock dividend	(12,471)	(73,460)	(24,942)	(184,228)

Net loss allocable to common shareholders	$(313,458)	$(989,389)	$(550,168)	$(1,753,172)

Basic and diluted net loss per common share allocable to common shareholders	$(0.02)	$(0.06)	$(0.03)	$(0.11)

Shares used in per share calculations	16,992,461	15,658,307	16,802,963	15,571,353

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(525,226)	$(1,568,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation expenses related to fair value of stock-based awards	188,315	451,585
Stock contributed to 401(k) Plan	39,881	31,879
Contributed capital for services	—	27,029
Depreciation and amortization	351,231	443,783
Goodwill impairment	—	94,074
Other non-cash interest expense	77,471	266,891
Change in fair value of derivative instruments	145,983	(224,583)
Change in deferred revenue	(32,931)	1,198,079
Change in deferred rent	74,349	(9,337)
Changes in operating assets and liabilities:
Accounts receivable, net	(115,169)	309,165
Inventories	24,872	(303,100)
Other current assets	4,424	23,928
Accounts payable	111,907	(191,638)
Accrued payroll	(63,166)	(55,711)
Accrued severance and related liabilities and other accrued liabilities	145,853	(70,233)

Net cash provided by operating activities	427,794	422,867

Cash flows from investing activities:
Purchase of marketable securities	—	(650,000)
Maturity of marketable securities	—	636,554
Capital expenditures	(18,112)	(13,990)
Other assets	(90,990)	(87,653)

Net cash used in investing activities	(109,102)	(115,089)

Cash flows from financing activities:
Payments on revolving note payable, net	—	(52,475)
Payments made on capital lease obligations	(11,372)	(23,351)
Principal payments made on short and long-term debt	(330,000)	(416,567)

Net cash used in financing activities	(341,372)	(492,393)

Decrease in cash and cash equivalents	(22,680)	(184,615)

Cash and cash equivalents:
Beginning of period	1,351,892	1,722,705

End of period	$1,329,212	$1,538,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,169	$61,687

Supplemental non-cash information:
Preferred stock dividend to be settled in Series E or Series F preferred stock	$24,942	$184,228
Issuance of Series F preferred stock in exchange for note payable and accrued interest	—	623,550

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three and six-month periods ended June 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from Bioject Medical Technologies Inc.’s (“Bioject”) 2008 Annual Report on Form 10-K for the year ended December 31, 2008. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2009, we had an accumulated deficit of $121.6 million with total shareholders’ equity of $0.6 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At June 30, 2009, cash and cash equivalents were $1.3 million and we had a working capital deficit of $0.3 million.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, even if we are able to defer, convert or restructure our debt as discussed below, we expect that we will need to do one or more of the following to provide additional resources in the third quarter of 2009:

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

In April 2009, the holders of our $0.6 million of convertible notes agreed to extend the maturity dates of the notes to July 15, 2009 from May 15, 2009 and, in July 2009, agreed to extend the maturity dates further to August 15, 2009 (see Note 10). If this debt is not again extended or is not converted into stock or otherwise restructured, the noteholders could demand payment on or after the maturity date, which could give our secured lender the right to do the same and seek to foreclose on our assets if not paid, which could force us to cease operations. In addition, even if our convertible notes are again extended, we may still be forced to cease operations in the fourth quarter of 2009. Accordingly, we continue to explore with our debt holders options that would permit us to extend or defer additional debt payments until some time in the future or convert to equity. Some of the actions undertaken in order to improve our chances of continuing operations include the following:

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

•	conducted an assessment of manufacturing costs to identify opportunities to improve gross margins;

•	engaged in various potential new strategic partnership discussions with sources identified by company contacts and Ferghana Partners; and

•	pursued various additional opportunities to lower expenses in the short term, such as the extension of our rent deferral agreement with our landlord through June 2009.

While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $662,000 and $612,000 at June 30, 2009 and December 31, 2008, respectively, consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials and components	$592,753	$729,850
Work in process	95,012	38,760
Finished goods	294,786	238,813

	$982,551	$1,007,423

Note 3. Net Loss Per Common Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2009	2008
Stock options, restricted stock and warrants	3,224,641	4,603,721
Convertible preferred stock	6,226,749	6,226,749
Series E Payment-in-kind dividends	550,516	550,516
Series F Payment-in-kind dividends	95,997	28,843
$1.25 million convertible debt	533,333	1,388,889
$600,000 convertible debt	800,000	800,000
Accrued interest on $600,000 convertible debt	99,244	36,121

Total	11,530,480	13,634,839

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Merial	37%	49%	33%	44%
Serono	28%	24%	36%	32%
Ferring	25%	7%	17%	7%

At June 30, 2009, accounts receivable from Merial, Ferring and Serono represented 49%, 29% and 14%, respectively, of the accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of June 30, 2009.

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

Pursuant to SFAS No. 157, various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 - quoted prices in active markets for identical securities;

•	Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Certain of our convertible debt and equity agreements include derivative liabilities as defined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model. Following are the disclosures related to our financial assets and (liabilities) as of June 30, 2009 pursuant to SFAS No. 157 (in thousands):

	June 30, 2009
	Fair Value	Input Level
Warrants issued in connection with $1.5 million bridge loan	$(95,949)	Level 3
$1.25 million convertible debt conversion feature	$(72,812)	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature
Black - Scholes Assumptions
Risk-free interest rate	2.53%	2.53%
Expected dividend yield	0.00%	0.00%
Contractual term (years)	1.19 years	0.67 years
Expected volatility	232%	273%

Certain Other Information
Fair value at December 31, 2008	$(8,926)	$(13,852)
Fair value at June 30, 2009	(95,949)	(72,812)
Change in fair value from December 31, 2008 to June 30, 2009	$(87,023)	$(58,960)

Note 6. Other Current Liabilities

Included in other current liabilities was $611,000 and $417,000 at June 30, 2009 and December 31, 2008, respectively, related to prepaid inventory for Serono.

Note 7. Rent Deferral

On March 25, 2009, we entered into a third amendment to our lease agreement with our landlord pursuant to which we deferred $12,000 of rent for each of February, March and April 2009. The deferrals, plus accrued interest at 9% per annum, are due within 60 days upon the earlier to occur of (i) a sale of all or substantially all of the assets of Bioject; (ii) the raising of capital or equity of $3.0 million or more; (iii) the entering into of a strategic partnership with up-front payments over $300,000; or (iv) a default under the lease. If none of these events have occurred by December 31, 2010, the deferred amounts will become due in 12 equal monthly installments beginning January 1, 2011. See also Note 10 for information regarding the fourth amendment to our lease agreement, which deferred $12,000 of rent for each of May and June 2009. Unpaid deferred rent and accrued interest totaled $105,000 and $30,000 at June 30, 2009 and December 31, 2008, respectively.

Note 8. Convertible Subordinated Promissory Note Extension Agreements

On April 6, 2009, we entered into Convertible Subordinated Promissory Note Extension Agreements (each, an “Extension”) with each of Life Sciences Opportunities Fund II (Institutional), L.P. and Life Sciences Opportunities Fund II, L.P. relating to two Convertible Subordinated Promissory Notes, dated as of December 5, 2007, in the aggregate principal amount of $600,000 (the “Notes”). The Extensions extend the maturity dates of the Notes from May 15, 2009 to July 15, 2009. See also Note 10 for information regarding an additional deferral of the maturity of the Notes to August 15, 2009.

Note 9. New Accounting Pronouncements

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 also amends certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of SFAS No. 166, we do not believe that the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of this FSP effective June 30, 2009 did not have any impact on our financial position, results of operations or cash flows, nor were any disclosures required.

FSP No. APB 14-1

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. Since we do not have any convertible debt that falls under the guidance of this FSP, the adoption of this FSP on January 1, 2009 did not have any effect on our financial position, results of operations or cash flows.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations or cash flows.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. The adoption of SFAS No. 161 on January 1, 2009 did not have any effect on our financial position, results of operations or cash flows since we do not have any derivative instruments that fall under the guidance of SFAS No. 161.

Note 10. Subsequent Events

We have considered all events that have occurred subsequent to June 30, 2009 and through August 13, 2009, the date the financial statements as of and for the periods ended June 30, 2009 were be issued.

Rent Deferral

On July 8, 2009, we entered into an amendment to our lease agreement, effective June 30, 2009, with the landlord of our Tualatin, Oregon facility (the “Partial Abatement III”). The Partial Abatement III provides that rent in the amount of $12,000 for each of May and June 2009 be deferred until a later date as described below. The landlord, in its sole discretion, may, by written notice, extend the period of Partial Abatement III on a month-to-month basis through December 31, 2009. Amounts deferred under Partial Abatement III, plus accrued interest at the rate of 9% per annum, shall be due within sixty (60) days upon the earlier to occur of (i) sale of all or substantially all of our assets or the acquisition or merger of Bioject or the occurrence of any other transaction identified in Section 4.15.4 of the original lease agreement, (ii) capital or equity raise of $3.0 million or more, (iii) the entering of a strategic partnership with up-front payments over $300,000, (iv) default by us under the lease; provided, that if none of the foregoing events have occurred by December 31, 2010, we shall commence paying back amounts deferred under Partial Abatement III (plus interest) in twelve (12) equal installments at the same time and in the same manner as Base Rent commencing on January 1, 2011 and on the first of each month thereafter until paid in full.

Extension of Maturity Date of $600,000 Convertible Notes

On July 13, 2009, we entered into a Convertible Subordinated Promissory Note Second Extension Agreement (the “Second Extensions”) with each of Life Sciences Opportunities Fund II (Institutional), L.P. and Life Sciences Opportunities Fund II, L.P. relating to the Notes. The Second Extensions extend the maturity date of the Notes from July 15, 2009 to August 15, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, the risk that we may default on our outstanding debt obligations, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

We began a strategic realignment of our company during 2006 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, in March 2006 and 2007, we reduced the size of our workforce. In addition, on January 16, 2008, we eliminated an additional 13 positions. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. In addition, in January 2009, we extended our supply agreement with Ferring Pharmaceuticals to deliver the vial adapter for Ferring’s proprietary products. We have also initiated new discussions with a number of potential new partners, as well as with past partners.

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

During the first two quarters of 2009, significant focus was spent on advancing our next generation spring-powered device technology with auto-disable syringes. This focus resulted in our successfully meeting a significant milestone of delivering working prototypes for a new companion animal device and in gaining FDA 510(k) clearance for our new ZetaJetTM device, which provides unique competitive differentiation for a wide range of human injectables. The ZetaJetTM provides new features in spring powered needle-free injection technology, including enhanced durability, flexibility for subcutaneous or intramuscular dosing and investigational use for intradermal applications, dosing as low as 0.05 ml and up to 0.5 ml, an auto-disable syringe and an outer molding which can be formed into different shapes and colors for customized branding. The device can be utilized in a wide range of therapeutic, professional (including developing world) and patient segments.

We do not expect to report net income in 2009.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of June 30, 2009 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2009	2010 and 2011	2012 and 2013	2014 and beyond
December 2007 $600,000 LOF convertible note	$600,000	$600,000	$—	$—	$—
$1.25 million PFG term loan(1)	480,000	330,000	150,000	—	—
Interest on all debt facilities	21,002	18,187	2,815	—	—
Operating leases	2,308,371	195,732	925,283	829,364	357,992
Capital leases	32,497	8,689	23,808	—	—
Purchase order commitments(2)	1,315,966	1,309,716	6,250	—	—

	$4,757,836	$2,462,324	$1,108,156	$829,364	$357,992

(1)	The entire accreted value of $406,000 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of June 30, 2009 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity. The unpaid principal amount of the $1.25 million term loan was $480,000 at June 30, 2009.
(2)	Purchase order commitments generally relate to future raw material inventory purchases, research and development projects and other operating expenses. However, $900,000 of the 2009 purchase order commitments is for capital equipment purchases for the benefit and ownership of a customer. While we are contractually obligated to make the purchases, the funds are generally provided to us by our customer in advance of delivery and prior to our payment for the purchases.

OUTSTANDING DEBT

$1.25 Million Convertible Loan

We have outstanding a term loan agreement with Partners For Growth, L.P. (“PFG”) for convertible debt financing (the “Debt Financing”). At June 30, 2009, $480,000 was outstanding under this loan. This loan matures in March 2010, with principal payments of $55,000 due per month, payable at PFG’s option. If PFG elects to forgo any of the principal payments, which it has not done to date, the latest this loan will be due is March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the Prime Rate plus 3% per annum and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion of the remaining outstanding principal balance that was prepaid at a price of $0.90 per share. As a result of the derivative accounting prescribed by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Common Stock,” at June 30, 2009, this debt was recorded on our balance sheet at $406,000 and is being accreted on the effective interest method to its face value over the 18-month contractual term of the debt.

$600,000 Convertible Notes

On December 5, 2007, we entered into Convertible Note Purchase and Warrant Agreements with each of Life Science Opportunities Fund II, L.P. (“LOF II”) and Life Sciences Opportunities Fund II (Institutional) L.P. (“LOF Institutional” and, together with LOF II, the “Purchasers”) pursuant to which we issued Convertible Promissory Notes and warrants to purchase our common stock. Pursuant to the agreements, we sold a note in the principal amount of $91,104 to LOF II and a note in the principal amount of $508,896 to LOF Institutional. The notes bear interest at the rate of 8% per annum and have had the maturity date extended twice so that all principal and interest is due August 15, 2009. The notes may not be prepaid without the written consent of the purchaser holding a given note. The notes are convertible at any time by the purchasers into our common stock at the rate of $0.75 per share. The notes will be automatically converted upon a qualified financing, as defined in the purchase agreement, at a price equal to the financing price.

The warrants are exercisable for an aggregate of 80,000 shares of our common stock at an exercise price of $0.75 per share. Each warrant is immediately exercisable and expires four years from the date of issuance.

RESULTS OF OPERATIONS

The consolidated financial data for the three and six-month periods ended June 30, 2009 and 2008 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Net sales of products	$1,551,655	$1,376,309	$3,409,201	$3,057,460
License and technology fees	123,958	275,062	251,648	406,700

	1,675,613	1,651,371	3,660,849	3,464,160

Operating expenses:
Manufacturing	978,363	1,102,418	2,121,494	2,290,058
Research and development	334,844	544,625	771,718	1,138,156
Selling, general and administrative	470,002	791,133	1,051,037	1,524,453

Total operating expenses	1,783,209	2,438,176	3,944,249	4,952,667

Operating loss	(107,596)	(786,805)	(283,400)	(1,488,507)

Interest income	2,988	6,064	6,092	23,560
Interest expense	(51,817)	(135,683)	(101,935)	(328,580)
Change in fair value of derivative liabilities	(144,562)	495	(145,983)	224,583

Net loss	(300,987)	(915,929)	(525,226)	(1,568,944)
Preferred stock dividend	(12,471)	(73,460)	(24,942)	(184,228)

Net loss allocable to common shareholders	$(313,458)	$(989,389)	$(550,168)	$(1,753,172)

Basic and diluted net loss per common share allocable to common shareholders	$(0.02)	$(0.06)	$(0.03)	$(0.11)

Shares used in per share calculations	16,992,461	15,658,307	16,802,963	15,571,353

Revenue

The $0.2 million, or 12.7%, increase and the $0.4 million, or 11.5%, increase in product sales in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008, were due primarily to the following:

•

an increase in sales to Serono from $323,000 to $441,000, or 36%, and from $966,000 to $1.2 million, or 27%, in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008 due to the timing of orders from Serono;

•

an increase in sales to Ferring from $98,000 to $382,000, or 291%, and from $208,000 to $590,000, or 183%, in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008; and

•	an increase in sales to the military from $169,000 to $210,000, or 24%, in the six-month period ended June 30, 2009 compared to the same period of 2008.

These factors were partially offset by:

•

a decrease in sales to Merial from $677,000 to $578,000, or 15%, and from $1.3 million to $1.1 million, or 17%, in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008, due to the timing of orders; and

•	a decrease in sales to the military from $133,000 to $106,000, or 20%, in the three-month period ended June 30, 2009 compared to the same period of 2008.

We currently have supply agreements or commitments with Serono, Merial and Ferring Pharmaceuticals Inc.

License and technology fees decreased $151,000, or 55%, and $155,000, or 38%, in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008, in accordance with the terms of our current agreements.

License and technology fees recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Serono	$24,923	$37,629	$67,005	$101,760
Merial	40,990	110,361	79,254	110,361
Vical	4,167	15,624	16,667	31,248
Royalty fees	23,878	23,448	50,064	75,331
Other	30,000	88,000	38,658	88,000

	$123,958	$275,062	$251,648	$406,700

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial. Our license agreement with Vical expired pursuant to its terms on August 6, 2009.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.1 million, or 11.3%, decrease and the $0.2 million, or 7.4%, decrease in manufacturing expense in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008 were primarily due to product mix and lower indirect overhead. In addition, the three and six-month periods ended June 30, 2008 included a $94,000 non-cash charge to fully write-off our goodwill balance.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.2 million, or 38.5%, decrease and the $0.4 million, or 32.2%, decrease in research and development expense in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008 were primarily due the timing of expenses related to on-going projects and the implementation of salary reductions in February 2009. In addition, the three and six-month periods ended June 30, 2008 included $92,000 of restructuring and severance expense compared to none in the 2009 periods.

Current significant projects include the next generation spring-powered device with an auto disable feature.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.3 million, or 40.6%, decrease and the $0.5 million, or 31.1%, decrease in selling, general and administrative expense in the three and six-month periods ended June 30, 2009, respectively, compared to the same periods of 2008 were primarily due to salary reductions implemented in February 2009 and lower legal and corporate communications expenses.

Interest Expense

Interest expense included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contractual interest expense	$25,251	$33,606	$48,136	$84,066
Amortization of debt issuance costs	2,822	39,909	6,790	120,178
Accretion of $1.25 million convertible debt	23,744	62,168	47,009	124,336

	$51,817	$135,683	$101,935	$328,580

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

Total cash and cash equivalents at June 30, 2009 were $1.3 million compared to $1.4 million at December 31, 2008. We had a working capital deficit of $0.3 million at June 30, 2009 and December 31, 2008. Going forward, we anticipate debt retirement costs to be approximately $165,000 per quarter in 2009 for our $480,000 convertible loan, and, unless converted into common stock, deferred or restructured, our outstanding $600,000 convertible debt plus accrued interest will be due on August 15, 2009. If our $600,000 debt is not again extended or is not converted into stock or otherwise restructured, the noteholders could demand payment on or after the maturity date, which could give our secured lender the right to do the same and seek to foreclose on our assets if not paid, which could force us to cease operations. In addition, even if our convertible notes are again extended, given our current cash and cash equivalents, our debt repayment obligations and our current rate of cash usage, if no new licensing, development or supply agreements with significant up-front payments are entered into or we do not raise debt or equity financing or restructure our existing debt obligations, we anticipate that we will be unable to continue operations beyond the fourth quarter of 2009. We are addressing this issue by engaging the services of Ferghana Partners to assist us as we pursue various strategic alternatives, as well as working with a debt broker in pursuing additional debt financing options.

The overall decrease in cash and cash equivalents during the first six months of 2009 resulted from $91,000 used for other investing activities, primarily patent applications, and $341,000 used for principal payments on short and long-term debt and capital leases, offset by $428,000 provided by operations, as discussed in more detail below.

Net accounts receivable increased $0.1 million to $0.6 million at June 30, 2009 compared to $0.5 million at December 31, 2008. Receivables from three different customers accounted for a total of 92% of our accounts receivable balance at June 30, 2009, with individual accounts totaling 49%, 29% and 14%, respectively. Of the accounts receivable due at June 30, 2009, $0.6 million was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories were relatively flat, totaling $1.0 million at both June 30, 2009 and December 31, 2008.

Capital expenditures in the first six months of 2009 totaled $18,000. We anticipate spending up to a total of $50,000 in 2009 for production molds for current research and development projects.

Accounts payable increased $0.1 million to $0.8 million at June 30, 2009 compared to $0.7 million at December 31, 2008 primarily due to payments owed vendors.

Other accrued liabilities increased $0.2 million to $0.7 million at June 30, 2009 compared to $0.5 million at December 31, 2008 primarily due to a $0.2 million increase in prepaid Serono inventory.

Derivative liabilities of $169,000 at June 30, 2009 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a non-cash component of earnings.

Deferred revenue totaled $1.8 million at June 30, 2009 and December 31, 2008. The balance at June 30, 2009 included $1.6 million received from Merial and $150,000 received from Serono.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 9 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have debt maturing on August 15, 2009 and we will need additional funding to support our operations during the third quarter of 2009. We may not be able to extend or restructure this debt and sufficient funding may not be available to us and, if available, may be subject to conditions and the inability to extend or restructure the debt and the unavailability of funding could adversely affect our business and cause us to cease operations. At June 30, 2009, cash and cash equivalents were $1.3 million and we had a working capital deficit of $0.3 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, we expect that we will need to do one or more of the following to provide additional resources during the third quarter of 2009:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

In addition, the holders of our $600,000 convertible promissory notes have previously agreed to extend the maturity date of those notes until August 15, 2009. If this debt is not again extended or is not converted into stock or otherwise restructured, the noteholders could demand payment on or after the maturity date, which could give our secured lender the right to do the same and seek to foreclose on our assets if not paid, which could force us to cease operations.

While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful.

We have previously been out of compliance with the covenants in our loan agreements and, if we default under our loan agreements in the future, our secured lender could foreclose on our assets, which would adversely affect our business. On November 19, 2007 we entered into Forbearance Agreement No. 1 with Partners for Growth, L.P. (“PFG”) in relation to the three loans that were then outstanding with PFG, which are referred to collectively as the “PFG Loans.” On May 30, 2008, we entered into Forbearance Agreement No. 2 with PFG in relation to the PFG Loans. These forbearance agreements related to financial covenants we were out of compliance with.

Only one of the PFG Loans remains outstanding. If we are unable to make the payments under the remaining PFG loan, or fail to comply with the financial covenants in the remaining loan or default under other indebtedness, such as our $600,000 convertible notes, PFG could declare an event of default, accelerate the loan and foreclose on our assets, which would have a material adverse effect on our business.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At June 30, 2009, we had an accumulated deficit of $121.6 million and a net working capital deficit of $0.3 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 31, 2009 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $8.4 million, at June 30, 2009, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

Our new drug+device strategy is currently suspended and is subject to a number of risks and uncertainties and, as a result, we may not be successful in implementing the strategy. In 2007, we announced a new component of our business strategy pursuant to which we plan to attempt to secure rights to injectable medications to sell in combination with our products under our own brand. Successfully implementing this strategy is subject to a number of risks. We may not be successful in securing rights to medications we are interested in combining with our products. Even if successful in securing rights, these products would be subject to FDA approval, and it will be our responsibility to obtain such approval. This approval may not be obtained or may take a significant period of time to obtain. In addition, there is a risk that our device will not work for the new drug indication. We may also need to raise additional funds to finance this new strategy, and there is no assurance such funds will be available to us on acceptable terms or at all. We do not have experience manufacturing or marketing to end-users drug+device combinations. In addition, these new products may not be accepted by the market. Further, due to our current liquidity situation, we have temporarily suspended implementation of this strategy. Accordingly, there is no assurance that our new strategy will be successfully implemented, and failure to successfully implement the strategy could negatively affect our business.

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

If we are unable to continue to meet the standards of ISO 13485 or CE Mark certification, it could have a material adverse effect on our business and cause our financial results to suffer.

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

We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 jet injector and disposable syringes as well as manufacturing processes to produce our modified Vitajets® consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, we have experienced delays in the delivery of certain components. To date, such delays have not had a material adverse effect on our operations. We may experience delays or interruptions in the future, including suppliers suspending or ceasing operations, and these delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock, convertible debt and exercise of warrants. In addition, as of June 30, 2009, we had approximately 693,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of June 30, 2009, options to purchase approximately 403,000 shares of common stock were outstanding and approximately 286,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, convertible debt and warrants to purchase common stock representing in aggregate approximately 26% of our outstanding voting power (assuming conversion of the debt and exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated as of November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1	Fourth Amendment to Lease Agreement between MEPT Commerce Park Tualatin II and III LLC and Bioject Medical Technologies Inc. dated June 30, 2009. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

10.2	Convertible Subordinated Promissory Note Second Extension Agreement, dated July 13, 2009, between Bioject Medical Technologies Inc. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

10.3	Convertible Subordinated Promissory Note Second Extension Agreement, dated July 13, 2009, between Bioject Medical Technologies Inc. and Life Sciences Opportunities Fund II, L.P. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2009	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial Officer)