Form 10-Q
period 2009-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2009-11-10
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	17,390,399
(Class)	(Outstanding at November 9, 2009)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$877,443	$1,351,892
Accounts receivable, net of allowance for doubtful accounts of $5,537 and $5,133	545,728	477,329
Inventories	940,642	1,007,423
Other current assets	29,484	74,675

Total current assets	2,393,297	2,911,319
Property and equipment, net of accumulated depreciation of $7,217,794 and $6,787,613	1,196,181	1,608,761
Other assets, net	1,316,651	1,276,521

Total assets	$4,906,129	$5,796,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$265,025	$688,782
Current portion of long-term debt	686,268	650,761
Accounts payable	548,309	673,023
Accrued payroll	33,309	161,622
Derivative liabilities	88,218	22,778
Other accrued liabilities	665,640	518,412
Deferred revenue	440,652	489,993

Total current liabilities	2,727,421	3,205,371

Long-term liabilities:
Deferred revenue	1,276,879	1,348,417
Other long-term liabilities	375,314	309,996

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at September 30, 2009 and December 31, 2008, liquidation preference of $1.15 per share	1,878,769	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at September 30, 2009 and December 31, 2008, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at September 30, 2009 and December 31, 2008, liquidation preference of $75 per share	707,547	670,134
Common stock, no par value, 100,000,000 shares authorized; 17,390,399 shares and 16,436,420 shares issued and outstanding at September 30, 2009 and December 31, 2008	114,255,655	113,962,525
Accumulated deficit	(121,793,922)	(121,057,076)

Total shareholders’ equity	526,515	932,817

Total liabilities and shareholders’ equity	$4,906,129	$5,796,601

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Net sales of products	$1,430,149	$1,512,036	$4,839,350	$4,569,496
Licensing and technology fees	104,415	138,490	356,063	545,190

	1,534,564	1,650,526	5,195,413	5,114,686

Operating expenses:
Manufacturing	1,000,751	1,082,349	3,122,245	3,372,407
Research and development	309,211	493,293	1,080,929	1,631,449
Selling, general and administrative	434,661	600,292	1,485,698	2,124,745

Total operating expenses	1,744,623	2,175,934	5,688,872	7,128,601

Operating loss	(210,059)	(525,408)	(493,459)	(2,013,915)

Interest income	2,389	10,192	8,481	33,752
Interest expense	(47,080)	(125,936)	(149,015)	(454,516)
Loss on extinguishment of debt	—	(597,525)	—	(597,525)
Change in fair value of derivative liabilities	80,543	199,126	(65,440)	423,709

	35,852	(514,143)	(205,974)	(594,580)

Net loss	(174,207)	(1,039,551)	(699,433)	(2,608,495)
Preferred stock dividend	(12,471)	(12,481)	(37,413)	(196,709)

Net loss allocable to common shareholders	$(186,678)	$(1,052,032)	$(736,846)	$(2,805,204)

Basic and diluted net loss per common share allocable to common shareholders	$(0.01)	$(0.07)	$(0.04)	$(0.18)

Shares used in per share calculations	17,157,743	15,955,877	16,922,523	15,700,463

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(699,433)	$(2,608,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation expense related to fair value of stock-based awards	243,636	645,078
Stock contributed to 401(k) Plan	49,493	46,942
Contributed capital for services	—	30,421
Depreciation and amortization	513,881	654,511
Goodwill impairment	—	94,074
Other non-cash interest expense	113,540	372,876
Change in fair value of derivative instruments	65,440	(423,709)
Loss on extinguishment of debt	—	597,525
Change in deferred revenue	(120,879)	1,096,847
Change in deferred rent	76,722	(9,337)
Changes in operating assets and liabilities:
Accounts receivable, net	(68,399)	304,257
Inventories	66,781	(179,800)
Other current assets	38,402	39,396
Accounts payable	(124,713)	(318,214)
Accrued payroll	(128,313)	(14,959)
Accrued severance and related liabilities and other accrued liabilities	147,228	(238,967)

Net cash provided by operating activities	173,386	88,446

Cash flows from investing activities:
Purchase of marketable securities	—	(650,000)
Maturity of marketable securities	—	632,262
Capital expenditures	(17,602)	(32,758)
Other assets	(123,830)	(146,132)

Net cash used in investing activities	(141,432)	(196,628)

Cash flows from financing activities:
Proceeds from (payments on) revolving note payable, net	—	(52,475)
Payments made on capital lease obligations	(11,405)	(33,413)
Payments made on short and long-term debt	(495,000)	(637,500)

Net cash used in financing activities	(506,405)	(723,388)

Decrease in cash and cash equivalents	(474,451)	(831,570)

Cash and cash equivalents:
Beginning of period	1,351,894	1,722,705

End of period	$877,443	$891,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,806	$81,636

Supplemental non-cash information:
Severance costs settled in restricted stock	$—	$40,536
Preferred stock dividend to be settled in Series E or Series F preferred stock	37,413	196,709
Issuance of Series F preferred stock in exchange for note payable and accrued interest	—	623,550

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three and nine-month periods ended September 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from Bioject Medical Technologies Inc.’s (“Bioject”) 2008 Annual Report on Form 10-K for the year ended December 31, 2008. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2008 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2009, we had an accumulated deficit of $121.8 million with total shareholders’ equity of $0.5 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At September 30, 2009, cash and cash equivalents were $0.9 million and we had a working capital deficit of $0.3 million.

We continue to monitor our cash and cash equivalents and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, even if we are able to defer, convert or restructure our debt as discussed below, we expect that we will need to do one or more of the following to provide additional resources in the first quarter of 2010:

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

On September 15, 2009, we entered into a Binding Memorandum of Terms (the “Binding Memorandum of Terms”) with Signet Healthcare Partners, LLC (“Signet”), the fund manager of each of Life Sciences Opportunities Fund II (Institutional), L.P. and Life Sciences Opportunities Fund II, L.P. (collectively, the “LOF Funds”) relating to our outstanding $0.6 million convertible notes (the “Notes”) and the issuance of Series G Convertible Preferred Stock (“Series G Preferred”). The Memorandum is an enforceable agreement between Bioject and Signet, however, it requires Signet investment committee approval before proceeding, which is anticipated to be in the fourth quarter of 2009.

The Binding Memorandum of Terms provides that we will issue shares of Series G Preferred with an issuance price of $0.13 per share for $1.125 million payable as follows:

•	conversion of existing Notes of approximately $675,000, including accrued interest; and

•	cash of approximately $450,000.

Each share of Series G Preferred will be convertible at any time into one share of our common stock at the rate of $0.13 per share, subject to standard anti-dilution adjustments, and has the following rights and preferences:

•	the Series G Preferred will rank senior to all other outstanding preferred and common stock;

•	in the event of liquidation, the Series G Preferred holders will receive $0.13 per share plus any accrued and unpaid dividends prior to any payments to any other series of preferred or common stock;

•	no preferred stock will be issued in the future which is senior to the Series G Preferred, unless consented to by the holders of the Series G Preferred;

•	the Series G Preferred will accrue an 8% per annum dividend, paid annually, at the discretion of the Board;

•	if the Board does not declare a dividend, dividends will accrue at 10% per annum from the date of issuance, on a cumulative basis;

•	dividends may be paid in cash or in additional shares of Series G Preferred at the original issuance price of $0.13 per share;

•	Series G Preferred votes on an as-converted basis;

•	Series G Preferred holders will have the right to elect two directors to the Board of Directors; and

•	the Board composition changes from eight to six.

We expect that we will issue Series G Preferred Stock at a purchase price that is a multiple of $0.13, in order to lower the total number of share issued. This is due to the limited amount of preferred stock available for designation. It will have the same economic effect as the originally proposed transaction.

If we can not close the Series G Preferred Stock financing for any reason, the notes will be due and we will need to address the need for additional capital sooner than would otherwise be the case.

Some of the other actions undertaken in order to improve our chances of continuing operations include the following:

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

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $643,000 and $612,000 at September 30, 2009 and December 31, 2008, respectively, consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials and components	$582,512	$729,850
Work in process	143,239	38,760
Finished goods	214,891	238,813

	$940,642	$1,007,423

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended September 30,
	2009	2008
Stock options, restricted stock and warrants	3,213,974	4,572,048
Convertible preferred stock	6,226,749	6,226,749
Series E Payment-in-kind dividends	550,516	550,516
Series F Payment-in-kind dividends	111,996	46,113
$1.25 million convertible debt	350,000	1,236,111
$600,000 convertible debt	800,000	800,000
Accrued interest on $600,000 convertible debt	115,024	51,901

Total	11,368,259	13,483,438

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Merial	24%	30%	30%	39%
Serono	15%	44%	30%	36%
Ferring	22%	10%	19%	*
Middlesex County, New Jersey public health	12%	*	*	*

*	Less than 10%.

At September 30, 2009, accounts receivable from Middlesex County, New Jersey public health, Merial, Ferring and Serono represented 32%, 30%, 19% and 13%, respectively, of the accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of September 30, 2009.

Note 5. Fair Value Measurements

We provide information related to the fair value measurements of our assets and liabilities in accordance with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures – Overall,” and ASC 320-10 “Investments – Debt and Equity Securities – Overall.”

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

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

Certain of our convertible debt and equity agreements include derivative liabilities as defined under Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model.

Following are the disclosures related to our financial assets and (liabilities) as of September 30, 2009 (in thousands):

	September 30, 2009
	Fair Value	Input Level
Warrants issued in connection with $1.5 million bridge loan	$(70,696)	Level 3
$1.25 million convertible debt conversion feature	$(17,522)	Level 3

Black-Scholes Assumptions	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature
Risk-free interest rate	2.31%	2.31%
Expected dividend yield	0.00%	0.00%
Contractual term (years)	0.94	0.42
Expected volatility	258%	243%

Certain Other Information
Fair value at December 31, 2008	$(8,926)	$(13,852)
Fair value at September 30, 2009	$(70,696)	$(17,522)
Change in fair value from December 31, 2008 to September 30, 2009	$(61,770)	$(3,670)

Note 6. Other Accrued Liabilities

Included in other accrued liabilities was $261,000 and $417,000 at September 30, 2009 and December 31, 2008, respectively, related to prepaid inventory for Serono. In addition, the September 30, 2009 balance included $336,000 of credits for consumed inventory for Serono, for which, Serono could begin taking against current invoices or require repayment at any time.

Note 7. Rent Deferral

On March 25, 2009, we entered into a third amendment to our lease agreement with the landlord of our Tualatin, Oregon facility pursuant to which we deferred $12,000 of rent for each of February, March and April 2009. On July 8, 2009, we entered into another amendment to our lease agreement, effective June 30, 2009, pursuant to which we deferred $12,000 of rent for each of May and June 2009. The landlord, in its sole discretion, may, by written notice, extend the deferral period on a month-to-month basis through December 31, 2009. Amounts deferred, plus accrued interest at the rate of 9% per annum, shall be due within sixty (60) days upon the earlier to occur of (i) sale of all or substantially all of our assets or the acquisition or merger of Bioject or the occurrence of any other transaction identified in Section 4.15.4 of the original lease agreement, (ii) capital or equity raise of $3.0 million or more, (iii) the entering of a strategic partnership with up-front payments over $300,000, (iv) default by us under the lease; provided, that if none of the foregoing events have occurred by December 31, 2010, we shall commence paying back amounts deferred plus accrued interest in twelve (12) equal installments at the same time and in the same manner as base rent commencing on January 1, 2011 and on the first of each month thereafter until paid in full.

Unpaid deferred rent and accrued interest totaled $107,000 and $30,000 at September 30, 2009 and December 31, 2008, respectively.

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

On August 14, 2009, we entered into Convertible Subordinated Promissory Note Third Extension Agreements (the “Third Extensions”) with each of Life Sciences Opportunities Fund II (Institutional), L.P. and Life Sciences Opportunities Fund II, L.P. relating to the Notes. The Third Extensions extend the maturity date of the Notes from August 15, 2009 to August 31, 2009.

On August 31, 2009, we entered into Convertible Subordinated Promissory Note Fourth Extension Agreements (the “Fourth Extensions”) with each of Life Sciences Opportunities Fund II (Institutional), L.P. and Life Sciences Opportunities Fund II, L.P. relating to the Notes. The Fourth Extensions extend the maturity date of the Notes from August 31, 2009 to September 15, 2009.

See Note 1 for a discussion of a Binding Memorandum of Terms entered into on September 15, 2009 to convert the Notes into Series G Preferred. This memorandum of terms provides that the maturity date of the Notes is extended until ten business days following any shareholder meeting that may be required in connection with the Note conversion. We have determined that no such meeting is required.

Note 9. New Accounting Pronouncements

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Accounting Guidance Recently Adopted

Amendment to ASC 855

ASC 855, “Subsequent Events,” was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The amendment was effective for periods ending after June 15, 2009. The adoption of the amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 825

ASC 825, “Financial Instruments,” was amended to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This amendment also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Amendment to ASC 820 and ASC 320

ASC 820, “Fair Value Measurements and Disclosures,” and ASC 320, “Investments – Debt and Equity Securities,” were amended to provide additional guidance for estimating fair value and emphasize that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The amendments also require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities. The adoption of these amendments, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

ASU 2009-05

Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the update. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

Amendment to ASC 860

ASC 860, “Transfers and Servicing,” was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of the amendments, we do not believe that the adoption will have a material effect on our financial position, results of operations or cash flows.

Note 10. Subsequent Events

We have considered all events that have occurred subsequent to September 30, 2009 and through November 10, 2009, the date the financial statements as of and for the periods ended September 30, 2009 were issued.

Termination of Ferghana Partners Agreement

On October 31, 2009, we terminated the exclusive agreement we had with Ferghana Partners. The relationship had not yielded a signed transaction to date, however, there are on-going discussions with potential strategic partners which remain under the original agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we do not close the Series G Preferred Stock financing with Signet, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, the risk that we may default on our outstanding debt obligations, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

We began a strategic realignment of our company during 2006 with the singular goal of increasing shareholder value. The realignment has two concurrent phases. Phase One was to focus on our fixed operating expenses, primarily by reducing headcount and related expenses. Along this line, in March 2006 and 2007, we reduced the size of our workforce. In addition, in January 2008, we eliminated an additional 13 positions. Phase Two of our realignment campaign is to increase our revenue by increasing product sales and adding license and development agreements. For example, in October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs.

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

During the first three quarters of 2009, significant focus was spent on advancing our next generation spring-powered device technology with auto-disable syringes. This focus resulted in our successfully meeting a significant milestone of delivering working prototypes for a new companion animal device and in gaining FDA 510(k) clearance for our new ZetaJetTM device, which provides unique competitive differentiation for a wide range of human injectables. The ZetaJetTM provides new features in spring powered needle-free injection technology, including enhanced durability, flexibility for subcutaneous or intramuscular dosing and investigational use for intradermal applications, dosing as low as 0.05 ml and up to 0.5 ml, an auto-disable syringe and an outer molding which can be formed into different shapes and colors for customized branding. The device can be utilized in a wide range of therapeutic, professional (including developing world) and patient segments.

We do not expect to report net income in 2009.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of September 30, 2009 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2009	2010 and 2011	2012 and 2013	2014 and beyond
December 2007 $600,000 LOF convertible note(1)	$600,000	$600,000	$—	$—	$—
$1.25 million PFG term loan(2)	315,000	165,000	150,000	—	—
Interest on all debt facilities	16,293	15,503	790	—	—
Operating leases	2,223,210	100,294	935,560	829,364	357,992
Capital leases	20,179	4,345	15,834	—	—
Purchase order commitments(3)	1,035,745	1,035,745	—	—	—

	$4,210,427	$1,920,887	$1,102,184	$829,364	$357,992

(1)	Pursuant to the Binding Memorandum of Terms entered into on September 15, 2009, we expect the $0.6 million convertible note and related accrued interest of $86,268 will be converted into newly issued shares of Series G Preferred stock. See also Note 1 of Notes to Consolidated Financial Statements.
(2)	The entire accreted value of $265,000 of our $1.25 million term loan is classified as current on our consolidated balance sheet as of September 30, 2009 due to the fact that the agreement contains subjective acceleration clauses, which could result in the debt becoming due at any time. However, since none of the subjective acceleration clauses have been triggered to date, it is included in this table according to its contractual maturity. The unpaid principal amount of the $1.25 million term loan was $315,000 at September 30, 2009.
(3)	Purchase order commitments generally relate to future raw material inventory purchases, research and development projects and other operating expenses. However, $711,000 of the 2009 purchase order commitments is for capital equipment purchases for the benefit and ownership of a customer. While we are contractually obligated to make the purchases, the funds are generally provided to us by our customer in advance of delivery and prior to our payment for the purchases.

OUTSTANDING DEBT

$1.25 Million Convertible Loan

We have outstanding a term loan agreement with Partners For Growth, L.P. (“PFG”) for convertible debt financing (the “Debt Financing”). At September 30, 2009, $315,000 was outstanding under this loan. This loan matures in March 2010, with principal payments of $55,000 due per month, payable at PFG’s option. If PFG elects to forgo any of the principal payments, which it has not done to date, the latest this loan will be due is March 2011. However, due to certain subjective acceleration clauses contained in the Debt Financing agreement, the accreted value of the Debt Financing is reflected as current on our balance sheet. The loan bears interest at the Prime Rate plus 3% per annum and is convertible at any time by PFG into our common stock at $0.90 per share. In addition, if our common stock trades at a price of $4.11 per share or higher for 20 consecutive trading days, we can force PFG to convert the debt to common stock, subject to certain limitations on trading volume. If we prepay this loan, we will issue PFG a warrant to purchase a number of shares of common stock equal to what it would have received upon conversion of the remaining outstanding principal balance that was prepaid at a price of $0.90 per share. As a result of the derivative accounting prescribed by ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” at September 30, 2009, this debt was recorded on our balance sheet at $265,000 and is being accreted on the effective interest method to its face value over the 18-month contractual term of the debt.

$600,000 Convertible Notes

On December 5, 2007, we entered into Convertible Note Purchase and Warrant Agreements with each of Life Science Opportunities Fund II, L.P. (“LOF II”) and Life Sciences Opportunities Fund II (Institutional) L.P. (“LOF Institutional” and, together with LOF II, the “Purchasers”) pursuant to which we issued Convertible Promissory Notes and warrants to purchase our common stock. Pursuant to the agreements, we sold a note in the principal amount of $91,104 to LOF II and a note in the principal amount of $508,896 to LOF Institutional. The notes bear interest at the rate of 8% per annum and have had the maturity date extended so that all principal and interest was due September 15, 2009. However, pursuant to a Binding Memorandum of Terms entered into on September 15, 2009, we expect the $0.6 million outstanding convertible notes and all accrued interest will be converted into newly issued shares of Series G Preferred stock, if approved by their investment committee. If we can not close the Series G Preferred Stock financing for any reason, the convertible notes will be due and we will need to address the need for additional capital sooner than would otherwise be the case. See also Note 1 of Notes to Consolidated Financial Statements.

The warrants are exercisable for an aggregate of 80,000 shares of our common stock at an exercise price of $0.75 per share. Each warrant is immediately exercisable and expires four years from the date of issuance.

RESULTS OF OPERATIONS

The consolidated financial data for the three and nine-month periods ended September 30, 2009 and 2008 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Net sales of products	$1,430,149	$1,512,036	$4,839,350	$4,569,496
Licensing and technology fees	104,415	138,490	356,063	545,190

	1,534,564	1,650,526	5,195,413	5,114,686
Operating expenses:
Manufacturing	1,000,751	1,082,349	3,122,245	3,372,407
Research and development	309,211	493,293	1,080,929	1,631,449
Selling, general and administrative	434,661	600,292	1,485,698	2,124,745

Total operating expenses	1,744,623	2,175,934	5,688,872	7,128,601

Operating loss	(210,059)	(525,408)	(493,459)	(2,013,915)

Interest income	2,389	10,192	8,481	33,752
Interest expense	(47,080)	(125,936)	(149,015)	(454,516)
Loss on extinguishment of debt	—	(597,525)	—	(597,525)
Change in fair value of derivative liabilities	80,543	199,126	(65,440)	423,709

Net loss	(174,207)	(1,039,551)	(699,433)	(2,608,495)
Preferred stock dividend	(12,471)	(12,481)	(37,413)	(196,709)

Net loss allocable to common shareholders	$(186,678)	$(1,052,032)	$(736,846)	$(2,805,204)

Basic and diluted net loss per common share allocable to common shareholders	$(0.01)	$(0.07)	$(0.04)	$(0.18)

Shares used in per share calculations	17,157,743	15,955,877	16,922,523	15,700,463

Revenue

The $0.1 million, or 5.4%, decrease and the $0.3 million, or 5.9%, increase in product sales in the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008, were due primarily to the following:

•

a decrease in sales to Serono from $670,000 to $213,000, or 68%, and from $1.6 million to $1.4 million, or 12%, in the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008 due to the timing of orders from Serono;

•

a decrease in sales to Merial from $457,000 to $346,000, or 24%, and from $1.8 million to $1.5 million, or 19%, in the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008.

These factors were partially offset by:

•

an increase in sales to Ferring from $144,000 to $313,000, or 117%, and from $372,000 to $903,000, or 143%, in the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008;

•

an increase in sales to the military from $43,000 to $134,000, or 211%, and from $290,000 to $363,000, or 25%, in the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008; and

•

sales of $325,000 of B2000 product to New Jersey counties for use in their emergency preparedness programs in the three and nine-month periods ended September 30, 2009. There were no sales to these counties in 2008.

The changes in sales to the above entities were primarily due to fluctuations in their forecasts.

We currently have supply agreements or commitments with Serono, Merial and Ferring Pharmaceuticals Inc.

License and technology fees recognized in accordance with our agreements were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Serono	$16,963	$58,419	$83,968	$160,179
Merial	40,990	28,139	120,244	138,500
Vical	—	15,624	16,667	46,872
Royalty fees	26,462	26,308	76,526	101,639
Other	20,000	10,000	58,658	98,000

	$104,415	$138,490	$356,063	$545,190

We currently have active licensing and/or development agreements, which often include commercial product supply provisions, with Merial. Our license agreement with Vical expired pursuant to its terms on August 6, 2009.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.1 million, or 7.5%, decrease and the $0.3 million, or 7.4%, decrease in manufacturing expense in the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008 were primarily due to product mix and lower indirect overhead. In addition, the nine-month period ended September 30, 2008 included a $94,000 non-cash charge to fully write-off our goodwill balance.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.2 million, or 37.3%, decrease and the $0.6 million, or 33.7%, decrease in research and development expense in the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods of 2008 were primarily due the timing of expenses related to on-going projects and the implementation of salary reductions in February 2009. In addition, the nine-month period ended September 30, 2008 included $92,000 of restructuring and severance expense compared to none in the 2009 periods.

Current significant projects include the next generation spring-powered device with an auto disable feature.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.2 million, or 38.1%, decrease and the $0.6 million, or 30.1%, decrease, in selling, general and administrative expense in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008 were primarily due to salary reductions implemented in February 2009 and lower legal and corporate communications expenses.

Interest Expense

Interest expense included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contractual interest expense	$23,000	$20,000	$71,000	$82,000
Amortization of debt issuance costs	—	44,000	7,000	187,000
Accretion of $1.25 million convertible debt	24,000	62,000	71,000	186,000

	$47,000	$126,000	$149,000	$455,000

Loss on Extinguishment of Debt

In the third quarter of 2008, we amended our $1.25 million convertible loan (the “Convertible Loan”). The amendment of the Convertible Loan was accounted for as an extinguishment of debt in accordance with ASC 470-50, “Debt – Modifications and Extinguishments.” We determined that the net present value of the cash flows under the terms of the amendment was more than 10% different from the present value of the remaining cash flows under the terms of the original Convertible Loan. Due to the substantial difference, we determined an extinguishment of debt had occurred with the amendment, and, as such, it was necessary to reflect the Convertible Loan at its fair market value and record a loss on extinguishment of debt of approximately $0.6 million in the three and nine-month periods ended September 30, 2008. The amount of the loss was determined based on the following:

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

Total cash and cash equivalents at September 30, 2009 were $0.9 million compared to $1.4 million at December 31, 2008. We had a working capital deficit of $0.3 million at both September 30, 2009 and December 31, 2008. Going forward, we anticipate debt retirement costs to be approximately $165,000 per quarter in 2009 for our $315,000 convertible loan. Even with the expected conversion of our outstanding $600,000 convertible debt into Series G Preferred shares and the related cash investment, given our current cash and cash equivalents, our debt repayment obligations and our current rate of cash usage, if no new licensing, development or supply agreements with significant up-front payments are entered into or we do not raise debt or equity financing or restructure our existing debt obligations, we anticipate that we will be unable to continue operations beyond the first quarter of 2010.

The overall decrease in cash and cash equivalents during the first nine months of 2009 resulted from $141,000 used for other investing activities, primarily patent applications, and $506,000 used for principal payments on short and long-term debt and capital leases, offset by $173,000 provided by operations, as discussed in more detail below.

Net accounts receivable increased $69,000 to $546,000 at September 30, 2009 compared to $477,000 at December 31, 2008. Receivables from four different customers accounted for a total of 94% of our accounts receivable balance at September 30, 2009, with individual accounts totaling 32%, 30%, 19% and 13%, respectively. Of the accounts receivable due at September 30, 2009, $0.3 million was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.1 million to $0.9 million at September 30, 2009 compared to $1.0 million at December 31, 2008 primarily due to the consumption of prepaid raw materials purchased for Serono products.

Capital expenditures in the first nine months of 2009 totaled $18,000. We anticipate spending up to a total of $50,000 in 2009 for production molds for current research and development projects.

Accounts payable decreased $0.2 million to $0.5 million at September 30, 2009 compared to $0.7 million at December 31, 2008 primarily due to lower inventory and other purchases.

Other accrued liabilities increased $0.2 million to $0.7 million at September 30, 2009 compared to $0.5 million at December 31, 2008 primarily due to an increase in tooling deposits and an increase in Serono inventory credits, for which Serono could begin taking against current invoices or require repayment at any time.

Derivative liabilities of $88,000 at September 30, 2009 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a non-cash component of earnings.

Deferred revenue totaled $1.7 million and $1.8 million at September 30, 2009 and December 31, 2008, respectively. The balance at September 30, 2009 included $1.6 million received from Merial and $0.1 million received from Serono.

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

We need to obtain funding in the first quarter of 2010 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions and the unavailability of funding could adversely affect our business and cause us to cease operations. At September 30, 2009, cash and cash equivalents were $0.9 million and we had a working capital deficit of $0.3 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, delay capital and maintenance expenditures and restructure our debt. However, assuming the Series G Preferred Stock transaction described below closes in the fourth quarter of 2009, we expect that we will need to do one or more of the following to provide additional resources during the first quarter of 2010:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

On September 15, 2009, we entered into a Binding Memorandum of Terms with the holders of our $600,000 convertible promissory notes pursuant to which the notes and accrued interest thereon would be converted into Series G Preferred Stock. The holders would also purchase an additional $450,000 of Series G Preferred Stock. If this transaction fails to close, the noteholders could demand payment on or after the maturity date, which could give our secured lender the right to do the same and seek to foreclose on our assets if not paid, which could force us to cease operations. If we can not close the Series G Preferred Stock financing for any reason, the convertible notes will be due and we will need to address the need for additional capital sooner than would otherwise be the case.

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

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At September 30, 2009, we had an accumulated deficit of $121.8 million and a net working capital deficit of $0.3 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 31, 2009 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $8.9 million, at September 30, 2009, prior to any payments to the holders of common stock. The Series G Preferred Stock we intend to issue would increase this aggregate preference to approximately $10 million. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. Although we have implemented workforce and salary reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

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

We depend on a few significant customers. Our top three customers accounted for 79% of our total product sales in the first nine months of 2009. If any of these customers delays, reduces or ceases ordering our products or services, our business would be negatively affected.

Our common stock is listed on the Over-the-Counter Bulletin Board, which may impair the price at which our common stock trades, the liquidity of the market for our common stock and our ability to obtain additional funding. Our common stock is listed on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. As a consequence of this listing, the ability of a stockholder to sell our common stock, the price obtainable for our common stock and our ability to obtain additional funding may be materially impaired.

The fair value of accounting for derivative liabilities may materially impact the results of our operations in future periods. We recorded derivative liabilities in connection with our convertible debt and equity financing agreements at inception in 2006. In accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity,” these derivative liabilities are reported at fair value each reporting period. Changes in the fair value are recorded as a component of earnings. Changes in the value of the derivative liabilities may materially impact results of operations in future periods.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock, convertible debt and exercise of warrants. In addition, as of September 30, 2009, we had approximately 702,000 shares of common stock available for future issuance under our stock incentive plan and our employee share purchase plan combined. As of September 30, 2009, options to purchase approximately 394,000 shares of common stock were outstanding and approximately 285,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, convertible debt and warrants to purchase common stock representing in aggregate approximately 26% of our outstanding voting power (assuming conversion of the debt and exercise of the warrants). As a result of the proposed Series G Preferred Stock financing, they will own an aggregate of approximately 44% of our outstanding voting power. As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated as of November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

10.1	Fourth Amendment to Lease Agreement between MEPT Commerce Park Tualatin II and III LLC and Bioject Medical Technologies Inc. dated June 30, 2009. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

10.2	Convertible Subordinated Promissory Note Second Extension Agreement, dated July 13, 2009, between Bioject Medical Technologies Inc. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

10.3	Convertible Subordinated Promissory Note Second Extension Agreement, dated July 13, 2009, between Bioject Medical Technologies Inc. and Life Sciences Opportunities Fund II, L.P. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

10.4	Convertible Subordinated Promissory Note Third Extension Agreements, dated August 14, 2009, between Bioject Medical Technologies Inc. and Life Sciences Opportunities Fund II (Institutional), L.P. and Life Sciences Opportunities Fund II, L.P. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 18, 2009.

10.5	Convertible Subordinated Promissory Note Fourth Extension Agreement, dated August 31, 2009, between Bioject Medical Technologies Inc. and Life Sciences Opportunities Fund II (Institutional), L.P. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2009.

10.6	Convertible Subordinated Promissory Note Fourth Extension Agreement, dated August 31, 2009, between Bioject Medical Technologies Inc. and Life Sciences Opportunities Fund II, L.P. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 1, 2009.

10.7	Binding Memorandum of Terms dates September 14, 2009 between Bioject Medical Technologies Inc. and Signet Healthcare Partners, LLC. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 17, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2009	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)