Form 10-K
period 2009-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2010-03-30
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,532,932, computed by reference to the last sales price ($0.25) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009).

The number of shares outstanding of the registrant’s common stock as of March 29, 2010 was 17,779,113 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2009 FORM 10-K ANNUAL REPORT

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. We have been focusing our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies, as well as research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities, both domestically and overseas, as we expand our current product line. However, historically, finalizing agreements has been a long process and, given the current difficult global economic conditions, we believe that process will take even longer.

Over the last two years, we continued to focus on strategic realignment with a key goal of protecting shareholder value and providing the best chances for Bioject to succeed. We implemented a three-pronged approach: (i) initially focusing on reducing our fixed operating expenses; (ii) improving revenue; and (iii) exploring strategic alternatives to advance new drug+device opportunities and enhance our long-term opportunities. The strategic approach and decisions made were challenging as it was necessary to maintain viability of the organization by striving for a positive cash balance while continuing to pay down debt.

Our focus on reducing fixed operating expenses led to significant reductions in headcount and related expenses. In both March 2006 and 2007, and in January 2008, we reduced the size of our workforce. In February 2009, we also implemented a 10% across-the-board temporary salary reduction for all employees and management took a voluntary temporary 20% reduction in base salary. As of the issuance of this Form 10-K, the temporary salary reductions were still in place.

Next, we aimed to increase our revenue by increasing product sales and adding license and development agreements. In October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. In January 2009, we extended our existing supply agreement with Ferring Pharmaceuticals to deliver the vial adapter for Ferring’s proprietary products. Also in 2009, we experienced a significant increase in sales of devices from public health and military sectors for use in vaccinations, with some of the public health sales for emergency preparedness efforts. We also initiated discussions with a number of potential new partners, as well as with past partners.

In order to enhance our long-term opportunities, we began to explore strategic alternatives to advance new drug+device opportunities and potential new business targets. In 2007, we completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities, including opportunities to secure injectable indications allowing us to partner with a pharmaceutical or biotech company or create our own drug+device combinations for the market. Although we have suspended implementation of our drug+device strategy to conserve cash, we are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. In September 2008, we began working with Ferghana Partners, a leading healthcare investment bank, to explore strategic alternatives, including partnerships, mergers and acquisitions, fund raising and business development. We ended that relationship in October 2009. Some of the opportunities developed as a result of Ferghana’s efforts are ongoing, and may still result in future opportunities. In addition, we continue to initiate discussions on our own with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and other markets.

We continued to expand our research agreements with government and non-governmental organizations and private industry, which may lead to new opportunities. These agreements incorporate some of our innovative new investigational devices, as well as our existing devices and our recently FDA 510(k)-cleared spring-powered technology.

During 2009, significant focus was spent on advancing our next-generation spring-powered device technology with auto-disable syringes. We successfully met the significant milestone of delivering working prototypes for a new companion animal device. We also gained FDA 510(k) clearance for the new ZetaJetTM device, which provides unique competitive differentiation for a wide range of human injectables. The ZetaJetTM provides new features in spring powered needle-free injection technology, including enhanced durability, flexibility for subcutaneous or intramuscular dosing and investigational use for intradermal applications, dosing volumes as low as 0.05 ml and up to 0.5 ml, an auto-disable syringe and an outer molding which can be formed into different shapes and colors for customized branding. The device can be utilized in a wide range of therapeutic, professional (including developing-world) and patient segments.

In December 2009, we sold an aggregate of 92,448 shares of our Series G Convertible Preferred Stock (the “Series G Preferred Stock”) at a price of $13.00 per share under a Purchase Agreement with each of Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P. (collectively, “LOF”), and Edward Flynn. Gross proceeds from the sale were $1.2 million, payable by payment of $0.5 million in cash and the cancellation of the $0.6 million outstanding principal amount of and $0.1 million accrued interest through December 18, 2009 on two convertible subordinated promissory notes, each dated as of December 5, 2007, issued by us to LOF. Each share of Series G Preferred Stock is convertible, at any time at the option of the holder, into one hundred shares of common stock (subject to anti-dilution adjustments).

In January 2010, we established a strategic alliance with MPI Research, a leading pre-clinical research organization with experience in the development of injectable therapeutics. The strategic alliance creates a preferred partnership relationship, which allows us to gain access to a range of capabilities and resources needed for us to explore our drug+device opportunities, including access to pharmacologic, analytical, safety and other preclinical testing resources available at MPI Research. The strategic alliance offers MPI Research the opportunity to provide our needle-free technology as an alternate delivery option to current drug/biologic manufacturers who may be interested in seeking a more highly competitive and differentiable drug+device brand. This alliance also increases the possibility that we may be able to secure government sponsored grants or funding directed at improvements in drug+device or vaccine+device based treatments, which could also lead to potential new drug+device combinations.

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results, including: i) the length of time to close product sales; ii) customer budget cycles; iii) the implementation of cost reduction measures; iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) the timing and amount of payments under licensing and technology development agreements; vi) our ability to enter into new agreements with partners; and vii) the timing of new product introductions by us and our competitors.

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial Ltd. Our license agreement with Vical expired pursuant to its terms on August 6, 2009.

We currently have supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals Inc. and the U.S. federal government. Our Serono agreement expires in December 2010.

See Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K for detailed descriptions of our agreements or arrangements with these companies.

“Biojector,” “Bioject,” “Vitajet,” “Iject” and “Zetajet” are trademarks or registered trademarks of Bioject Inc.

Where You Can Find More Information

We make available, free of charge, on our website at www.bioject.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-692-8001, ext. 4207. The public may read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at www.sec.gov.

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

In an effort to protect healthcare workers from needlestick injuries, many healthcare facilities have adopted more expensive alternative technologies. While these technologies can help to reduce accidental needlesticks, they cannot eliminate the risk.

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

The first component of the system, the Biojector® 2000, is a portable hand-held device, which is approximately the size of a TV remote control. It is designed for ease of use by healthcare professionals, and to be attractive and non-threatening to patients. The Biojector® 2000 injector uses disposable CO2 cartridges as a power source. The CO2 cartridges, which are purchased from an outside supplier, give an average of ten injections before requiring replacement. The CO2 gas provides consistent, reliable pressure on the plunger of the disposable syringe, thereby propelling the medication into the tissue. The CO2 propellant does not come into contact with either the patient or the medication. The B2000 is also available with a tank adapter which allows the device to be attached to a large volume CO2 tank. The tank adapter eliminates the need to change CO2 cartridges after every ten injections and is an attractive option for applications where a large number of injections are given in a relatively short period of time.

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

Drug Reconstitution System

The needle-free drug reconstitution system allows for the transfer of diluents to reconstitute powdered medications into liquid form and withdrawal of liquid medication into a syringe without the use of a needle. Our 13 mm Vial Adapter has a compact, polycarbonate spike design to draw up liquid medication and to reconstitute lyophilized (powdered) medication. It allows healthcare workers and patients to access medication without using a needle. The Vial Adapter fits most single and multi-dose medication vials available in the U.S. and European markets, and is widely used in clinics and home healthcare throughout North America. While the Vial Adapter is an integral part of the needle-free syringe packaging for the Biojector® 2000 needle-free injection system, it functions with any conventional syringe.

Several pharmaceutical manufacturers include this unique product as part of their drug reconstitution kits. The 13 mm Vial Adapter is the ideal solution to the challenges of reconstituting and drawing up medication. It provides clinicians and patients the highest levels of safety, convenience and ease of use.

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

ZetaJet™

The ZetaJet™ is Bioject’s latest advance in needle-free delivery systems. It consists of two components, the portable injector and an auto-disabling disposable syringe. The ZetaJet™ Needle-free Injection Therapy System is a compact, spring-powered injection device. It is intended to deliver vaccines and injectable medications either subcutaneously or intramuscularly. The syringe assembly has a unique “auto-disable” feature that prevents re-use of the syringe. The plunger is pre-assembled into the syringe and can be used for reconstitution and other pre-injection tasks.

A custom molded exterior, providing a multitude of ergonomic options, can be added to achieve specific attributes needed for different clinical applications. The exterior molding of the device can be customized in shape, texture and color for a wide spectrum of therapeutic and patient segments, offering the ultimate in selective branding.

The self-powered spring device uses an auto-disable syringe, and it is ideal for use in mass immunization programs world-wide. The auto-disable feature dramatically reduces the risks of both the spread of disease from accidental needle-stick injuries and the re-use of a syringe or needle, and prevents possible contamination of syringes and vials.

FDA marketing clearance for the ZetaJet™ was obtained in April 2009. The rights to CE mark the ZetaJet™ were granted in January 2010.

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

The medical equipment market is highly competitive, and competition is likely to intensify. Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes and safety syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of Tyco International, and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.10 to $0.39 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.30 to $0.79 per unit for volume sales.

We expect to compete with traditional needle-syringes and safety syringes based on issues of healthcare worker safety, ease of use, reduced cost of disposal, patient comfort and reduced cost of compliance with OSHA regulations and other legislation. Except in the case of certain safety syringes, we do not expect to compete with needle-syringes based on purchase cost alone. However, we believe that the B2000 system will compete effectively based on overall cost when all indirect costs, including disposal of syringes and testing, treatment and workers’ compensation expenses related to needlestick injuries, are considered.

Several companies are developing devices that will likely compete with our jet injection products for certain applications. We are not aware of any current competing products with U.S. regulatory approval that have total features and benefits comparable to the B2000 system.

We are aware of other portable, needle-free injectors currently on the market, which are generally focused on subcutaneous self-injection applications of 0.5 mL or less. These products include: the Medi-Jector Vision®, which is manufactured by Antares Pharma; and the Pharmajet, which is manufactured by

Pharmajet. These products compete primarily with our spring-powered product line. Current list prices for such injectors range from approximately $200 to $665 per injector. We are also aware of a company, Zogenix, with a pre-filled single-use needle-free disposable that competes with the Iject™. The Sumavel™ DosePro™ is marketed in combination with sumatriptan.

Significant Customers

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Year Ended December 31,
	2009	2008	2007
Merial	26%	38%	35%
Serono	29%	32%	16%
Ferring	20%	*	*
Amgen	—	—	15%

*	Less than 10%

Product Line and Geographic Revenue Information

Revenue by product line was as follows:

	Year Ended December 31,
	2009	2008	2007
Biojector® 2000 (or CO2 powered)	$1,490,471	$848,495	$1,753,956
Spring Powered	3,305,119	4,387,806	3,582,198
Vial Adapters	1,297,329	569,627	1,436,171

	6,092,919	5,805,928	6,772,325
License and Technology Fees	599,072	666,846	1,575,465

	$6,691,991	$6,472,774	$8,347,790

Geographic revenues were as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$4,846,250	$4,550,976	$6,317,356
All other	1,845,741	1,921,798	2,030,434

	$6,691,991	$6,472,774	$8,347,790

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

Patent Summary Table				Trademark Summary Table
Item	Issued	Pending	Total	Item	Issued	Pending	Total
U.S. Patents	37	10	47	U.S. Trademarks	6	1	7
Foreign Patents	16	20	36	Foreign Trademarks	10	3	13

Total	53	30	83	Total	16	4	20

Our patents expire between 2010 and 2027.

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

We are developing the Iject® Needle-Free Injection System, a single prefilled disposable injector for self-injection, and pre-filled Biojector® syringes. We plan to seek arrangements with pharmaceutical and biologics companies that will enable them to provide medications in pre-filled syringes packaged with the injector device. See “Research and Product Development.” Before pre-filled Iject® or Biojector® syringes may be distributed for use in the U.S., the FDA may require tests to prove that the medication will retain its chemical and pharmacological properties when stored in and delivered using a pre-filled needle-free syringe. It will be the pharmaceutical or biotechnology company’s responsibility to conduct these clinical tests. It is current FDA policy that such pre-filled syringes are evaluated by the FDA by submitting a Request for Designation (“RFD”) to the Office of Combination Products, (“OCP”). The pharmaceutical or biotechnology company will be responsible for the submission to the OCP. A pre-filled syringe meets the FDA’s definition of a combination product, or a product comprised of two or more regulated components, i.e. drug/device. The OCP will assign a center with primary jurisdiction for a combination product (CDER, CBER, CDRH) and ensure the timely and effective premarket review. The primary or lead review center often will consult or collaborate with other evaluation centers to obtain all the appropriate materials and requirements to process the submission.

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

The most recent FDA inspection for compliance with Good Manufacturing Practices was performed in 2007, with one observation reported. A resolution report to address that observation was sent to the FDA and the matter was resolved.

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

In November 1999, we first received certification from TÜV Product Services to EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive, (MDD), which allows us to label selected products with the CE Mark and sell them in the European Community and various non-European countries that recognize the CE Mark. That certification has been continuously maintained. In November 2009, we passed our most recent MDD re-certification audit with Underwriters Laboratories.

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products. We use clinical magnetic resonance imaging, tissue studies and proprietary in vitro test methods to determine the reliability and performance of new and existing products.

As of March 17, 2010, our research and product development staff, including clinical and regulatory staff members, consisted of five employees. Research and development expense totaled $1.6 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.

A primary focus of our current research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, our devices are being used in numerous clinical research projects both within and outside of the U.S., of which, approximately half are DNA-based. These research projects are being conducted by companies engaged in the development of DNA-based medications as well as by universities and governmental institutions conducting research in this area.

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

During 2009, our product development efforts focused on a next generation spring device utilizing an auto-disable syringe. In addition, we continued to work on product improvements to existing devices and the development of products for our strategic partners.

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

Iject®

The Iject® device is designed to be pre-filled and target the growing market for patients administering their own injections in the home. Benefits of the Iject® are: (i) single-use; (ii) fully disposable; (iii) minimal patient interaction; (iv) ready-to-use and (v) safe.

In order to support the pre-filled Iject® family of devices, and to expand the market opportunities for the Biojector® 2000, we will develop component processing and packaging methods to enable standardized, high-speed, automated filling of Iject® and Biojector® syringes. We intend to outsource the sterile filling process to a contract manufacturing partner.

When the pre-filled technology is perfected, we intend to seek arrangements with pharmaceutical and biotechnology companies under which those companies will sell their medications pre-packaged in Iject® devices or Biojector syringes. The purchase of Iject® devices or Biojector® syringes pre-filled with medication eliminates the filling and measuring procedures associated with traditional injection of medications and with injections administered with the current Biojector® syringe. Before pre-filled syringes may be distributed for use in the U.S., pharmaceutical and biotechnology companies wishing to use these syringes must commit to packaging and distributing their products in the pre-filled syringes and to the time and financial resources necessary to gain regulatory clearance to package and market their products in this manner. This process could be lengthy. In addition, the companies will have to establish that their drugs will remain chemically and pharmacologically stable when packaged and stored in a Biojector® or Iject® pre-filled syringe and that a drug that is packaged, stored and delivered in this manner is safe and effective for its intended uses. See “Governmental Regulation.”

Jupiter Jet

The Jupiter Jet is a pistol-shaped, or streamlined, ergonomic, gas-powered injection device being developed for patient and professional use. It is capable of delivering low doses of injectate (0.03 - 0.2 mL) at subcutaneous and intradermal injection depths. It is loaded using a standard, pre-filled (3 mL, 5 mL or 10 mL) vial or syringe. It is powered by either a gas cartridge (similar to that powering the Biojector® 2000) or from an external CO2 tank that connects to the Jupiter Jet via a hose. The injection nozzle is disposable, to minimize risk of cross-contamination.

The Jupiter Jet is simple and easy to use, and is targeted at the cosmetic and self-injection markets. To set up the device, the disposables (drug vial and injection nozzle) are removed from the blister pack and attached to the device. A CO2 cartridge is loaded and, after a test-fire and priming, the device is ready to operate.

Unlike the Biojector® 2000, which requires a refill of drug injectate after each injection, the Jupiter Jet is loaded with a standard pre-filled syringe vial allowing for multiple variable-dose injections with a single loading. This feature makes the Jupiter Jet well-suited for regular self-injection (i.e. insulin therapy) or dermatological procedures with repeat injections. Not only does this design reduce time and effort involved in loading the drug into the device, but the use of a standard syringe vial reduces the overall cost of use. The Jupiter Jet is subject to 510(k) notification as described under “Governmental Regulation.”

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

Employees

As of March 17, 2010, we had 32 full-time employees. Of these employees, five were engaged in research and product development, 22 in manufacturing, one in product sales, and four in administration. As of March 17, 2010, we also had four per diem nurses on contract. None of our employees are represented by a labor union.

Product Liability

We believe that our products reliably inject medications both subcutaneously and intramuscularly when used in accordance with product guidelines. Our current insurance policies provide coverage at least equal to an aggregate of $5 million with respect to certain product liability claims. We have experienced one product liability claim to date, and we did not incur a significant liability. There can be no assurance, however, that we will not become subject to more such claims, that our current insurance would cover such claims, or that insurance will continue to be available to us in the future. Our business may be adversely affected by product liability claims.

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

We need to obtain funding in the second quarter of 2010 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions and the unavailability of funding could adversely affect our business and cause us to cease operations. At December 31, 2009, cash was $1.1 million and we had working capital of $0.7 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, even with the closing of the Series G Preferred Stock transaction in the fourth quarter of 2009, we expect that we will need to do one or more of the following to provide additional resources during the first half of 2010:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner;

•	reduce our operating expenditures; or

•	increase sales to current customers and markets.

While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. Financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At December 31, 2009, we had an accumulated deficit of $122.2 million and net working capital of $0.7 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 30, 2010 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.6 million, at December 31, 2009, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We have amended our lease agreement for rent deferrals and, if we default under our lease agreement in the future, our landlord could terminate our lease, which would adversely affect our business. In November 2008, we negotiated a $15,000 rent deferral for each of November 2008, December 2008 and January 2009 and, in March 2009, we entered into an agreement pursuant to which we deferred $12,000 of rent for each of February, March and April 2009. On July 8, 2009, we entered into another amendment to our lease agreement, effective June 30, 2009, pursuant to which we deferred $12,000 of rent for each of May and June 2009. Absent certain triggering events causing the deferred rent to be due sooner, we will be required to start repaying the deferred rent in January 2011, when it is to be repaid in twelve equal installments, plus accrued interest. If we are unable to make the payments under the lease when due, including the deferred rent payments, or are unable to negotiate additional rent deferrals, our landlord could declare an event of default and terminate our lease, which would have a material adverse effect on our business.

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

We depend on a few significant customers. Our top three customers accounted for 75% of our total product sales in 2009. If any of these customers delays, reduces or ceases ordering our products or services, our business would be negatively affected. For example, in the later part of the fourth quarter of 2009, Merial informed us of an additional request on the new spring-powered device we are developing for them. This request added additional time to completion and delivery of the product to them thereby impacting our ability to reach the next milestone payment. This delay could also have an impact on sales until the extended delivery of new orders is processed after Merial sign off.

Our common stock is listed on the Over-the-Counter Bulletin Board, which may impair the price at which our common stock trades, the liquidity of the market for our common stock and our ability to obtain additional funding. The Over-the-Counter Bulletin Board is an electronic quotation service maintained by the Financial Industry Regulatory Authority (“FINRA”). As a consequence of this listing, the ability of a stockholder to sell our common stock, the price obtainable for our common stock and our ability to obtain additional funding may be materially impaired.

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

Certificate	Issue Date	Date Renewed
ISO 13485:2003 and CMDCAS	February 2006	January 2009
EC Certificate – Needle-free Injection Systems and Accessories (Biojector® 2000, cool.click®, ZetaJet™)	March 2007	January 2010
EC Certificate – Vial Adapters and Reconstitution Kits	March 2007	January 2009

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock, convertible debt and exercise of warrants. In addition, as of December 31, 2009, we had approximately 788,000 shares of common stock available for future issuance under our stock incentive plan. As of December 31, 2009, options to purchase approximately 307,000 shares of common stock were outstanding and approximately 157,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock and warrants to purchase common stock representing in aggregate approximately 43.5% of our outstanding voting power (assuming exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal manufacturing and support facilities are located in approximately 40,500 square feet of leased office and manufacturing space in Tualatin, Oregon. The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area. The lease, which expires October 31, 2014, has one option to extend for an additional five-year term. The rent is approximately $30,000 per month averaged over the life of the lease term. In 2008 and 2009, we negotiated several rent deferrals. See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Prior to July 23, 2008 our common stock traded on the NASDAQ Capital Market under the symbol BJCT. Trading in our common stock was transferred to the Over-the-Counter Bulletin Board, effective with the open of the market on July 23, 2008. The symbol remains BJCT. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2009.

Year Ended December 31, 2008	High	Low
Quarter 1	$0.68	$0.40
Quarter 2	0.45	0.34
Quarter 3	0.45	0.25
Quarter 4	0.27	0.07

Year Ended December 31, 2009	High	Low
Quarter 1	$0.10	$0.06
Quarter 2	0.33	0.08
Quarter 3	0.30	0.19
Quarter 4	0.28	0.07

As of January 19, 2010, there were 621 shareholders of record and approximately 4,040 beneficial shareholders.

We have not declared any cash dividends during our history and have no intention of declaring a cash dividend in the foreseeable future. Our term loan agreement prohibits us from paying cash dividends without the lender’s consent.

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	307,200	$1.58	787,916	(1)

Equity compensation plans not approved by shareholders(2)(3)	370,362	1.29	400,000

Total	677,562	$1.42	1,187,916

(1)	Represents 787,916 shares of common stock available for issuance under our 1992 Stock Incentive Plan. Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or non-statutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.

(2)	We have issued and outstanding warrants to purchase an aggregate of 370,362 shares of common stock to various non-employee consultants and advisors. The warrants are fully exercisable and have grant dates ranging from November 2004 to October 2008, with four, five and seven year terms and exercise prices ranging from $0.75 to $1.92.
(3)	Mr. Makar is entitled to receive up to an additional 400,000 shares of stock pursuant to his employment agreement if certain events or milestones are achieved. These awards are inducement grants made outside of the 1992 Stock Incentive Plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances.

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

Over the last two years, we continued to focus on strategic realignment with a key goal of protecting shareholder value and providing the best chances for Bioject to succeed. We implemented a three-pronged approach: (i) initially focusing on reducing our fixed operating expenses; (ii) improving revenue; and (iii) exploring strategic alternatives to advance new drug+device opportunities and enhance our long-term opportunities. The strategic approach and decisions made were challenging as it was necessary to maintain viability of the organization by striving for a positive cash balance while continuing to pay down debt.

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. We have been focusing our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical and biotechnology companies, as well as research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities both domestically and overseas as we expand our current product line. However, historically, finalizing agreements has been a long process and, given the current difficult global economic conditions, we believe that process will take even longer.

Our focus on reducing fixed operating expenses led to significant reductions in headcount and related expenses. In both March 2006 and 2007, and in January, 2008, we reduced the size of our workforce. In February 2009, we also implemented a 10% across-the-board temporary salary reduction for all employees and management took a voluntary temporary 20% reduction in base salary. At the date of the issuance of this Form 10-K, the temporary salary reductions were still in place.

Next, we aimed to increase our revenue by increasing product sales and adding license and development agreements. In October 2007, we entered into a new three-year supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial, a global animal health company, for a next generation companion animal device, which allows for the delivery of injectables. In addition, in January 2009, we extended our supply agreement with Ferring Pharmaceuticals to deliver the vial adapter for Ferring’s proprietary products. In addition, we experienced a significant increase in sales of devices from public health and military sectors for use in vaccinations. Some of the public health sales were for emergency preparedness efforts as well. We also initiated discussions with a number of potential new partners, as well as with past partners.

In order to enhance our long-term opportunities, we began to explore strategic alternatives to advance new drug+device opportunities and potential new business targets. In 2007, we completed a business assessment for strategic targeting and focusing on the most promising potential partnership opportunities, including opportunities to secure injectable indications allowing us to partner with a pharmaceutical or biotech company or create our own drug+device combinations for the market. Although we have suspended implementation of our drug+device strategy to conserve cash, we are committed to working with our current partners and assessing ways to ensure continued beneficial long-term partner relationships. In September 2008, we began working with Ferghana Partners, a leading health care investment bank, to explore strategic alternatives, including partnerships, mergers and acquisitions, fund raising and business development. We ended that relationship in October 2009. Some of the opportunities developed as a result of Ferghana’s efforts are ongoing and may still result in future opportunities. In addition, we continue to initiate discussions on our own with new potential partners within the large pharmaceutical market, the biotechnology market, the specialty pharmaceutical market and other markets.

We continued to expand our research agreements with government and non-governmental organizations and private industry, which may lead to new opportunities. These agreements incorporate some of our innovative new investigational devices, as well as our existing devices and our recently FDA 510(k)- cleared spring-powered technology.

During 2009, significant focus was spent on advancing our next-generation spring-powered device technology with auto-disable syringes. We successfully met the significant milestone of delivering working prototypes for a new companion animal device. We also gained FDA 510(k) clearance for the new ZetaJetTM device, which provides unique competitive differentiation for a wide range of human injectables. The ZetaJetTM provides new features in spring powered needle-free injection technology, including enhanced durability, flexibility for subcutaneous or intramuscular dosing and investigational use for intradermal applications, dosing volumes as low as 0.05 ml and up to 0.5 ml, an auto-disable syringe and an outer molding which can be formed into different shapes and colors for customized branding. The device can be utilized in a wide range of therapeutic, professional (including developing-world) and patient segments.

In December 2009, we sold an aggregate of 92,448 shares of our Series G Preferred Stock at a price of $13.00 per share under a Purchase Agreement with each of Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P. (collectively, “LOF”), and Edward Flynn. Gross proceeds from the sale were $1.2 million, payable by payment of $0.5 million in cash and the cancellation of the $0.6 million outstanding principal amount of and $0.1 million accrued interest through December 18, 2009 on two convertible subordinated promissory notes, each dated as of December 5, 2007, issued by us to LOF. Each share of Series G Preferred Stock is convertible, at any time at the option of the holder, into one hundred shares of common stock (subject to anti-dilution adjustments).

In January 2010, we established a strategic alliance with MPI Research, a leading pre-clinical research organization with experience in the development of injectable therapeutics. The strategic alliance creates a preferred partnership relationship, which allows us to gain access to a range of capabilities and resources needed for us to explore our drug+device opportunities, including access to pharmacologic, analytical, safety and other preclinical testing resources available at MPI Research. The strategic alliance offers MPI Research the opportunity to provide our needle-free technology as an alternate delivery option to current drug/biologic manufacturers who may be interested in seeking a more highly competitive and differentiable drug+device brand. This alliance also increases the possibility that we may be able to secure government sponsored grants or funding directed at improvements in drug+device or vaccine+device based treatments, which could also lead to potential new drug+device combinations.

We do not expect to report net income in 2010.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2009 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
$1.25 million PFG term loan	$150,000	$150,000	$—	$—	$—
Interest on $1.25 million PFG term loan	790	790	—	—	—
Operating leases and deferred rent(1)	2,122,915	408,132	936,991	777,792	—
Capital leases	22,208	15,835	6,373	—	—
Purchase order commitments(2)	582,219	582,219	—	—	—

	$2,878,132	$1,156,976	$943,364	$777,792	$—

(1)	Operating leases and deferred rent includes $110,000 of deferred rent due in 2010 or sooner. See also Note 14.
(2)	Purchase order commitments generally relate to future raw material inventory purchases, research and development projects and other operating expenses. However, $294,000 of the 2010 purchase order commitments is for capital equipment purchases for the benefit and ownership of a customer. While we are contractually obligated to make the purchases, the funds are generally provided to us by our customer in advance of delivery and prior to our payment for the purchases.

See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

CONVERSION OF $615,000 CONVERTIBLE NOTE

See Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ISSUANCE OF SERIES G PREFERRED STOCK AND REPAYMENT OF $600,000 NOTE

See above and also Notes 11 and 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

OUTSTANDING DEBT

$1.25 Million Convertible Loan

At December 31, 2009, $150,000 was outstanding under a term loan agreement with Partners For Growth, L.P. (“PFG”) for convertible debt financing. This loan matured and was paid off in March 2010. As a result of the derivative accounting, at December 31, 2009, this debt was recorded on our balance sheet at $125,000 and was being accreted on the effective interest method to its face value over the 18-month contractual term of the debt.

RESULTS OF OPERATIONS

The consolidated financial data for the years ended December 31, 2009 and 2008 are presented in the following table:

	Year Ended December 31,
	2009	2008
Revenue:
Net sales of products	$6,092,919	$5,805,928
Licensing and technology fees	599,072	666,846

	6,691,991	6,472,774
Operating expenses:
Manufacturing	4,067,494	4,195,318
Research and development	1,563,132	2,173,229
Selling, general and administrative	1,945,187	2,601,648

Total operating expenses	7,575,813	8,970,195

Operating loss	(883,822)	(2,497,421)

Interest income	11,239	39,771
Interest expense	(196,954)	(510,575)
Loss on extinguishment of debt	—	(597,525)
Change in fair value of derivative liabilities	(9,673)	522,084

	(195,388)	(546,245)

Net loss	(1,079,210)	(3,043,666)
Preferred stock dividend	(53,084)	(209,180)

Net loss allocable to common shareholders	$(1,132,294)	$(3,252,846)

Basic and diluted net loss per common share allocable to common shareholders	$(0.07)	$(0.20)

Shares used in per share calculations	17,027,748	15,933,486

Revenue

The $0.3 million, or 4.9%, increase in product sales in 2009 compared to 2008, was due primarily to the following:

•	an increase in sales to Ferring from $467,000 to $1.2 million, or 159%;

•	an increase in sales to the military from $276,000 to $498,000, or 80%; and

•	sales of $619,000 of B2000 product to various public health counties for use in their emergency preparedness programs in 2009. There were no sales to these counties in 2008.

These factors were partially offset by:

•	a decrease in sales to Serono from $1.9 million to $1.7 million, or 7%, due to the timing of orders from Serono; and

•	a decrease in sales to Merial from $2.2 million to $1.6 million, or 28%.

The changes in sales to the above entities were primarily due to fluctuations in their forecasts.

We currently have supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals Inc. and the U.S. federal government. Our agreement with Serono expires December 2010.

License and technology fees recognized in accordance with our agreements were as follows:

	Year Ended December 31,
	2009	2008
Serono	$104,310	$169,425
Merial	318,734	172,377
Vical	16,667	60,421
Royalty fees	100,702	126,622
Other	58,659	138,001

	$599,072	$666,846

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial. Our license agreement with Vical expired pursuant to its terms on August 6, 2009.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.1 million, or 3.0%, decrease in manufacturing expense in 2009 compared to 2008 was primarily due to a $94,000 non-cash charge in 2008 to fully write-off our goodwill balance, as well as an $82,000 decrease in stock-based compensation expense. These factors were partially offset by increased costs due to an increase in product sales. See Notes 2 and 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $0.6 million, or 28.1%, decrease in research and development expense in 2009 compared to 2008 was primarily due to a $139,000 decrease in stock-based compensation expense, the timing of expenses related to on-going projects and the implementation of salary reductions in February 2009. In addition, 2008 included $92,000 of restructuring and severance expense compared to none in 2009.

Current significant projects include the next generation ZetaJet™ device.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $0.7 million, or 25.2%, decrease in selling, general and administrative expense in 2009 compared to 2008 was due primarily to a $0.3 million decrease in stock-based compensation expense, salary reductions implemented in February 2009 and lower legal and corporate communications expenses.

Restructuring and Severance

Restructuring and severance charges were included as a component of operating expenses as follows:

	Year Ended December 31,
	2009	2008
Manufacturing	$—	$12,330
Research and development	—	92,135
Selling, general and administrative	—	764

Total	$—	$105,229

Interest Expense

Interest expense included the following:

	Year Ended December 31,
	2009	2008
Contractual interest expense	$94,188	$149,091
Amortization of debt issuance costs	6,790	144,690
Accretion of PFG and LOF convertible debt	95,976	216,794

	$196,954	$510,575

Loss on Extinguishment of Debt

The amendment of the convertible loan, as described in Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, was accounted for as an extinguishment of debt We determined that the net present value of the cash flows under the terms of the amendment was more than 10% different from the present value of the remaining cash flows under the terms of the original convertible loan. Due to the substantial difference, we determined an extinguishment of debt had occurred with the amendment, and, as such, it was necessary to reflect the convertible loan at its fair market value and record a loss on extinguishment of debt of approximately $0.6 million in 2008. The amount of the loss was determined based on the following:

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

Total cash at December 31, 2009 was $1.1 million compared to $1.4 million at December 31, 2008. We had working capital of $0.7 million at December 31, 2009 compared to a working capital deficit of $0.3 million at December 31, 2008. Our debt retirement costs were approximately $150,000 in the first quarter of 2010 to pay off the remaining balance on our convertible loan, which was paid in March 2010. Following the repayment of this outstanding debt, we did not have any debt outstanding. However, even with the sale of Series G Preferred shares and the related cash investment in December 2009, given our current cash, our March 2010 debt repayment and our current rate of cash usage, if no new licensing, development or supply agreements with significant up-front payments are entered into, we anticipate that we will be unable to continue operations beyond the second quarter of 2010, unless we obtain additional debt or equity financing.

The overall decrease in cash during 2009 resulted from $147,000 used for other investing activities, primarily patent applications, and $676,000 used for principal payments on short and long-term debt and capital leases, offset by $116,000 provided by operations and $500,000 net cash proceeds from the issuance of Series G Preferred Stock.

Net accounts receivable increased $0.4 million to $0.9 million at December 31, 2009 compared to $0.5 million at December 31, 2008. Receivables from four different customers accounted for a total of 97% of our accounts receivable balance at December 31, 2009, with individual accounts totaling 60%, 16%, 11% and 10%, respectively. For the customer representing 60% of our balance at December 31, 2009, $0.5 million related to equipment purchased on behalf of the customer. Of the accounts receivable due at December 31, 2009, $890,000 was collected prior to the filing of this Form 10-K. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $0.1 million to $0.9 million at December 31, 2009 compared to $1.0 million at December 31, 2008 primarily due to the consumption of prepaid raw materials purchased for Serono products.

Capital expenditures in 2009 totaled $18,000. We anticipate spending up to a total of $50,000 in 2010 for production molds for current research and development projects.

Accounts payable increased $0.2 million to $0.9 million at December 31, 2009, compared to $0.7 million at December 31, 2008, primarily due to equipment purchases for the customer mentioned above.

Other accrued liabilities increased $0.2 million to $0.7 million at December 31, 2009 compared to $0.5 million at December 31, 2008 primarily due to Serono inventory credits. Serono could begin taking the credits against current invoices for these credits or require repayment at any time for this amount.

Derivative liabilities of $32,000 at December 31, 2009 reflect the fair value of the derivative liabilities associated with certain of our debt and equity transactions. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a non-cash component of earnings.

Deferred revenue totaled $1.5 million and $1.8 million at December 31, 2009 and 2008, respectively. The balance at December 31, 2009 included $1.4 million received from Merial and $0.1 million received from Serono.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 17 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

Our critical accounting policies and estimates include the following:

•	revenue recognition for product development and license fee revenues;

•	inventory valuation;

•	long-lived asset impairment; and

•	stock-based compensation.

Revenue Recognition for Product Development and License Fee Revenues

Product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. Revenue arrangements with multiple elements are broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that cannot be separated must be accounted for as a combined unit. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2009, deferred revenues totaled approximately $1.5 million and included amounts received from Merial and Serono.

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

Long-Lived Asset Impairment

We evaluate our long-lived assets and certain identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. We did not recognize any impairment of our long-lived assets during 2009 or 2008. If circumstances related to our long-lived assets change, we may record impairment charges in the future.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, restricted stock and stock purchases related to our ESPP based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our share-based awards.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders

Bioject Medical Technologies Inc.

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Portland, Oregon
March 30, 2010

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,146,318	$1,351,892
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,133	899,311	477,329
Inventories	867,676	1,007,423
Other current assets	20,951	74,675

Total current assets	2,934,256	2,911,319

Property and equipment, net of accumulated depreciation of $7,343,888 and $6,787,613	1,070,088	1,608,761
Other assets, net	1,251,838	1,276,521

Total assets	$5,256,182	$5,796,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$124,758	$688,782
Current portion of long-term debt	—	650,761
Accounts payable	949,963	673,023
Accrued payroll	163,512	161,622
Derivative liabilities	32,451	22,778
Other accrued liabilities	690,663	518,412
Deferred revenue	276,272	489,993

Total current liabilities	2,237,619	3,205,371

Long-term liabilities:
Deferred revenue	1,222,427	1,348,417
Other long-term liabilities	348,161	309,996

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at December 31, 2009 and 2008, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at December 31, 2009 and 2008, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at December 31, 2009 and 2008, liquidation preference of $75 per share	720,018	670,134
Series G Convertible - 92,448 and zero shares issued and outstanding at December 31, 2009 and 2008, liquidation preference of $13 per share	1,205,034	—
Common stock, no par value, 100,000,000 shares authorized; 17,729,113 shares and 16,436,420 shares issued and outstanding at December 31, 2009 and 2008	114,355,059	113,962,525
Accumulated deficit	(122,189,370)	(121,057,076)

Total shareholders’ equity	1,447,975	932,817

Total liabilities and shareholders’ equity	$5,256,182	$5,796,601

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2009	2008
Revenue:
Net sales of products	$6,092,919	$5,805,928
Licensing and technology fees	599,072	666,846

	6,691,991	6,472,774

Operating expenses:
Manufacturing	4,067,494	4,195,318
Research and development	1,563,132	2,173,229
Selling, general and administrative	1,945,187	2,601,648

Total operating expenses	7,575,813	8,970,195

Operating loss	(883,822)	(2,497,421)

Interest income	11,239	39,771
Interest expense	(196,954)	(510,575)
Loss on extinguishment of debt	—	(597,525)
Change in fair value of derivative liabilities	(9,673)	522,084

	(195,388)	(546,245)

Net loss	(1,079,210)	(3,043,666)
Preferred stock dividends	(53,084)	(209,180)

Net loss allocable to common shareholders	$(1,132,294)	$(3,252,846)

Basic and diluted net loss per common share allocable to common shareholders	$(0.07)	$(0.20)

Shares used in per share calculations	17,027,748	15,933,486

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock								Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	2,086,957	$1,878,768	3,308,392	$5,316,106	—	$—	—	$—	15,403,705	$113,018,663	$(117,804,230)	$2,409,307
Conversion of $615,000 convertible note and accrued interest	—	—	—	—	8,314	623,550	—	—	—	—	—	623,550
Compensation expense related to fair value of stock-based awards	—	—	—	—	—	—	—	—	272,433	824,925	—	824,925
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	—	—	421,267	87,802	—	87,802
Issuance of warrants in exchange for services	—	—	—	—	—	—	—	—	—	31,135	—	31,135
Restricted stock awards earned pursuant to stock plans	—	—	—	—	—	—	—	—	339,015	—	—	—
Series E Preferred Stock dividends	—	—	—	162,360	—	—	—	—	—	—	—	162,360
Series F Preferred Stock dividends	—	—	—	—	—	46,584	—	—		—	—	46,584
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	—	—	(3,252,846)	(3,252,846)

Balance at December 31, 2008	2,086,957	1,878,768	3,308,392	5,478,466	8,314	670,134	—	—	16,436,420	113,962,525	(121,057,076)	932,817
Compensation expense related to fair value of stock-based awards	—	—	—	—	—	—	—	—	688,053	316,617	—	316,617
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	—	—	604,640	75,917	—	75,917
Conversion of $600,000 convertible note and accrued interest	—	—	—	—	—	—	92,448	1,201,834	—	—	—	1,201,834
Series F Preferred Stock dividends	—	—	—	—	—	49,884	—	—	—	—	—	49,884
Series G Preferred Stock dividends	—	—	—	—	—	—	—	3,200	—	—	—	3,200
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	—	—	(1,132,294)	(1,132,294)

Balance at December 31, 2009	2,086,957	$1,878,768	3,308,392	$5,478,466	8,314	$720,018	92,448	$1,205,034	17,729,113	$114,355,059	$(122,189,370)	$1,447,975

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,079,210)	$(3,043,666)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation expense related to fair value of stock-based awards	316,617	824,925
Stock contributed to 401(k) Plan	57,117	66,334
Contributed capital for services	—	31,135
Depreciation and amortization	667,883	846,613
Goodwill impairment	—	94,074
Patent write-off	59,947	23,184
Other non-cash interest expense	153,839	411,478
Change in fair value of derivative instruments	9,673	(522,084)
Loss on extinguishment of debt	—	597,525
Change in deferred rent	54,071	21,001
Changes in operating assets and liabilities:
Accounts receivable, net	(421,982)	370,053
Inventories	139,747	(230,272)
Other current assets	46,934	6,029
Accounts payable	276,940	(379,341)
Accrued payroll	1,890	(17,229)
Accrued severance and related liabilities and other accrued liabilities	172,251	(330,593)
Deferred revenue	(339,711)	1,420,296

Net cash provided by operating activities	116,006	189,462

Cash flows from investing activities:
Maturity of marketable securities	—	666,534
Capital expenditures	(17,602)	(46,512)
Other assets	(146,872)	(182,694)

Net cash provided by (used in) investing activities	(164,474)	437,328

Cash flows from financing activities:
Payments on revolving note payable, net	—	(52,475)
Payments made on capital lease obligations	(15,906)	(26,596)
Payments made on short and long-term debt	(660,000)	(940,000)
Net proceeds from sale of Series G preferred stock	500,000	—
Net proceeds from sale of common stock	18,800	21,468

Net cash used in financing activities	(157,106)	(997,603)

Decrease in cash	(205,574)	(370,813)

Cash:
Beginning of year	1,351,892	1,722,705

End of year	$1,146,318	$1,351,892

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,018	$98,759
Supplemental non-cash information:
Warrants issued in exchange for services and debt financings	$—	$31,135
Severance costs settled in restricted stock	—	40,536
Preferred stock dividend to be settled in Series E, Series F or Series G preferred stock	53,084	209,180
Issuance of Series F preferred stock in exchange for note payable and accrued interest	—	623,550
Issuance of Series G preferred stock in exchange for note payable and accrued interest	701,834	—

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

Going Concern and Cash Requirements

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2009, we had an accumulated deficit of $122.2 million with total shareholders’ equity of $1.4 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At December 31, 2009, cash was $1.1 million and we had working capital of $0.7 million.

In December 2009, we sold an aggregate of 92,448 shares of our Series G Convertible Preferred Stock (the “Series G Preferred Stock”) at a price of $13.00 per share. Gross proceeds from the sale were $1.2 million, payable by payment of $0.5 million in cash and the cancellation of our $0.6 million outstanding principal amount of and $0.1 million accrued interest through December 18, 2009 on two Convertible Subordinated Promissory Notes (see also Notes 12 and 13). As of December 31, 2009, we had $150,000 of debt outstanding, all of which was repaid in the first quarter of 2010.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, including temporary salary reductions and rent deferrals. In addition, we delayed capital and maintenance expenditures and restructured our debt. However, if we do not enter into an adequate number of licensing, development and supply agreements with up-front payments, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner;

•	reduce our operating expenditures; or

•	increase sales to current customers and markets.

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

Historically, we have not had significant write-offs related to our accounts receivable. Our bad debt reserve totaled $5,000 at both December 31, 2009 and 2008 and activity related to the bad debt reserve was immaterial in 2009 and 2008. Bad debt expense totaled $0 and $8,700 in 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $622,000 and $612,000, respectively, at December 31, 2009 and 2008, consisted of the following:

	December 31,
	2009	2008
Raw materials and components	$496,208	$729,850
Work in process	132,537	38,760
Finished goods	238,931	238,813

	$867,676	$1,007,423

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

Goodwill

We tested our goodwill for impairment in the second quarter of 2008 and determined that an impairment had occurred. Accordingly, we recorded a non-cash charge of $94,074 as a component of manufacturing expense in the second quarter of 2008 to fully write-off our goodwill balance. At December 31, 2009 and 2008, we did not have any goodwill recorded on our balance sheet.

Other Assets

Other assets include costs incurred in the patent application process and debt issuance costs, including amounts related to the value of warrants issued in connection with certain debt facilities (see Note 13). Identifiable intangible assets with definite useful lives are amortized over the estimated useful life. We amortize our patent costs on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Our patents are evaluated for impairment as discussed below in “Accounting for Long-Lived Assets.” The debt issuance costs, including the value of the warrants, are being amortized to interest expense over the lives of the related debt.

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. No impairment charges related to our long-lived assets were recorded during 2009 or 2008.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2009 and 2008. See also Note 4.

Fair Value of Derivative Liabilities

We recorded derivative liabilities in connection with our convertible debt and equity financing agreements entered into in 2006. Derivative liabilities are presented at fair value each reporting period and changes in fair value are recorded in earnings. The fair value of derivative liabilities is determined using the Black-Scholes valuation model as described in Note 4.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is assured.

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2009	2008
Merial	26%	38%
Serono	29%	32%
Ferring	20%	*

*	Less than 10%.

At December 31, 2009 and 2008, accounts receivable from Merial accounted for approximately 60% and 45%, respectively, of our gross accounts receivable. Three additional customers accounted for a total of 37% of our gross accounts receivable as of December 31, 2009. Four additional customers accounted for a total of 42% of our gross accounts receivable as of December 31, 2008.

License and Development Fees

Product development revenue is recognized, to the extent of cash received, on a percentage-of-completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. Revenue arrangements with multiple elements are required to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that cannot be separated must be accounted for as a combined unit. Should agreements be terminated prior to completion, or should we change our estimates of percentage of completion, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2009, deferred revenues totaled approximately $1.5 million and included amounts received from Merial and Serono.

Licensing and Development Agreements

During 2009 or 2008, we had licensing and/or development agreements, which often included commercial product supply provisions, with Merial, the Centers for Disease Control and Prevention and Vical. A detailed summary of the agreements follows:

Merial In August 2002, we entered into an exclusive license and supply agreement with Merial, the world’s leading animal health company, for delivery of Merial’s veterinary pharmaceuticals and vaccines utilizing a veterinary-focused needle-free injector system for production animals, which is currently in development. The agreement had an original term of five years and was extended in August 2007 through December 2009 and has not been renewed. Commercialization was achieved in February 2007.

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

The March 2004 agreement may be terminated by Merial for any reason and all of the agreements may be terminated by either party for failure to meet contractual obligations or for bankruptcy.

In May 2006, we signed an additional agreement with Merial to deliver a modified Vitajet® 3 for delivery of one of their proprietary vaccines for use in the companion animal market. This agreement was terminated upon entering into the June 2008 agreement discussed below.

In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial for a next generation companion animal device, which allows for the delivery of injectables. The agreement included a non-refundable, up-front license payment of $1.4 million, $319,000 and $172,000 of which was recognized as license and technology fee revenue in 2009 and 2008, respectively, with the balance to be recognized over the term of the agreement. The agreement also includes development milestones with associated payments, provisions for capital equipment and a supply agreement extending up to 10 years. In 2009 and 2008, we received development milestone payments totaling $0.1 million and $0.2 million, respectively. We also had product sales to Merial totaling $1.6 million and $2.2 million, respectively, in 2009 and 2008.

We are also entitled to receive royalty payments on Merial’s vaccine sales under the 2004 agreement, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2009 and 2008, total deferred revenue related to Merial was $1.4 million and $1.6 million respectively.

Agreement with an Undisclosed U.S. Pharmaceutical Company In December 2005, we entered into a feasibility study, option and license agreement with an undisclosed pharmaceutical company to design and develop a reliable, cost-effective, pre-filled disposable version of our Iject® device. We received non-refundable development fees of $1.1 million. We completed Phase I in the second quarter of 2008, but the agreement did not move forward into Phase II.

At both December 31, 2009 and 2008, we did not have any deferred revenue related to this agreement. Revenue recognized pursuant to this agreement was $0 and $78,000, respectively, in 2009 and 2008.

Centers for Disease Control and Prevention In October 2005, we received a Small Business Innovation Research Grant (“SBIR”) from the Centers for Disease Control and Prevention (“CDC”) for the Phase I development of a single-dose injection delivery system. Terms of the agreement included progress billings over the six-month term, which were offset against project costs. In October 2006, we received a Phase II SBIR contract from the CDC for further development of a Disposable Cartridge Jet Injection device for safer, needle-free global immunizations. This Phase II funding was for a two-year period for improvements in product design and the continued development of a spring-powered prototype, which was designed and built in Phase I.

At both December 31, 2009 and 2008, we did not have any deferred revenue related to these agreements. Revenue recognized pursuant to these agreements was $0 and $32,000, respectively, in 2009 and 2008. In addition, we were reimbursed for $293,000 of expenses incurred in 2008.

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

At December 31, 2009 and 2008, deferred revenue related to this agreement was $0 and $17,000, respectively. Revenue recognized pursuant to the agreement was $17,000 and $60,000, respectively, in 2009 and 2008.

Supply Agreements

In addition to the agreements described above, we currently have significant supply agreements or commitments with Serono, Ferring Pharmaceuticals Inc. and the U.S. federal government.

Serono In October 2007, we entered into a three-year, non-exclusive supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. We believe that the terms of this agreement are more favorable to us than previous agreements with Serono in that it is non-exclusive and that the economic terms are more favorable. In accordance with this agreement, Serono prepaid us to maintain certain inventory levels in order to have flexibility in its forecasting and ordering. Prepaid inventory totaled $0.2 million and $0.4 million at December 31, 2009 and 2008, respectively, and was included as a component of other accrued liabilities. At December 31, 2009 and 2008, deferred revenue related to Serono was $0.1 million and $0.2 million, respectively. We recognized revenue related to this and previous agreements with Serono totaling $1.8 million and $2.0 million in 2009 and 2008, respectively.

Ferring Pharmaceuticals Inc. We had a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, which was extended in January 2007 by Ferring for two consecutive 12-month periods. In January 2009, we extended our agreement with Ferring for an additional three years with two, one-year options. Revenue recognized pursuant to this agreement and other product sales totaled $1.2 million and $0.5 million in 2009 and 2008, respectively.

In addition to the above agreements and commitments, we sell our needle-free injection system, the Biojector® 2000, or B2000, directly to the military under a federal supply agreement and solicited healthcare professionals, which allows clinicians to inject medications through the skin, both intramuscularly and subcutaneously, without a needle. Currently, our Biojector® 2000 is being utilized by the National Institutes of Health in human trials of vaccines for HIV.

Other Revenue Recognition Policies

We provide volume discounts to our customers, which are recorded as a reduction to revenue upon the sale of the related products.

Our return policy allows for unopened merchandise to be returned within 60 days of purchase for a 20% restocking fee. Returns have historically been immaterial and we do not maintain a reserve for returns. Returns are recorded as a reduction to revenue upon receipt, and the 20% restocking fee is recorded as revenue at the same time.

We recognize revenue related to products being developed pursuant to license and development agreements upon customer acceptance.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2009 and 2008, our deferred tax assets had a 100% valuation allowance.

We recognize benefits related to uncertain tax return positions in the financial statements if they are “more-likely-than-not” to be sustained by the taxing authority. We treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements.

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B2000 product line and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities. Our warranty accrual totaled $5,000 at both December 31, 2009 and 2008. We have not experienced significant warranty activity at any time in the past and we do not expect significant warranty activity in the future.

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

Segment Reporting and Enterprise-Wide Disclosures

We operated in one segment during 2009 and 2008.

Revenue by product line was as follows:

	Year Ended December 31,
	2009	2008
Biojector® 2000 (or CO2 powered)	$1,490,471	$848,495
Spring Powered	3,305,119	4,387,806
Vial Adapters	1,297,329	569,627

	6,092,919	5,805,928
License and Technology Fees	599,072	666,846

	$6,691,991	$6,472,774

In 2009 and 2008, we sold previously fully reserved inventory of B2000 devices for approximately $195,000 and $24,000, respectively.

Geographic revenues were as follows:

	Year Ended December 31,
	2009	2008
United States	$4,846,250	$4,550,976
All other	1,845,741	1,921,798

	$6,691,991	$6,472,774

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

We were in a loss position for both periods presented and, accordingly, there is no difference between basic loss per share and diluted loss per share since the common stock equivalents and the effect of convertible preferred stock and convertible debt under the “if-converted” method would be antidilutive.

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows:

	Year Ended December 31,
	2009	2008
Stock options, restricted stock and warrants	2,933,211	3,626,679
Convertible preferred stock	15,471,549	6,226,749
Series E Payment-in-kind dividends	550,516	550,516
Series F Payment-in-kind dividends	128,624	62,112
Series G Payment-in-kind dividends	24,615	—
$1.25 million convertible debt	166,667	900,000
$600,000 convertible debt	—	800,000
Accrued interest on $600,000 convertible debt	—	93,512

Total	19,275,182	12,259,568

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

See Note 12 for additional information regarding stock-based compensation and our stock-based incentive plans.

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

Reclassifications

Certain immaterial reclassifications have been made to the prior period financial statements to conform with the current period presentation.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES:

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

Certain of our convertible debt and equity agreements include derivative liabilities. These instruments were recorded at fair value and are marked to market each period. The fair value of each of these instruments is determined using the Black-Scholes valuation model.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	December 31, 2009
	Fair Value	Input Level
Warrants issued in connection with $1.5 million bridge loan	$(30,039)	Level 3
$1.25 million convertible debt conversion feature	$(2,412)	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature
Black- Scholes Assumptions
Risk-free interest rate	2.31%	2.31%
Expected dividend yield	0.00%	0.00%
Contractual term (years)	0.94	0.42
Expected volatility	258%	243%

Certain Other Information
Fair value at December 31, 2008	$(8,926)	$(13,852)
Fair value at December 31, 2009	(30,039)	(2,412)
Change in fair value from December 31, 2008 to December 31, 2009	$21,113	$(11,440)

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2009	2008
Machinery and equipment	$4,852,178	$4,852,178
Production molds	3,068,027	2,994,890
Furniture and fixtures	351,719	351,719
Leasehold improvements	142,052	142,052
Assets in process	—	55,535

	8,413,976	8,396,374
Less – accumulated depreciation	(7,343,888)	(6,787,613)

	$1,070,088	$1,608,761

Depreciation expense was $556,000 and $735,000, respectively, in 2009 and 2008.

Assets in process include capital assets that are not yet ready for production and they are not depreciated until they are substantially complete and ready to be put into production. We did not record any capitalized interest related to our assets in process at December 31, 2008. At December 31, 2008, assets in process primarily included assets related to manufacturing equipment and tooling.

5. GOODWILL AND OTHER ASSETS:

Goodwill in the amount of $94,074 was written off during 2008 and, at December 31, 2009 and 2008, we did not have any goodwill on our balance sheet.

Other assets consist of patent costs and debt issuance costs. The gross amount of patents and debt issuance costs and the related accumulated amortization were as follows:

	December 31,
	2009	2008
Patents	$2,204,392	$2,224,623
Accumulated amortization	(952,554)	(948,102)

	$1,251,838	$1,276,521

Debt issuance costs	$—	$1,302,550
Accumulated amortization	—	(1,295,760)

	$—	$6,790

Amortization expense, including $59,947 and $23,184 for the write-off of abandoned patents in 2009 and 2008, respectively, was as follows:

Year Ended December 31,	Patents	Debt Issuance Costs
2009	$171,545	$6,790
2008	134,784	144,690

In addition, debt issuance costs of $110,138 were written off as a component of loss on early extinguishment of debt during 2008.

Patents are amortized over their useful lives of 17 years with no residual value. Amortization is as follows over the next five years and thereafter:

Year Ending December 31,	Patents
2010	$111,600
2011	120,000
2012	120,000
2013	120,000
2014	120,000
Thereafter	660,238

6. OTHER CURRENT LIABILITIES:

Included in other current liabilities was $618,000 and $417,000 at December 31, 2009 and 2008, respectively, related to prepaid inventory and credits for Serono.

7. 401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). We match 62.5% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock. Participants are allowed to sell our common stock held in their account and reinvest it in other plan options. We issued 493,712 and 311,931 shares, respectively, and recorded an expense of approximately $57,000 and $66,000, respectively, related to employer matches of our stock under the 401(k) Plan related to the years ended December 31, 2009 and 2008. The Board of Directors has reserved up to 1.3 million shares of common stock for these voluntary employer matches, of which 1.2 shares have been issued, or were committed to be issued, at December 31, 2009.

8. INCOME TAXES:

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2009	2008
Statutory tax rate	$(366,931)	$(1,034,846)
State taxes, net of federal tax	(33,344)	(89,505)
Permanent and other items	(14,379)	122,590
Stock-based compensation	64,949	112,986
Expiration of net operating losses	2,042,308	2,033,179
Valuation allowance	(1,692,603)	(1,144,404)

	$—	$—

We had the following deferred tax assets and (liabilities):

	December 31,
	2009	2008
Deferred tax assets:
Inventory	$273,882	$265,613
Deferred revenue	579,193	706,233
Other accrued liabilities	284,314	270,652
Net operating loss carryforwards and credits	34,893,300	36,545,052

	36,030,689	37,787,550

Deferred tax liabilities:
Depreciation and amortization	(250,845)	(315,103)

Total deferred tax assets, net	35,779,844	37,472,447
Less valuation allowance	(35,779,844)	(37,472,447)

Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was a decrease of $1.7 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively, mainly due to the expiration of net operating loss carryforwards. As of December 31, 2009, we had net operating loss carryforwards of approximately $91.3 million and $65.6 million available to reduce future federal and state taxable income, respectively, which expire in 2010 through 2029. Approximately $2.0 million of our carryforwards were generated as a result of deductions related to exercises of stock options. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

As of December 31, 2009, we had unused research tax credits of approximately $1.6 million available to reduce future federal income taxes. If unutilized, the credits expire between 2011 and 2029.

We did not have any unrecognized tax benefits or associated interest at December 31, 2009 and we do not expect any significant changes to our unrecognized tax benefits within the next 12 months. We file federal and various state and local income tax returns. With few exceptions, we are no longer subject to federal, state or local income tax examinations for years prior to 2005.

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

9. $1.25 MILLION CONVERTIBLE LOAN FORBEARANCE AGREEMENTS AND AMENDMENT

At December 31, 2009, $150,000 was outstanding under a term loan agreement with Partners For Growth, L.P. (“PFG”) for convertible debt financing. This loan matured and was paid off in March 2010. The loan’s principal payments were $55,000 per month, payable at PFG’s option. As a result of the derivative accounting, at December 31, 2009, this debt was recorded on our balance sheet at $125,000 and was being accreted on the effective interest method to its face value over the 18-month contractual term of the debt.

On November 19, 2007 we entered into Forbearance Agreement No. 1 with Partners for Growth, L.P. (“PFG”) in relation to the three loans that were then outstanding with PFG, which are referred to collectively as the “PFG Loans.” On May 30, 2008, we entered into Forbearance Agreement No. 2 with PFG in relation to the PFG Loans.

Effective September 15, 2008, we entered into a Waiver and Amendment to Loan and Security Agreement with PFG related to the convertible loan. The amendment was accounted for as an extinguishment of debt. We determined that the net present value of the cash flows under the terms of the amendment was more than 10% different from the present value of the remaining cash flows under the terms of the original convertible loan. Due to the substantial difference, we determined an extinguishment of debt had occurred with the amendment, and, as such, it was necessary to reflect the convertible loan at its fair market value and record a loss on extinguishment of debt of approximately $0.6 million in 2008. The amount of the loss was determined based on the following:

•	The difference between the Black-Scholes value of the convertible loan on September 15, 2008 and the unaccreted value on that date, which totaled $470,175; plus

•	The difference between the fair value of the derivative liability for the conversion feature, which totaled $17,212; plus

•	$110,138 of unamortized debt issuance costs associated with the original $1.25 million convertible debt.

Principal Payments Over the Next Five Years

Scheduled principal payments at December 31, 2009 were as follows:

Year Ending December 31,
2010	$150,000
2011	—
2012	—
2013	—
2014	—
Thereafter	—

$150,000

We paid off the $150,000 outstanding under the convertible loan in March 2010.

10. CONVERSION OF $615,000 CONVERTIBLE NOTE:

On January 22, 2008, we sold an aggregate of 8,314 shares (convertible at 100 common shares to one Preferred share) of our Series F Preferred Stock at a price of $75 per share under a Purchase Agreement with each of Edward Flynn, Ralph Makar, David Tierney, Richard Stout and Christine Farrell. Gross proceeds from the sale were $623,550, payable by cancellation of the outstanding $615,000 principal amount of, and accrued interest on, promissory notes issued by us to each of the Purchasers in November 2007.

11. CONVERSION OF $600,000 CONVERTIBLE NOTE:

In December 2009, we sold an aggregate of 92,448 shares of our Series G Convertible Preferred Stock (the “Series G Preferred Stock”) at a price of $13.00 per share under a Purchase Agreement with each of Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P. Gross proceeds from the sale were $1.2 million, payable by payment of $0.5 million in cash and the cancellation of the $0.6 million outstanding principal amount of and $0.1 million accrued interest through December 18, 2009 on two convertible subordinated promissory notes, dated as of December 5, 2007, issued by us to LOF.

12. SHAREHOLDERS’ EQUITY:

Shareholder Rights Plan

On July 1, 2002, we adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event of an unsolicited acquisition attempt. To implement the agreement, we issued a dividend of one right for each share of our common stock held by shareholders of record as of the close of business on July 19, 2002.

Pursuant to the terms of the Series G Convertible Preferred Stock Agreement (see below), on January 8, 2010, we entered into a Fifth Amendment to Rights Agreement, which changed the expiration date of the rights issued under the Rights Agreement to January 10, 2010. Accordingly, as of that date, the rights no longer exist and the Rights Agreement terminated.

Preferred Stock

We have authorized 10 million shares of preferred stock to be issued from time to time with such designations and preferences and other special rights and qualifications, limitations and restrictions thereon, as permitted by law and as fixed from time to time by resolution of the Board of Directors.

We entered into a Registration Rights Agreement, dated December 18, 2009, with the holders of our Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. The Registration Rights Agreement supersedes the Registration Rights Agreement, dated January 22, 2008, between us and the holders of our Series F Preferred Stock; Article 6 of the Securities Purchase Agreement, dated as of March 8, 2006 between us and the holders of our Series E Preferred Stock; and the Registration Rights Agreement, dated November 15, 2004, between us and the holders of our Series D Preferred Stock. Under the Registration Rights Agreement, we agreed to file a registration statement under the Securities Act of 1933 to register the underlying common stock issued or issuable upon conversion of the Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock within 180 days of demand by the majority of holders of registrable securities (as defined in the agreement). The agreement also grants the parties certain piggy-back registration rights.

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

•

The Series D Preferred Stock may be converted into common stock at the initial conversion rate of one share of Series D Preferred Stock being convertible into one share of common stock (subject to antidilution adjustments).

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

Series E Preferred Stock and Related $1.5 Million Convertible Debt Financing

On March 8, 2006, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LOF and several of its affiliates (collectively, the “LOF Affiliates”). Under the Securities Purchase Agreement, upon receiving shareholder approval at our annual meeting in May 2006, and the satisfaction of customary and other closing conditions, the LOF Affiliates purchased approximately

$3.0 million of our Series E Preferred Stock at $1.37 per share. Each share of Series E Preferred Stock is convertible into one share of common stock. The Series E Preferred Stock also included an 8% annual payment-in-kind dividend for 24 months. The Series E Preferred Stock was recorded at fair value on the date of issuance, approximately $3.1 million, and the difference of $109,000 was charged to net loss allocable to common shareholders as a beneficial conversion.

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

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expire in September 2010. Certain provisions contained in the Agreement precluded equity classification for the warrants. As a result, the fair value of the warrants, which was determined to be $667,000, was recorded as a derivative liability. See Note 13.

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

•	The Series E Preferred Stock and any related common stock equivalents outstanding are subject to antidilution adjustments.

•

On vote for each share of common stock into which Series E Preferred Stock could then be converted and, with respect to such vote, full voting rights and powers equal to the voting rights and powers of the holders of common stock;

•

So long as any of the originally issued shares of Series E Preferred Stock (subject to adjustment for any stock splits, stock dividends, combinations, recapitalizations, and the like and excluding payment-in-kind dividends) are outstanding as a single class, and except as otherwise mandated by applicable law or the terms of the Articles of Incorporation, Bioject shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of not less than a majority of the then outstanding Series E Preferred Stock, voting as a class:

•	take any action that adversely affects the rights, preferences and privileges of the holders of the Series E Preferred Stock;

•	amend, alter, or repeal any provision of, or add any provision to the Articles of Incorporation and/or the Articles of Amendment or bylaws of Bioject;

•	declare or pay dividends on shares of common stock or preferred stock that is junior to the Series E Preferred Stock;

•

create any new series or class of preferred stock or other security having a preference or priority as to dividends or upon liquidation senior to or pari passu with that of the Series E Preferred Stock;

•	reclassify any class or series of preferred stock into shares with a preference or priority as to dividends or assets superior to or on a parity with that of the Series E Preferred Stock;

•

apply any of its assets to the redemption or acquisition of shares of common stock or preferred stock, except pursuant to any agreement granting Bioject a right of first refusal or similar rights, and except in connection with purchases at fair market value from employees, advisors, officers, directors, consultants, and service providers of Bioject upon termination of employment or service;

•	increase or decrease the number of authorized shares of any series of preferred stock or common stock of Bioject;

•	agree to an acquisition of, or sale of all or substantially all of, our assets;

•	materially change the nature of Bioject’s business; or

•	liquidate, dissolve or wind up Bioject’s affairs.

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

Series G Convertible Preferred Stock

On December 18, 2009, we amended our Articles of Incorporation to designate 184,615 shares of our authorized preferred stock as Series G Preferred Stock. A description of the material rights and preferences of the Series G Preferred Stock is set forth below.

The Series G Preferred Stock is entitled to:

•

Receive 8% annual payment-in-kind dividends (“PIK Dividends”) per year; however, if we fail to declare or pay the PIK Dividends within 90 days of December 18 (beginning December 18, 2010), the PIK Dividends shall increase to 10%. PIK Dividends are payable in Series G Preferred Stock or cash at the option of the Board of Directors;

•

Receive on a pari passu basis with the holders of common stock, as if the Series G Preferred Stock had been converted into common stock immediately before the applicable record date, cash dividends at the same rate and in the same amount per share as any and all dividends declared and paid upon the then outstanding shares of common stock;

•

Receive, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of Bioject and before any payment is made in respect of the common stock, the Series F Preferred Stock, Series E Preferred Stock or the Series D Preferred Stock, an amount per share of Series G Preferred Stock equal to $13.00 (as adjusted for any stock dividends, combinations, splits, recapitalizations, and the like), plus all accrued but unpaid dividends thereon to the date fixed for distribution, including, without limitation, the PIK Dividends to the extent not previously issued (if our assets available for distribution to shareholders are insufficient to pay the holders of Series G Preferred Stock the full amount to which they are entitled, then all the assets available for distribution to our shareholders shall be distributed ratably first to the holders of the Series G Preferred Stock);

•

Be convertible, at any time at the option of the holder, into common stock at a conversion rate of one share of Series G Preferred Stock being convertible into one hundred shares of common stock (subject to anti-dilution adjustments);

•

One vote for each share of common stock into which Series G Preferred Stock could then be converted (excluding any PIK Dividends), and with respect to such vote, full voting rights, and powers equal to the voting rights and powers of the holders of common stock;

•

For so long as 90,000 shares of Series G Preferred Stock are outstanding, nominate two directors, and for so long as less than 90,000 and more than 50,000 shares of Series G Preferred Stock are outstanding, nominate one director;

•

Consent rights with respect to certain extraordinary transactions, including (i) any increase in the number of shares of common stock reserved for issuance under our 1992 Stock Incentive Plan in excess of 5,400,000 shares, or any reservation or issuance of shares of common stock to our employees or directors under any stock incentive plan or agreement not in effect on December 18, 2009 and (ii) any prepayment of indebtedness for borrowed money; and

•	Registration rights with respect to the shares of common stock issuable upon conversion of such shares of Series G Preferred Stock.

There is no restriction on the repurchase or redemption of the Series G Preferred Stock while there is an arrearage in the payment of dividends.

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

Stock Plans

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows:

	Year Ended December 31,
	2009	2008
Grant-date per share fair value of share options granted	$—	$0.16
Stock-based compensation recognized in results of operations	316,617	824,925
Fair value of restricted stock units that vested during the period	147,078	192,445

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the years ended December 31, 2009 or 2008.

The stock-based compensation was included in our statement of operations as follows:

	Year Ended December 31,
	2009	2008
Manufacturing	$21,879	$103,937
Research and development	61,727	200,546
Selling, general and administrative	233,011	520,442

	$316,617	$824,925

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2009	2008
Stock Incentive Plan
Risk-free interest rate	—	2.82%
Expected dividend yield	—	0%
Expected term	—	5 years
Expected volatility	—	78-83%

Employee Stock Purchase Plan
Risk-free interest rate	0.30-1.04%	2.41-3.12%
Expected dividend yield	0%	0%
Expected term	6 months	6 months
Expected volatility	255%-276%	110-205%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method. The expected volatility is calculated based on the actual volatility of our common stock over a 5 year period. The option pricing model assumes no dividend payments will be made through the expected term.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Restated 1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees and eligible non-employee agents, consultants, advisers and independent contractors by the Board of Directors under terms of the Bioject Medical Technologies Inc. Restated 1992 Stock Incentive Plan (the “Plan”). The Plan expires June 30, 2010. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by the Board or a committee of the Board. As amended, a total of up to 3,900,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. At December 31, 2009, we had option or restricted share grants covering 464,000 shares of our common stock available for grant and a total of 788,000 million shares of our common stock reserved for issuance.

Stock option activity for the year ended December 31, 2009 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	412,615	$2.01
Granted	—	—
Exercised	—	—
Forfeited	(105,415)	3.25

Outstanding at December 31, 2009	307,200	1.58

Certain information regarding options outstanding as of December 31, 2009 was as follows:

	Options Outstanding	Options Exercisable
Number	307,200	287,692
Weighted average exercise price	$1.58	$1.64
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	3.14 years	3.14 years

The aggregate intrinsic value in the table above is based on our closing stock price of $0.13 per share on December 31, 2009. No optionees had options with exercise prices less than $0.13 per share at December 31, 2009.

Restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2008	678,339	$0.61
Granted	—	—
Vested	(521,387)	0.62
Forfeited	—	—

Balances, December 31, 2009	156,952	0.60

As of December 31, 2009, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $185,000, which will be recognized over the weighted average remaining vesting period of 1.3 years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended (the “ESPP”), allowed for the issuance of 750,000 shares of our common stock. The ESPP was intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and was administered by our Board of Directors. The purchase price for shares purchased under the ESPP was 85% of the lesser of the fair market value at the beginning or end of the purchase period. A total of 110,928 shares were issued pursuant to the ESPP in 2009 at a weighted average price of $0.17 per share, which represented a $0.03 weighted average per share discount from the fair market value. At December 31, 2009, no shares were available for purchase under the ESPP as the plan terminated in November 2009.

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price
Balances, December 31, 2007	2,654,437	$0.75 – $1.92
Warrant issued to The Strategic Choice in connection with services provided in 2008, expiring February 8, 2012	31,875	0.75
Warrant issued to The Strategic Choice in connection with services provided in 2008, expiring March 31, 2012	59,375	0.75
Warrant issued to The Strategic Choice in connection with services provided in 2008, expiring June 30, 2012	18,125	0.75
Warrant issued to Andrew S. Forman in connection with services provided in 2008, expiring June 30, 2012	16,000	0.75
Warrant issued to Andrew S. Forman in connection with services provided in 2008, expiring September 30, 2012	24,000	0.75
Warrant issued to Andrew S. Forman in connection with services provided in 2008, expiring October 31, 2012	8,000	0.75
Warrant expired November 8, 2008 - Life Sciences Opportunities Funds	(626,087)	1.15

Balances, December 31, 2008 and 2009	2,185,725	0.75 – 1.92

No warrants were issued or exercised or expired during 2009.

All of the warrants issued in 2008 were immediately exercisable and expire four years from the date of grant. The value of the warrants issued to The Strategic Choice and to Andrew Forman in 2008 were determined using the Black-Scholes valuation model with the following assumptions and were expensed as a component of selling, general and administrative on the date of issue:

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

13. DERIVATIVE LIABILITIES:

Derivative Liabilities Related to $1.25 Million Convertible Debt

As certain provisions of the PFG $1.25 million convertible debt preclude equity classification for the conversion feature, the conversion feature was recorded at fair value at inception, as a derivative liability, and is marked to market on a quarterly basis through earnings, as a component of interest expense, until the debt is settled. The fair value of the derivative liability was determined to be $1.1 million, at inception, using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	5.0
Expected volatility	75.36%

In addition, the convertible interest feature represented an embedded derivative that did not qualify for equity classification. As a result, the convertible interest feature was recorded at fair value at inception, as a derivative liability, and was marked to market on a quarterly basis through earnings, as a component of interest expense. The convertible interest feature expired as of December 31, 2008.

The fair value at inception was determined to be approximately $130,000 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.65%-4.9%
Expected dividend yield	0.0%
Contractual term (years)	0.08-2.0
Expected volatility	61.0%-75.0%

Derivative Liability Related to Series E Preferred Stock and $1.5 Million Convertible Debt

Certain provisions contained in the Agreement precluded equity classification for the warrants issued in connection with the $1.5 million convertible debt. As a result, the fair value of the warrants was recorded as a derivative liability at inception, and is marked to market through earnings as a component of interest expense until the warrants are settled with common stock or expire.

Upon inception, the warrants were valued at $667,000 using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	4.82%
Expected dividend yield	0.0%
Contractual term (years)	4.5
Expected volatility	76.11%

See Note 3 for additional fair value information.

14. COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for space to house our Tualatin, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option. We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases. At December 31, 2009, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2010	$408,132	$15,835
2011	527,427	6,373
2012	409,564	—
2013	419,800	—
2014	357,992	—
Thereafter	—	—

Total minimum lease payments	$2,122,915	22,208

Less amounts representing interest and maintenance fees		(1,667)

Present value of future minimum lease payments		$20,541

At December 31, 2009 and 2008, the gross amount of assets on our balance sheet under capital leases was $22,000 and $56,000, respectively. Lease expense for the years ended December 31, 2009 and 2008 totaled $421,000 and $371,000, respectively.

Our 2003 facility lease includes deferred rent related to leasehold improvements made by the landlord. In addition, in November 2008, we negotiated a $15,000 rent deferral for each of November 2008, December 2008 and January 2009 and, in March 2009, we entered into an agreement pursuant to which we deferred $12,000 of rent for each of February, March and April 2009. On July 8, 2009, we entered into another amendment to our lease agreement, effective June 30, 2009, pursuant to which we deferred $12,000 of rent for each of May and June 2009. Amounts deferred, plus accrued interest at the rate of 9% per annum, shall be due within sixty (60) days upon the earlier to occur of (i) sale of all or substantially all of our assets or the acquisition or merger of Bioject or the occurrence of any other transaction identified in Section 4.15.4 of the original lease agreement, (ii) capital or equity raise of $3.0 million or more, (iii) the entering of a strategic partnership with up-front payments over $300,000, (iv) default by us under the lease; provided, that if none of the foregoing events have occurred by December 31, 2010, we shall commence paying back amounts deferred plus accrued interest in twelve (12) equal installments at the same time and in the same manner as base rent commencing on January 1, 2011 and on the first of each month thereafter until paid in full.

Unpaid deferred rent and accrued interest totaled $110,000 and $30,000 at December 31, 2009 and 2008, respectively, and was included as a component of other long-term liabilities on our consolidated balance sheets.

Purchase Order Commitments

At December 31, 2009, we had open purchase order commitments totaling approximately $582,000 through 2010, primarily related to inventory purchases for firm customer orders. Of this amount, $294,000 related to capital equipment purchases for the benefit and ownership of a customer, which will reimburse us for costs incurred.

15. RESTRUCTURING AND REORGANIZATION:

2008 Activities

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

Our accrued liability for past restructuring and severance activities totaled $0 at December 31, 2009 and 2008.

16. RELATED PARTY TRANSACTIONS:

Mr. Jerald Cobbs and Mr. Albert Hansen

Mr. Jerald Cobbs, a member of our Board of Directors, was the Managing Director of Signet Healthcare Partners (formerly Sanders Morris Harris) (“Signet”). Mr. Albert Hansen is a member of our Board of Directors and Managing Director of Signet. LOF and several of its affiliates are affiliates of Signet. As of December 31, 2009, LOF and several of its affiliates held 3,998,880 shares of our Series E Preferred Stock, including accrued payment-in-kind dividends. The 3,998,880 shares of our Series E Preferred Stock held by LOF and several of its affiliates are convertible into 3,998,880 shares of our common stock. The Series E Preferred Stock included an 8% annual payment-in-kind dividend for 24 months, which expired in the second quarter of 2008.

Certain funds affiliated with LOF and several of its affiliates also own 2,086,957 shares of our Series D Preferred Stock and 88,824 shares of our Series G Preferred Stock, including accrued dividends, which are convertible into 2,086,957 and 8,882,400 shares of our common stock, respectively.

LOF and several of its affiliates also hold warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share and 80,000 shares of our common stock at $0.75 per share. The warrants expire in September 2010 and December 2011, respectively.

The transactions with LOF were all deemed to be made at arms-length rates.

Mr. Edward Flynn

At December 31, 2009, Mr. Edward Flynn, a member of our Board of Directors, held 1,616,160 shares of our common stock, 676 shares of our Series F Preferred Stock, 3,870 shares of our Series G Preferred Stock, including preferred dividends, and a warrant for 66,667 shares of common stock. The Series F Preferred Stock and the Series G Preferred Stock are convertible into 676,000 and 387,000 shares of our common stock, respectively.

17. NEW ACCOUNTING PRONOUNCEMENTS:

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

Recent Accounting Guidance Not Yet Adopted

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

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

18. SUBSEQUENT EVENTS:

Termination of Rights Plan

Pursuant to the terms of the Series G Convertible Preferred Stock Agreement, on January 8, 2010, we entered into a Fifth Amendment to Rights Agreement, which changed the expiration date of the rights issued under the Rights Agreement to January 10, 2010. Accordingly, as of that date, the rights no longer exist and the Rights Agreement terminated.

Repayment of Convertible Debt Financing

At December 31, 2009, $150,000 was outstanding under a term loan agreement with PFG. This loan matured and was paid off in March 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.	OTHER INFORMATION

On January 7, 2010 the Board of Directors nominated Mr. Al Hansen as Chairman of the Board and appointed Board members to the following committees:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Edward Flynn (Chair)	David Tierney (Chair)	David Tierney (Chair)
Jerald Cobbs	Edward Flynn	Edward Flynn
Mark Logomasini	Mark Logomasini	Mark Logomasini

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 5. for Equity Compensation Plan Information.

Additional information required by this item is included in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 8-K dated November 15, 2004 and filed November 19, 2004.

3.1.1	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K dated May 30, 2006 and filed June 5, 2006.

3.1.2	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 in the Form 8-K filed January 23, 2008.

3.1.3	Articles of Amendment to 2002 Restated Articles of Incorporation. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

4.1.5	Fifth Amendment to Rights Agreement, dated January 8, 2010, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated January 8, 2010 and filed January 14, 2010.

10.1*	Standard Employment with Christine Farrell, dated January 21, 1997. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.1.1*	First Amendment to Standard Employment Agreement with Christine Farrell, dated November 2004. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.1.2*	Second Amendment to Standard Employment Agreement, dated December 31, 2008, between Bioject Medical Technologies Inc. and Christine Farrell. Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2008 and filed January 5, 2009.

Exhibit No.	Description
10.2*	Restated 1992 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.

10.2.1*	Standard Form of Stock Option Agreement. Incorporated by reference to Form 10-K for the year ended December 31, 2007.

10.2.2*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Form 8-K dated March 11, 2005 and filed March 17, 2005.

10.2.3*	Form of Restricted Stock Unit Award Agreement for January 19, 2006 grants (time-based vesting and performance-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.2.4*	Form of Restricted Stock Unit Award Agreement for June 1, 2006 grants (time-based vesting if performance measures achieved). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.2.5*	Form of Restricted Stock Unit Award Agreement for May 24, 2006 grants (time-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.3*	2000 Employee Stock Purchase Plan, as amended. Incorporated by reference to Form 8-K dated June 9, 2005 and filed June 13, 2005.

10.4	Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies, Inc., an Oregon corporation. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.

10.4.1	First Amendment to Lease dated December 2003 by and between the Multi-Employer Property Trust and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for the year ended December 31, 2008.

10.4.2	Second Amendment to Lease dated November 18, 2008 by and between the NewTower Trust Multi-Employer Property Trust and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for the year ended December 31, 2008.

10.4.3	Third Amendment to Lease dated March 25, 2009 by and between the NewTower Trust Multi-Employer Property Trust and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for the year ended December 31, 2008.

10.4.4	Fourth Amendment to Lease Agreement between MEPT Commerce Park Tualatin II and III LLC and Bioject Medical Technologies Inc. dated June 30, 2009. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

10.5	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-Q for the quarter ended December 31, 1999. (1)

10.5.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-K for the year ended March 31, 2000.

10.6	Loan and Security Agreement dated December 11, 2006 between Bioject Medical Technologies Inc., Bioject, Inc. and Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.7	Warrant, dated December 11, 2006, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.8	Warrant, dated December 15, 2004, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.9	Series “DD” Common Stock Purchase Warrant, dated June 20, 2005, issued to the Maxim Group. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.

10.10	Series “EE-1” Common Stock Purchase Warrant, dated June 20, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Form 8-K dated June 20, 2005 and filed June 21, 2005.

10.11	Series “EE-2” Common Stock Purchase Warrant, dated July 26, 2005, issued to RCC Ventures, LLC. Incorporated by reference to Exhibit 10.15 in the Form 10-K filed April 2, 2007.

10.12	Series “EE-3” Common Stock Purchase Warrant, dated August 21, 2006, issued to RCC Ventures, LLC. Incorporated by reference to Exhibit 10.16 in the Form 10-K filed April 2, 2007.

10.13	Form of Warrant dated March 8, 2006. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.14	Indemnity Agreement between Bioject Medical Technologies Inc. and Jerald S. Cobbs dated as of March 8, 2006. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

Exhibit No.	Description
10.15	Series G Convertible Preferred Stock Purchase Agreement dated December 18, 2009 between Bioject Medical Technologies Inc. Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., and Edward Flynn. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

10.15.1	Registration Rights Agreement dated December 18, 2009 between Bioject Medical Technologies, Inc., Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., Edward Flynn, Ralph Makar, David Tierney, Richard Stout, Christine Farrell, and the Investors listed on Exhibit A thereto. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

14	Code of Ethics. Incorporated by reference to Form 10-K for the year ended December 31, 2003.

21	List of Subsidiaries. Incorporated by reference to Form 10-K for the year ended March 31, 1999.

23	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Certain portions of this exhibit have been omitted based on a request for confidential treatment; these portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 30, 2010.

SIGNATURE	TITLE

/s/ RALPH MAKAR	Director and President
Ralph Makar	and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL	Vice President of Finance (Principal Financial and Accounting Officer)
Christine M. Farrell

/s/ AL HANSEN	Chairman of the Board
Al Hansen

/s/ JERALD S. COBBS	Director
Jerald S. Cobbs

/s/ EDWARD L. FLYNN	Director
Edward L. Flynn

/s/ MARK LOGOMASINI	Director
Mark Logomasini

/s/ DAVID S. TIERNEY	Director
David S. Tierney