Form 10-Q
period 2010-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2010-05-14
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock without par value	17,808,944
(Class)	(Outstanding at May 12, 2010)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$463,112	$1,146,318
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,149	909,031	899,311
Inventories	855,853	867,676
Other current assets	25,024	20,951

Total current assets	2,253,020	2,934,256

Property and equipment, net of accumulated depreciation of $7,465,357 and $7,343,888	948,619	1,070,088
Other assets, net	1,265,874	1,251,838

Total assets	$4,467,513	$5,256,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$—	$124,758
Accounts payable	713,588	949,963
Accrued payroll	163,144	163,512
Derivative liabilities	39,983	32,451
Other accrued liabilities	705,448	690,663
Deferred revenue	269,526	276,272

Total current liabilities	1,891,689	2,237,619

Long-term liabilities:
Deferred revenue	1,268,171	1,222,427
Other long-term liabilities	349,139	348,161

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at March 31, 2010 and December 31, 2009, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at March 31, 2010 and December 31, 2009, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at March 31, 2010 and December 31, 2009, liquidation preference of $75 per share	723,025	720,018
Series G Convertible - 92,448 shares issued and outstanding at March 31, 2010 and December 31, 2009, liquidation preference of $13 per share	1,227,251	1,205,034
Common stock, no par value, 100,000,000 shares authorized; 17,729,111 shares issued and outstanding at March 31, 2010 and December 31, 2009	114,408,261	114,355,059
Accumulated deficit	(122,757,257)	(122,189,370)

Total shareholders’ equity	958,514	1,447,975

Total liabilities and shareholders’ equity	$4,467,513	$5,256,182

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue:
Net sales of products	$1,091,368	$1,857,546
Licensing and technology fees	96,354	127,690

	1,187,722	1,985,236

Operating expenses:
Manufacturing	808,906	1,143,131
Research and development	372,369	436,874
Selling, general and administrative	513,847	581,035

Total operating expenses	1,695,122	2,161,040

Operating loss	(507,400)	(175,804)

Interest income	2,205	3,104
Interest expense	(29,936)	(50,118)
Change in fair value of derivative liabilities	(7,532)	(1,421)

	(35,263)	(48,435)

Net loss	(542,663)	(224,239)
Preferred stock dividends	(25,224)	(12,471)

Net loss allocable to common shareholders	$(567,887)	$(236,710)

Basic and diluted net loss per common share allocable to common shareholders	$(0.03)	$(0.01)

Shares used in per share calculations	17,729,111	16,613,432

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(542,663)	$(224,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to fair value of stock-based awards	53,202	85,590
Stock contributed to 401(k) plan	—	21,562
Depreciation and amortization	149,369	164,265
Other non-cash interest expense	25,242	39,069
Change in fair value of derivative instruments	7,532	1,421
Change in deferred revenue	38,998	37,149
Change in deferred rent	2,483	40,282
Changes in operating assets and liabilities:
Accounts receivable, net	(9,720)	(994,089)
Inventories	11,823	119,358
Other current assets	(4,073)	14,638
Accounts payable	(236,375)	317,905
Accrued payroll	(368)	7,952
Other accrued liabilities	14,785	208,358

Net cash used in operating activities	(489,765)	(160,779)

Cash flows from investing activities:
Other assets	(41,936)	(28,633)

Net cash used in investing activities	(41,936)	(28,633)

Cash flows from financing activities:
Principal payments made on short and long-term debt	(150,000)	(165,000)
Payments made on capital lease obligations	(1,505)	(3,829)

Net cash used in financing activities	(151,505)	(168,829)

Decrease in cash and cash equivalents	(683,206)	(358,241)

Cash and cash equivalents:
Beginning of period	1,146,318	1,351,892

End of period	$463,112	$993,651

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,210	$9,767

Supplemental disclosure of non-cash information:
Preferred stock dividend to be settled in Series F or Series G preferred stock	$25,224	$12,471

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three-month periods ended March 31, 2010 and 2009 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from Bioject Medical Technologies Inc.’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2010, we had an accumulated deficit of $122.8 million with total shareholders’ equity of $1.0 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At March 31, 2010, we had a cash balance of $0.5 million and we had working capital of $0.4 million.

In March 2010, we repaid the remaining $150,000 of debt we had outstanding and, as of March 31, 2010, we did not have any debt outstanding.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, including temporary salary reductions and rent deferrals. In addition, we delayed capital and maintenance expenditures and restructured our debt. However, if we do not enter into an adequate number of licensing, development and supply agreements with up-front payments or increase sales to current customers or markets during the second quarter of 2010, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

While management is committed to working on a number of strategic options and alternatives intended to keep us as a going concern, there is no assurance that we will be successful.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $602,000 and $622,000 at March 31, 2010 and December 31, 2009, respectively, consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials and components	$498,102	$496,208
Work in process	32,007	132,537
Finished goods	325,744	238,931

	$855,853	$867,676

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted net loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2010	2009
Stock options, restricted stock and warrants	2,907,733	3,023,641
Convertible preferred stock	15,471,549	6,226,749
Series E payment-in-kind dividends	550,516	550,516
Series F payment-in-kind dividends	133,263	62,112
Series G payment-in-kind dividends	195,519	—
$1.25 million convertible debt	—	716,667
$600,000 convertible debt	—	800,000
Accrued interest on $600,000 convertible debt	—	83,463

Total	19,258,580	11,463,148

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended March 31,
	2010	2009
Serono	33%	42%
Ferring	29%	11%
Merial	27%	30%

At March 31, 2010, accounts receivable from Serono, Ferring and Merial represented 35%, 19% and 38%, respectively, of the accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of March 31, 2010.

Note 5. Fair Value Measurements

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

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	March 31, 2010
	Fair Value	Input Level
Warrants issued in connection with $1.5 million bridge loan	$(39,983)	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature(1)
Black- Scholes Assumptions
Risk-free interest rate	0.43%	—
Expected dividend yield	0.00%	—
Contractual term (years)	0.44	—
Expected volatility	258%	—

Certain Other Information
Fair value at December 31, 2009	$(30,039)	$(2,412)
Change in fair value	(9,944)	2,412

Fair value at March 31, 2010	$(39,983)	$—

(1)	The $1.25 million convertible debt was paid off during the first quarter of 2010 and, accordingly, there is no value attributable to the conversion feature at March 31, 2010.

Note 6. Other Current Liabilities

Included in other current liabilities was $628,000 and $618,000 at March 31, 2010 and December 31, 2009, respectively, related to prepaid inventory and credits for Serono.

Note 7. Recent Accounting Guidance Not Yet Adopted

ASU 2010-17

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. While we are still analyzing the provisions of ASU 2010-17, we believe that our current practices are consistent with the guidance in ASU 2010-17 and, accordingly, we do not expect the adoption of the provisions of ASU 2010-17 to have any effect on our financial position, results of operations or cash flows.

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

In January 2010, we established a strategic alliance with MPI Research, a leading pre-clinical research organization with experience in the development of injectable therapeutics. The strategic alliance creates a preferred partnership relationship, which allows us to gain access to a range of capabilities and resources needed for us to explore our drug+device opportunities, including access to pharmacologic, analytical, safety and other preclinical testing resources available at MPI Research. The strategic alliance offers MPI Research the opportunity to provide our needle-free technology as an alternate delivery option to current drug/biologic manufacturers who may be interested in seeking a more highly competitive and differentiable drug+device brand. We believe this alliance also increases the possibility that we may be able to secure government sponsored grants or funding directed at improvements in drug+device or vaccine+device based treatments, which could also lead to potential new drug+device combinations.

In March 2010, we met the final milestone in our license, development and supply agreement with Merial Ltd, for their new state-of-the-art spring-powered device for feline leukemia and canine melanoma vaccinations for companion animals and we initiated the first product shipments of the new device to Merial at the end of the first quarter.

Although revenues for the first quarter of 2010 were lower than the same time period last year, we are undertaking actions related to both revenue and cash management in an attempt to improve our results. Such actions include the hiring of a new National Sales Manager who is focusing on increasing sales of our devices to the military and public health sectors. We are also exploring new options for funding of technologies to support the needs of the developing world and are targeting potential federally funded programs with our device technology in order to deliver new benefits for emergency preparedness and biodefense.

Also in March 2010, we repaid the remaining $150,000 of debt we had outstanding and, at March 31, 2010, we did not have any debt outstanding.

We do not expect to report net income in 2010.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of March 31, 2010 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating leases and deferred rent(1)	$2,027,056	$312,273	$936,991	$777,792	$—
Capital leases	17,863	11,490	6,373	—	—
Purchase order commitments(2)	416,208	416,208	—	—	—

	$2,461,127	$739,971	$943,364	$777,792	$—

(1)	Operating leases and deferred rent includes $110,000 of deferred rent due beginning January 2011, or sooner if certain events occur.
(2)	Purchase order commitments generally relate to future raw material inventory purchases, research and development projects and other operating expenses. However, $88,000 of the 2010 purchase order commitments is for capital equipment purchases for the benefit and ownership of a customer. While we are contractually obligated to make the purchases, the funds are generally provided to us by our customer in advance of delivery and prior to our payment for the purchases.

RESULTS OF OPERATIONS

The consolidated financial data for the three-month periods ended March 31, 2010 and 2009 are presented in the following table:

Three Months Ended March 31,	2010	2009
Revenue:
Net sales of products	$1,091,368	$1,857,546
License and technology fees	96,354	127,690

	1,187,722	1,985,236
Operating expenses:
Manufacturing	808,906	1,143,131
Research and development	372,369	436,874
Selling, general and administrative	513,847	581,035

Total operating expenses	1,695,122	2,161,040

Operating loss	(507,400)	(175,804)

Interest income	2,205	3,104
Interest expense	(29,936)	(50,118)
Change in fair value of derivative liabilities	(7,532)	(1,421)

Net loss	(542,663)	(224,239)
Preferred stock dividends	(25,224)	(12,471)

Net loss allocable to common shareholders	$(567,887)	$(236,710)

Basic and diluted net loss per common share allocable to common shareholders	$(0.03)	$(0.01)

Shares used in per share calculations	17,729,111	16,613,432

Revenue

Product sales decreased $766,000, or 41%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the following:

•	A decrease in sales to Serono from $785,000 to $360,000, or 54%, in the first quarter of 2010 compared to the first quarter of 2009 due to reductions in their forecast;

•	A decrease in sales to Merial from $557,000 to $293,000, or 47%, in the first quarter of 2010 compared to the first quarter of 2009, due to the timing of orders;

•	A decrease in sales to the military from $112,000 to $47,000, or 58%, in the first quarter of 2010 compared to the first quarter of 2009; and

•	The completion of a grant project for the Centers for Disease Control, which resulted in $137,000 of revenue in the first quarter of 2009 and no revenue in the first quarter of 2010.

These decreases were partially offset by an increase in sales to Ferring Pharmaceuticals of $107,000, or 51%, from $208,000 to $315,000 in the first quarter of 2010 compared to the first quarter of 2009.

We currently have supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals and the U.S. federal government. Our agreement with Serono expires in December 2010.

License and technology fees recognized in accordance with our agreements were as follows:

Three Months Ended March 31,	2010	2009
Merial	$42,011	$38,263
Serono	18,991	42,082
Royalty fees	25,352	26,186
Other	10,000	8,659
Vical	—	12,500

	$96,354	$127,690

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Manufacturing expense decreased $334,000, or 29%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower product sales.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies or incurred in the research and development of new products and modifications to existing products.

Research and development expense decreased $65,000, or 15%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the timing of expenses related to on-going projects.

Current significant projects include the next generation spring-powered device.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

Selling, general and administrative expense decreased $67,000, or 12%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the expiration of a consulting arrangement and lower stock-based compensation costs.

Interest Expense

Interest expense included the following:

	Three Months Ended March 31,
	2010	2009
Contractual interest expense	$4,694	$9,767
Amortization of debt issuance costs	—	17,086
Accretion of $1.25 million convertible debt	25,242	23,265

	$29,936	$50,118

Change in Fair Value of Derivative Liabilities

Our derivative liability is recorded at fair value and marked to market each period. The fair value is determined using the Black-Scholes valuation model.

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

Total cash at March 31, 2010 was $0.5 million compared to $1.1 million at December 31, 2009. We had working capital of $0.4 million at March 31, 2010 compared to $0.7 million at December 31, 2009. Our debt retirement costs were $150,000 in the first quarter of 2010 to pay off the remaining balance on our convertible loan, which was paid in March 2010. Following the repayment of this outstanding debt, we did not have any debt outstanding. However, even with the sale of Series G Preferred shares and the related cash investment in December 2009, given our current cash balance, our March 2010 debt repayment and our current rate of cash usage, if no new licensing, development or supply agreements with significant up-front payments are entered into or there is no significant increase in product sales in the second quarter of 2010, we anticipate that we will be unable to continue operations beyond the second quarter of 2010, unless we obtain additional debt or equity financing.

The overall decrease in cash during the first quarter of 2010 resulted from $490,000 of cash used in operating activities, $152,000 used for principal payments on debt and capital leases and $42,000 used for patent activity.

Net accounts receivable were $0.9 million at both March 31, 2010 and December 31, 2009. Receivables from three different customers accounted for a total of 92% of our accounts receivable balance at March 31, 2010, with individual accounts totaling 38%, 35% and 19%, respectively. For the customer representing 38% of our balance at March 31, 2010, $64,000 related to equipment purchased on their behalf compared to $0.5 million at December 31, 2009. Of the accounts receivable due at March 31, 2010, $859,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories were $0.9 million at both March 31, 2010 and December 31, 2009.

We did not have any capital expenditures in the first quarter of 2010. We anticipate spending up to a total of $50,000 in 2010 for production molds for current research and development projects.

Accounts payable decreased $0.2 million to $0.7 million at March 31, 2010, compared to $0.9 million at December 31, 2009, primarily due to payments for equipment purchases for the customer mentioned above.

Other accrued liabilities were $0.7 million at both March 31, 2010 and December 31, 2009. Included in the balance at both March 31, 2010 and December 31, 2009 was $0.6 million of inventory credits that Serono could begin taking against current invoices or require repayment at any time.

Derivative liabilities of $40,000 at March 31, 2010 reflect the fair value of warrants issued in connection with a March 2006 $1.5 million bridge loan. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a non-cash component of earnings.

Deferred revenue of $1.5 million at March 31, 2010 included $1.4 million received from Merial and $0.1 million received from Serono.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 30, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

We need to obtain funding in the second quarter of 2010 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions and the unavailability of funding could adversely affect our business and cause us to cease operations. At March 31, 2010, cash was $0.5 million and we had working capital of $0.4 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, even with the closing of the Series G Preferred Stock transaction in the fourth quarter of 2009, if we do not enter into an adequate number of licensing development and supply agreements with upfront payments or increase sales to current customers or markets, we expect that we will need to do one or more of the following to provide additional resources during the second quarter of 2010:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

This situation could be exacerbated if Serono uses its inventory credits against invoices or requires repayment of those credits. While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. Financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At March 31, 2010, we had an accumulated deficit of $122.8 million and net working capital of $0.4 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 30, 2010 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.3 million, at March 31, 2010, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We depend on a few significant customers. Our top three customers accounted for 89% of our total product sales in the first quarter of 2010. If any of these customers delays, reduces or ceases ordering our products or services, our business would be negatively affected.

Our common stock is listed on the Over-the-Counter Bulletin Board, which may impair the price at which our common stock trades, the liquidity of the market for our common stock and our ability to obtain additional funding. The Over-the-Counter Bulletin Board is an electronic quotation service maintained by the Financial Industry Regulatory Authority. As a consequence of this listing, the ability of a stockholder to sell our common stock, the price obtainable for our common stock and our ability to obtain additional funding may be materially impaired.

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

FDA regulatory processes are time consuming and expensive. Product applications submitted by us may not be cleared or approved by the FDA. In addition, our products must be manufactured in compliance with Good Manufacturing Practices, as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions and civil or criminal penalties. If we were to have a recall of our product in the field, it could negatively affect our results of operations, financial position and cash flows.

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

If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer. The price of our products exceeds the price of needle-syringe combinations and, if coverage or reimbursement levels are reduced, market acceptance of our products could be harmed. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector® 2000 system exceeds the price of a needle-syringe, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of the Biojector® 2000 system. In addition, on March 23, 2010 the Patient Protection and Affordable Care Act was signed into law and, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices. As this new law is implemented over the next 2-3 years, we will be in a better position to ascertain its impact on our business.

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

Manufacturing difficulties could delay product shipments to customers. Delays in receiving approval for the manufacture of customers’ products or delays related to internal manufacturing difficulties could delay the timing of shipments to customers and negatively affect our results of operations, financial position and cash flows.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock and exercise of warrants. In addition, as of March 31, 2010, we had approximately 763,000 shares of common stock available for future issuance under our stock incentive plan. As of March 31, 2010, options to purchase approximately 332,000 shares of common stock were outstanding and approximately 157,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Date: May 14, 2010	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)