Form 10-Q
period 2010-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2010-08-16
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	18,068,533
(Class)	(Outstanding at August 13, 2010)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$450,907	$1,146,318
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,149	504,198	899,311
Inventories	876,413	867,676
Other current assets	63,486	20,951

Total current assets	1,895,004	2,934,256

Property and equipment, net of accumulated depreciation of $7,584,997 and $7,343,888	828,978	1,070,088
Other assets, net	1,268,746	1,251,838

Total assets	$3,992,728	$5,256,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$—	$124,758
Accounts payable	667,906	949,963
Accrued payroll	191,510	163,512
Derivative liabilities	766	32,451
Other accrued liabilities	705,747	690,663
Deferred revenue	254,245	276,272

Total current liabilities	1,820,174	2,237,619

Long-term liabilities:
Deferred revenue	1,224,120	1,222,427
Other long-term liabilities	348,551	348,161

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at June 30, 2010 and December 31, 2009, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at June 30, 2010 and December 31, 2009, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at June 30, 2010 and December 31, 2009, liquidation preference of $75 per share	723,025	720,018
Series G Convertible - 92,448 shares issued and outstanding at June 30, 2010 and December 31, 2009, liquidation preference of $13 per share	1,251,358	1,205,034
Common stock, no par value, 100,000,000 shares authorized; 18,008,944 shares issued and outstanding at June 30, 2010 and 17,729,111 at December 31, 2010	114,605,704	114,355,059
Accumulated deficit	(123,337,438)	(122,189,370)

Total shareholders’ equity	599,883	1,447,975

Total liabilities and shareholders’ equity	$3,992,728	$5,256,182

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Net sales of products	$1,040,222	$1,551,655	$2,131,590	$3,409,201
License and technology fees	116,975	123,958	213,329	251,648

	1,157,197	1,675,613	2,344,919	3,660,849

Operating expenses:
Manufacturing	808,211	978,363	1,617,117	2,121,494
Research and development	372,931	334,844	745,300	771,718
Selling, general and administrative	569,448	470,002	1,083,295	1,051,037

Total operating expenses	1,750,590	1,783,209	3,445,712	3,944,249

Operating loss	(593,393)	(107,596)	(1,100,793)	(283,400)

Interest income	1,057	2,988	3,262	6,092
Interest expense	(2,955)	(51,817)	(32,891)	(101,935)
Change in fair value of derivative liabilities	39,217	(144,562)	31,685	(145,983)

	37,319	(193,391)	2,056	(241,826)

Net loss	(556,074)	(300,987)	(1,098,737)	(525,226)
Preferred stock dividend	(24,107)	(12,471)	(49,331)	(24,942)

Net loss allocable to common shareholders	$(580,181)	$(313,458)	$(1,148,068)	$(550,168)

Basic and diluted net loss per common share allocable to common shareholders	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Shares used in per share calculations	17,823,950	16,992,461	17,776,792	16,802,963

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,098,737)	$(525,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expenses related to fair value of stock-based awards	224,558	188,315
Stock contributed to 401(k) Plan	26,087	39,881
Depreciation and amortization	287,214	351,231
Other non-cash interest expense	25,242	77,471
Change in fair value of derivative instruments	(31,685)	145,983
Change in deferred revenue	(20,334)	(32,931)
Change in deferred rent	5,023	74,349
Changes in operating assets and liabilities:
Accounts receivable, net	395,113	(115,169)
Inventories	(8,737)	24,872
Other current assets	(42,535)	4,424
Accounts payable	(282,057)	111,907
Accrued payroll	27,998	(63,166)
Other accrued liabilities	15,084	145,853

Net cash provided by (used in) operating activities	(477,766)	427,794

Cash flows from investing activities:
Capital expenditures	—	(18,112)
Other assets	(63,012)	(90,990)

Net cash used in investing activities	(63,012)	(109,102)

Cash flows from financing activities:
Principal payments made on short and long-term debt	(150,000)	(330,000)
Payments made on capital lease obligations	(4,633)	(11,372)

Net cash used in financing activities	(154,633)	(341,372)

Decrease in cash	(695,411)	(22,680)

Cash:
Beginning of period	1,146,318	1,351,892

End of period	$450,907	$1,329,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,625	$21,169

Supplemental non-cash information:
Preferred stock dividend to be settled in Series F or Series G preferred stock	$49,331	$24,942

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three and six-month periods ended June 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from Bioject Medical Technologies Inc.’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2010, we had an accumulated deficit of $123.3 million with total shareholders’ equity of $0.6 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At June 30, 2010, we had a cash balance of $0.5 million and we had working capital of $0.1 million.

In March 2010, we repaid the remaining $150,000 of debt we had outstanding and, as of June 30, 2010, we did not have any short or long-term debt outstanding.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, including temporary salary reductions and rent deferrals. In addition, we delayed capital and maintenance expenditures. However, if we do not enter into one or more licensing, development and supply agreements with sufficient up-front payments or increase sales to current customers or markets during the third quarter of 2010, we will need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

While management is committed to working on a number of strategic options and alternatives intended to keep us as a going concern, there is no assurance that we will be successful.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $591,000 and $622,000 at June 30, 2010 and December 31, 2009, respectively, consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials and components	$542,628	$496,208
Work in process	52,331	132,537
Finished goods	281,454	238,931

	$876,413	$867,676

Note 3. Net Loss Per Common Share

The following common stock equivalents are excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Six Months Ended June 30,
	2010	2009
Stock options, restricted stock and warrants	4,934,731	3,224,641
Convertible preferred stock	15,471,626	6,226,749
Series E Payment-in-kind dividends	550,516	550,516
Series F Payment-in-kind dividends	133,263	95,997
Series G Payment-in-kind dividends	380,950	—
$1.25 million convertible debt	—	533,333
$600,000 convertible debt	—	800,000
Accrued interest on $600,000 convertible debt	—	99,244

Total	21,471,086	11,530,480

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Merial	37%	37%	32%	33%
Ferring	30%	25%	30%	17%
Serono	18%	28%	26%	36%

At June 30, 2010, accounts receivable from Merial, Ferring and Serono represented 51%, 21% and 16%, respectively, of the accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of June 30, 2010.

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

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

	June 30, 2010
	Fair Value	Input Level
Warrants issued in connection with 2006 $1.5 million bridge loan	$766	Level 3

	Warrants issued in connection with March 2006 $1.5 million bridge loan	$1.25 million convertible debt conversion feature(1)
Black- Scholes Assumptions
Risk-free interest rate	0.15%	—
Expected dividend yield	0.00%	—
Contractual term (years)	0.19	—
Expected volatility	191%	—

Certain Other Information
Fair value at December 31, 2009	$(30,039)	$(2,412)
Change in fair value	29,273	2,412

Fair value at June 30, 2010	$(766)	$—

(1)	The $1.25 million convertible debt was paid off during the first quarter of 2010 and, accordingly, there is no value attributable to the conversion feature at June 30, 2010.

Note 6. Other Current Liabilities

Included in other current liabilities was $628,000 and $618,000 at June 30, 2010 and December 31, 2009, respectively, related to prepaid inventory and credits for Serono.

Note 7. Amendments to 1992 Stock Incentive Plan

At our Annual Meeting of Shareholders, which was held June 10, 2010, our shareholders approved amendments to our 1992 Stock Incentive Plan (the “Plan”) to:

•	increase the number of shares reserved for issuance thereunder by 1,500,000 shares to a total of 5,400,000 shares; and

•	to extend the expiration date of the Plan from June 30, 2010 to June 9, 2020.

Note 8. Stock-Based Awards

On April 23, 2010, we granted options exercisable for a total of 600,000 shares of our common stock at an exercise price of $0.30 per share, the fair market value on the date of grant, to certain employees and executive officers. The options vested 50% immediately and will vest as to an additional 25% on each of the first and second anniversaries of the grant date. The fair value of the options granted, as determined utilizing the Black-Scholes valuation methodology, was approximately $170,000, $108,000 of which will be recognized in 2010.

On June 10, 2010, we granted options exercisable for a total of 1.38 million shares of our common stock at an exercise price of $0.15 per share, the fair market value on the date of grant, to certain employees, executive officers and members of our Board of Directors. The options vest as to 25% of the total on each of the first through fourth anniversaries of the grant date. The fair value of the options granted, as determined utilizing the Black-Scholes valuation methodology, was approximately $197,000, $27,000 of which will be recognized in 2010.

Also on June 10, 2010, we granted 400,000 restricted stock units (“RSUs”) to Mr. Makar, our President and Chief Executive Officer pursuant to his employment agreement with respect to his performance in 2008 and 2009. The RSUs vested immediately as to 50% of the shares and will vest as to an additional 25% of the shares on each of the first and second anniversaries of the grant date. This vesting schedule is accelerated as compared to the terms of Mr. Makar’s employment agreement in lieu of any cash bonus for 2008 or 2009. The RSUs had a fair value of $60,000, $37,500 of which will be recognized in 2010.

Stock-based compensation was recognized in our consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Manufacturing	$44,663	$14,737	$51,193	$35,472
Research and development	9,549	4,716	11,675	10,101
Selling, general and administrative	117,145	55,131	161,690	124,974

	$171,357	$74,584	$224,558	$170,547

Note 9. Recent Accounting Guidance Not Yet Adopted

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to meet production demands as a result of supply or other factors, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

In January 2010, we established a strategic alliance with MPI Research, a leading pre-clinical research organization with experience in the development of injectable therapeutics. The strategic alliance creates a preferred partnership relationship, which allows us to gain access to a range of capabilities and resources needed for us to explore drug+device opportunities, including access to pharmacologic, analytical, safety and other preclinical testing resources available at MPI Research. The strategic alliance offers MPI Research the opportunity to provide our needle-free technology as an alternate delivery option to current drug/biologic manufacturers who may be interested in seeking a more highly competitive and differentiable drug+device brand.

In March 2010, we met the final milestone in our license, development and supply agreement with Merial for their new state-of-the-art spring-powered device for feline leukemia and canine melanoma vaccinations for companion animals and we initiated the first product shipments of the new device to Merial at the end of the first quarter of 2010.

Although revenues for the first two quarters of 2010 were lower than the same time period last year, we are undertaking actions related to both revenue and cash management in an attempt to improve our results. Such actions include the hiring of a new National Sales Manager who is focusing on increasing sales of our devices to the military and public health sectors. We are also exploring new options for funding of technologies to support the needs of the developing world and are targeting potential federally funded programs with our device technology in order to deliver new benefits for emergency preparedness and biodefense.

Also in March 2010, we repaid the remaining $150,000 of debt we had outstanding and, at June 30, 2010, we did not have any short or long-term debt outstanding.

We do not expect to report net income in 2010.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of June 30, 2010 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating leases and deferred rent(1)	$1,920,562	$205,779	$936,991	$777,792	$—
Capital leases	13,518	7,145	6,373	—	—
Purchase order commitments(2)	566,744	566,744	—	—	—

	$2,500,824	$779,668	$943,364	$777,792	$—

(1)	Operating leases and deferred rent includes $115,000 of deferred rent due beginning January 2011, or sooner if certain events occur.
(2)	Purchase order commitments generally relate to future raw material inventory purchases, research and development projects and other operating expenses.

RESULTS OF OPERATIONS

The consolidated financial data for the three and six-month periods ended June 30, 2010 and 2009 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Net sales of products	$1,040,222	$1,551,655	$2,131,590	$3,409,201
License and technology fees	116,975	123,958	213,329	251,648

	1,157,197	1,675,613	2,344,919	3,660,849

Operating expenses:
Manufacturing	808,211	978,363	1,617,117	2,121,494
Research and development	372,931	334,844	745,300	771,718
Selling, general and administrative	569,448	470,002	1,083,295	1,051,037

Total operating expenses	1,750,590	1,783,209	3,445,712	3,944,249

Operating loss	(593,393)	(107,596)	(1,100,793)	(283,400)

Interest income	1,057	2,988	3,262	6,092
Interest expense	(2,955)	(51,817)	(32,891)	(101,935)
Change in fair value of derivative liabilities	39,217	(144,562)	31,685	(145,983)

Net loss	(556,074)	(300,987)	(1,098,737)	(525,226)
Preferred stock dividend	(24,107)	(12,471)	(49,331)	(24,942)

Net loss allocable to common shareholders	$(580,181)	$(313,458)	$(1,148,068)	$(550,168)

Basic and diluted net loss per common share allocable to common shareholders	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Shares used in per share calculations	17,823,950	16,992,461	17,776,792	16,802,963

Revenue

The $0.5 million, or 33.0%, decrease and the $1.3 million, or 37.5%, decrease in product sales in the three and six-month periods ended June 30, 2010, respectively, compared to the same periods of 2009, were due primarily to the following:

•

Decreases in sales to Serono from $441,000 to $186,000, or 57.9%, and from $1.2 million to $546,000, or 55.5% in the three and six-month periods ended June 30, 2010, respectively, compared to the same periods of 2009 due to reductions in their forecast in anticipation of the contract ending December 2010. We have firm orders through October 2010 and we do not expect Serono to continue purchasing from us after the contract expires;

•

Decreases in sales to Merial from $578,000 to $382,000, or 34.0%, and from $1.1 million to $674,000, or 39.3% in the three and six-month periods ended June 30, 2010, respectively, compared to the same periods of 2009, due to delays in the timing and delivery of orders of existing product and for the new spring-powered device as a result of delays in production ramp-up;

•	Decrease in sales to Ferring from $382,000 to $316,000, or 17.2%, in the three-month period ended June 30, 2010 compared to the same period of 2009, due to timing of orders;

•

Decreases in sales to the military from $115,000 to $101,000, or 12.2%, and from $235,000 to $148,000, or 37.0% in the three and six-month periods ended June 30, 2010, respectively, compared to the same periods of 2009; and

•	The completion of a grant project for the Centers for Disease Control, which resulted in $137,000 of revenue in the six-month period ended June 30, 2009 and no revenue in 2010.

These factors were partially offset by:

•	An increase in sales to Ferring from $590,000 to $631,000, or 7.0%, in the six-month period ended June 30, 2010 compared to the same period of 2009, due to the timing of orders.

We currently have supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals and the U.S. federal government. Our agreement with Serono expires in December 2010.

License and technology fees recognized in accordance with our agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Serono	$15,280	$24,923	$34,271	$67,005
Merial	44,052	40,990	86,063	79,254
Royalty fees	22,643	23,878	47,995	50,064
Other	35,000	34,167	45,000	55,325

	$116,975	$123,958	$213,329	$251,648

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $0.2 million, or 17.4%, decrease and the $0.5 million, or 23.8%, decrease in manufacturing expense in the three and six-month periods ended June 30, 2010, respectively, compared to the same periods of 2009 were primarily due to lower product sales.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $38,000, or 11.4%, increase and the $26,000, or 3.4%, decrease in research and development expense in the three and six-month periods ended June 30, 2010, respectively, compared to the same periods of 2009 were primarily due the timing of expenses related to on-going projects.

Current significant projects include the next generation spring-powered device with an auto disable feature.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $99,000, or 21.2%, increase in selling, general and administrative expense in the three-month period ended June 30, 2010 compared to the same period of 2009 was primarily due to the hiring of a National Sales Manager and related expenses, as well as a $62,000 increase in stock-based compensation expense primarily as a result of stock-based awards granted in the second quarter of 2010.

Interest Expense

Interest expense included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contractual interest expense	$2,955	$25,251	$7,649	$48,136
Amortization of debt issuance costs	—	2,822	—	6,790
Accretion of $1.25 million convertible debt	—	23,744	25,242	47,009

	$2,955	$51,817	$32,891	$101,935

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

Total cash at June 30, 2010 was $0.5 million compared to $1.1 million at December 31, 2009. We had working capital of $0.1 million at June 30, 2010 compared to $0.7 million at December 31, 2009. Our debt retirement costs were $150,000 in the first six months of 2010 to pay off the remaining balance on our convertible loan, which was paid in March 2010. Following the repayment of this outstanding debt, we did not have any debt outstanding. However, even with the sale of Series G Preferred shares and the related cash investment in December 2009, given our current cash balance, our March 2010 debt repayment and our current rate of cash usage, if no new licensing, development or supply agreements with significant up-front payments are entered into or there is no significant increase in product sales in the third quarter of 2010, we anticipate that we will be unable to continue operations beyond the third quarter of 2010, unless we obtain additional debt or equity financing.

The overall decrease in cash during the first six months of 2010 resulted from $0.5 million of cash used in operating activities, $155,000 used for principal payments on debt and capital leases and $63,000 used for patent activity.

Net accounts receivable decreased $0.4 million to $0.5 million at June 30, 2010 compared to $0.9 million at December 31, 2009. Receivables from three different customers accounted for a total of 88% of our accounts receivable balance at June 30, 2010, with individual accounts totaling 51%, 21% and 16%, respectively. For the customer representing 51% of our balance at June 30, 2010, none of the amounts due are related to equipment purchased on their behalf compared to $0.5 million at December 31, 2009. Of the accounts receivable due at June 30, 2010, $393,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories were flat, totaling $0.9 million at both June 30, 2010 and December 31, 2009.

We did not have any capital expenditures in the first six months of 2010. We anticipate spending up to a total of $50,000 or more in 2010 for production molds for current research and development projects.

Accounts payable decreased $0.2 million to $0.7 million at June 30, 2010, compared to $0.9 million at December 31, 2009, primarily due to the payment of $0.5 million of invoices related to capital purchases on behalf of the customer mentioned above, partially offset by increases related to the timing of payments to vendors.

Other accrued liabilities at June 30, 2010 and December 31, 2009 included $0.5 million and $0.6 million, respectively, of inventory credits that Serono could begin taking against current invoices or require repayment at any time.

Derivative liabilities at June 30, 2010 reflect the fair value of warrants issued in connection with a March 2006 $1.5 million bridge loan. The fair value of the derivative liabilities is adjusted on a quarterly basis using the Black-Scholes valuation model, with changes in fair value being recorded as a non-cash component of earnings.

Deferred revenue of $1.5 million at June 30, 2010 included $1.4 million received from Merial and $0.1 million received from Serono.

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

We need to obtain funding in the third quarter of 2010 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions and the unavailability of funding could adversely affect our business and cause us to cease operations. At June 30, 2010, cash was $0.5 million and we had working capital of $0.1 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, even with the closing of the Series G Preferred Stock transaction in the fourth quarter of 2009, if we do not enter into one or more licensing development and supply agreements with sufficient up-front payments or increase sales to current customers or markets, we expect that we will need to do one or more of the following to provide additional resources during the third quarter of 2010:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

This situation could be exacerbated if Serono uses its inventory credits against invoices or requires repayment of those credits. In addition, our contract with Serono expires in December 2010 and we do not expect Serono to continue purchasing from us after that time. If we do not replace the sales represented by Serono, our funding situation may worsen. While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. Financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At June 30, 2010, we had an accumulated deficit of $123.3 million and net working capital of $0.1 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 30, 2010 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now, and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.7 million, at June 30, 2010, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. We have implemented workforce and salary reductions, and there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

We depend on a few significant customers. Our top three customers accounted for 88% of our total product sales in the first six months of 2010. Our supply agreement with one of these customers, Serono, expires in December 2010 and we do not expect Serono to continue purchasing from us after that time. If we do not replace the sales represented by Serono, our business will be negatively affected. In addition, if any of these customers delays, reduces or ceases ordering our products or services, whether as a result of the expiration of a supply agreement or otherwise, our business would be negatively affected.

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

We have limited manufacturing experience, and may be unable to produce our products at the unit costs necessary for the products to be competitive in the market, which could cause our financial condition to suffer. We have limited experience manufacturing our products in commercially viable quantities. We have increased our production capacity for the Biojector® 2000 system, the ZetaJet™ and the Vitajet® product lines through automation of, and changes in, production methods, in order to achieve savings through higher volumes of production. If we are unable to achieve these savings, our results of operations and financial condition could suffer. The current cost per injection of the Biojector® 2000 system, ZetaJet™ and Vitajet® product lines is substantially higher than that of traditional needle-syringes, our principal competition. In order to reduce costs, a key element of our business strategy has been to reduce the overall manufacturing cost through automating production and packaging. There can be no assurance that we will achieve sales and manufacturing volumes necessary to realize cost savings from volume production at levels necessary to result in significant unit manufacturing cost reductions. Failure to do so will continue to make competing with needle-syringes on the basis of cost very difficult and will adversely affect our financial condition and results of operations. We may be unable to successfully manufacture devices at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect our financial condition and results of operations.

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

If the healthcare industry limits coverage or reimbursement levels, the acceptance of our products could suffer. The price of our products exceeds the price of needle-syringe combinations and, if coverage or reimbursement levels are reduced, market acceptance of our products could be harmed. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare facilities. During the past several years, the healthcare industry has been subject to increased government regulation of reimbursement rates and capital expenditures. Among other things, third party payers are increasingly attempting to contain or reduce healthcare costs by limiting both coverage and levels of reimbursement for healthcare products and procedures. Because the price of the Biojector® 2000 system exceeds the price of a needle-syringe, cost control policies of third party payers, including government agencies, may adversely affect acceptance and use of the Biojector® 2000 system. In addition, on March 23, 2010 the Patient Protection and Affordable Care Act was signed into law and, commencing in 2013, the legislation imposes a 2.3% excise tax on sales of medical devices, which may negatively affect our business.

We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 and ZetaJet™ jet injector and disposable syringes as well as manufacturing processes to produce our modified Vitajets® consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, we have experienced delays in the delivery of certain components and are currently experiencing such delays. These current delays, or any delays or interruptions we may experience in the future, including suppliers suspending or ceasing operations, could have a material adverse effect on our financial condition and results of operations.

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

We may be unable to compete in the medical equipment field, which could cause our business to fail. The medical equipment market is highly competitive and competition is likely to intensify. If we cannot compete, our business will fail. Our products compete primarily with traditional needle-syringes, “safety syringes” and also with other alternative drug delivery systems. In addition, manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with our products. There can be no assurance that we will be able to compete successfully in this market. A variety of new technologies (for example, micro needles on dissolvable patches and transdermal patches) are being developed as alternatives to injection for drug delivery. While we do not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future. Many of our competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock and exercise of warrants. In addition, as of June 30, 2010, we had approximately 297,000 shares of common stock available for future issuance under our stock incentive plan. As of June 30, 2010, options to purchase approximately 2.3 million shares of common stock were outstanding and approximately 157,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock and warrants to purchase common stock representing in aggregate approximately 45.3% of our outstanding voting power (assuming exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

10.1	1992 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial Officer)