Form 10-Q
period 2010-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2010-11-12
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	18,308,830
(Class)	(Outstanding at November 12, 2010)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$284,519	$1,146,318
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,149	590,365	899,311
Inventories	983,169	867,676
Other current assets	41,086	20,951

Total current assets	1,899,139	2,934,256

Property and equipment, net of accumulated depreciation of $7,674,932 and $7,343,888	742,781	1,070,088
Other assets, net	1,294,074	1,251,838

Total assets	$3,935,994	$5,256,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable	$—	$124,758
Accounts payable	997,998	949,963
Accrued payroll	172,631	163,512
Derivative liabilities	—	32,451
Other accrued liabilities	661,676	690,663
Deferred revenue	234,103	276,272

Total current liabilities	2,066,408	2,237,619

Long-term liabilities:
Deferred revenue	1,180,068	1,222,427
Other long-term liabilities	351,148	348,161

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at September 30, 2010 and December 31, 2009, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at September 30, 2010 and December 31, 2009, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at September 30, 2010 and December 31, 2009, liquidation preference of $75 per share	723,025	720,018
Series G Convertible - 92,448 shares issued and outstanding at September 30, 2010 and December 31, 2009, liquidation preference of $13 per share	1,275,464	1,205,034
Common stock, no par value, 100,000,000 shares authorized; 18,308,830 shares issued and outstanding at September 30, 2010 and 17,729,111 at December 31, 2009	114,676,837	114,355,059
Accumulated deficit	(123,694,190)	(122,189,370)

Total shareholders’ equity	338,370	1,447,975

Total liabilities and shareholders’ equity	$3,935,994	$5,256,182

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Net sales of products	$1,428,335	$1,430,149	$3,559,925	$4,839,350
Licensing and technology fees	91,332	104,415	304,661	356,063

	1,519,667	1,534,564	3,864,586	5,195,413

Operating expenses:
Manufacturing	1,049,145	1,000,751	2,666,262	3,122,245
Research and development	264,886	309,211	1,010,186	1,080,929
Selling, general and administrative	536,567	434,661	1,619,862	1,485,698

Total operating expenses	1,850,598	1,744,623	5,296,310	5,688,872

Operating loss	(330,931)	(210,059)	(1,431,724)	(493,459)

Interest income	428	2,389	3,690	8,481
Interest expense	(2,909)	(47,080)	(35,800)	(149,015)
Change in fair value of derivative liabilities	766	80,543	32,451	(65,440)

	(1,715)	35,852	341	(205,974)

Net loss	(332,646)	(174,207)	(1,431,383)	(699,433)
Preferred stock dividend	(24,106)	(12,471)	(73,437)	(37,413)

Net loss allocable to common shareholders	$(356,752)	$(186,678)	$(1,504,820)	$(736,846)

Basic and diluted net loss per common share allocable to common shareholders	$(0.02)	$(0.01)	$(0.08)	$(0.04)

Shares used in per share calculations	17,863,473	17,157,743	17,790,112	16,922,523

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,431,383)	$(699,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to fair value of stock-based awards	291,756	243,636
Stock contributed to 401(k) Plan	30,022	49,493
Depreciation and amortization	405,048	513,881
Other non-cash interest expense	25,242	113,540
Change in fair value of derivative instruments	(32,451)	65,440
Change in deferred revenue	(84,528)	(120,879)
Change in deferred rent	7,620	76,722
Changes in operating assets and liabilities:
Accounts receivable, net	308,946	(68,399)
Inventories	(115,493)	66,781
Other current assets	(20,135)	38,402
Accounts payable	48,035	(124,713)
Accrued payroll	9,119	(128,313)
Other accrued liabilities	(28,987)	147,228

Net cash provided by (used in) operating activities	(587,189)	173,386

Cash flows from investing activities:
Capital expenditures	(3,737)	(17,602)
Other assets	(116,240)	(123,830)

Net cash used in investing activities	(119,977)	(141,432)

Cash flows from financing activities:
Principal payments made on short and long-term debt	(150,000)	(495,000)
Payments made on capital lease obligations	(4,633)	(11,405)

Net cash used in financing activities	(154,633)	(506,405)

Decrease in cash	(861,799)	(474,451)

Cash:
Beginning of period	1,146,318	1,351,894

End of period	$284,519	$877,443

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,937	$29,806

Supplemental non-cash information:
Preferred stock dividend to be settled in Series F or Series G preferred stock	$73,437	$37,413

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three and nine-month periods ended September 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from Bioject Medical Technologies Inc.’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2009 expressed substantial doubt about our ability to continue as a going concern.

We have historically suffered recurring operating losses and negative cash flows from operations. As of September 30, 2010, we had an accumulated deficit of $123.7 million with total shareholders’ equity of $0.3 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At September 30, 2010, we had a cash balance of $0.3 million and we had a working capital deficit of $0.2 million.

In March 2010, we repaid the remaining $150,000 of debt we had outstanding and, as of September 30, 2010, we did not have any short or long-term debt outstanding.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, including temporary salary reductions and rent deferrals. In addition, we delayed capital and maintenance expenditures. However, if we do not enter into one or more licensing, development and supply agreements with sufficient up-front payments or increase sales to current customers or markets during the fourth quarter of 2010, we will need to do one or more of the following to raise additional resources, or reduce our cash requirements:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

While management is committed to working on a number of strategic options and alternatives intended to keep us as a going concern, there is no assurance that we will be successful.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Costs utilized for inventory valuation purposes include labor, materials and manufacturing overhead. Inventories, net of valuation reserves of $570,000 and $622,000 at September 30, 2010 and December 31, 2009, respectively, consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials and components	$580,283	$496,208
Work in process	46,183	132,537
Finished goods	356,703	238,931

	$983,169	$867,676

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive:

	Three and Nine Months Ended September 30,
	2010	2009
Stock options, restricted stock units and warrants	4,212,173	3,213,974
Convertible preferred stock	15,471,626	6,226,749
Series E Payment-in-kind dividends	550,516	550,516
Series F Payment-in-kind dividends	133,263	111,996
Series G Payment-in-kind dividends	566,382	—
$1.25 million convertible debt	—	350,000
$600,000 convertible debt	—	800,000
Accrued interest on $600,000 convertible debt	—	115,024

Total	20,933,960	11,368,259

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Merial	57%	24%	42%	30%
Serono	16%	15%	22%	30%
Ferring	12%	22%	23%	19%
Middlesex County, New Jersey public health	*	12%	*	*

*	Less than 10%.

At September 30, 2010, accounts receivable from Merial, Serono and Ferring represented 77%, 16% and 4%, respectively, of the accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of September 30, 2010.

Note 5. Fair Value Measurements

As of September 30, 2010, we did not have any financial asset or liabilities that were valued at fair value on a recurring basis.

Certain of our previous convertible debt and equity agreements included derivative liabilities. These instruments were recorded at fair value and were marked to market each period using the Black-Scholes valuation model.

Following are the disclosures related to our previously-existing financial liabilities:

	Warrants issued in connection with March 2006 $1.5 million bridge loan(1)	$1.25 million convertible debt conversion feature(2)
Fair value at December 31, 2009	$(30,039)	$(2,412)
Change in fair value	30,039	2,412

Fair value at September 30, 2010	$—	$—

(1)	The warrants issued in connection with the March 2006 $1.5 million bridge loan expired in September 2010 and, accordingly, there is no value attributable to the warrants at September 30, 2010.
(2)	The $1.25 million convertible debt was paid off during the first quarter of 2010 and, accordingly, there is no value attributable to the conversion feature at September 30, 2010.

Note 6. Other Accrued Liabilities

Included in other accrued liabilities was $628,000 and $618,000 at September 30, 2010 and December 31, 2009, respectively, related to prepaid inventory and credits for Serono.

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

Stock-based compensation was recognized in our consolidated statements of operations as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Manufacturing	$5,711	$5,302	$37,784	$22,746
Research and development	8,060	14,130	38,855	54,671
Selling, general and administrative	53,427	36,754	215,117	166,219

	$67,198	$56,186	$291,756	$243,636

Note 9. Recent Accounting Guidance Not Yet Adopted

ASU 2010-17

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. While we are still analyzing the provisions of ASU 2010-17, we believe that our current practices are consistent with the guidance in ASU 2010-17 and, accordingly, we do not expect the adoption of the provisions of ASU 2010-17 to have any effect on our financial position, results of operations or cash flows.

ASU 2010-06

ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

Note 10. Subsequent Event

In November 2010, we received notification that we had been awarded a $244,000 grant pursuant to Section 48D of the Internal Revenue Code for Qualifying Therapeutic Discovery Projects. We received the $244,000 in November 2010. The award was in support of our development efforts regarding our dose sparing needle-free injection delivery systems.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our future development agreements, the risk that our products will not be accepted by the market, the risk that we will be unable to meet production demands as a result of supply or other factors, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances. See also Part II, Item 1A, Risk Factors.

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

While revenues for the first three quarters of 2010 were lower than the same time period last year, we are undertaking actions related to both revenue and cash management in an attempt to improve our results. Such actions include the hiring of a new National Sales Manager who is focusing on increasing sales of our devices to the military and public health sectors. We are also exploring new options for funding of technologies to support the needs of the developing world and are targeting potential federally funded programs that would use our device technology in order to deliver new benefits for emergency preparedness and biodefense.

Also in March 2010, we repaid the remaining $150,000 of debt we had outstanding and, at September 30, 2010, we did not have any short or long-term debt outstanding.

We do not expect to report net income in 2010.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of September 30, 2010 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating leases and deferred rent(1)	$1,817,702	$102,919	$936,991	$777,792	$—
Capital leases	9,560	3,187	6,373	—	—
Purchase order commitments(2)	416,208	416,208	—	—	—

	$2,243,470	$522,314	$943,364	$777,792	$—

(1)	Operating leases and deferred rent includes $117,000 of deferred rent due beginning January 2011, or sooner if certain events occur.
(2)	Purchase order commitments generally relate to future raw material inventory purchases, research and development projects and other operating expenses.

RESULTS OF OPERATIONS

The consolidated financial data for the three and nine-month periods ended September 30, 2010 and 2009 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Net sales of products	$1,428,335	$1,430,149	$3,559,925	$4,839,350
Licensing and technology fees	91,332	104,415	304,661	356,063

	1,519,667	1,534,564	3,864,586	5,195,413
Operating expenses:
Manufacturing	1,049,145	1,000,751	2,666,262	3,122,245
Research and development	264,886	309,211	1,010,186	1,080,929
Selling, general and administrative	536,567	434,661	1,619,862	1,485,698

Total operating expenses	1,850,598	1,744,623	5,296,310	5,688,872

Operating loss	(330,931)	(210,059)	(1,431,724)	(493,459)

Interest income	428	2,389	3,690	8,481
Interest expense	(2,909)	(47,080)	(35,800)	(149,015)
Change in fair value of derivative liabilities	766	80,543	32,451	(65,440)

Net loss	(332,646)	(174,207)	(1,431,383)	(699,433)
Preferred stock dividend	(24,106)	(12,471)	(73,437)	(37,413)

Net loss allocable to common shareholders	$(356,752)	$(186,678)	$(1,504,820)	$(736,846)

Basic and diluted net loss per common share allocable to common shareholders	$(0.02)	$(0.01)	$(0.08)	$(0.04)

Shares used in per share calculations	17,863,473	17,157,743	17,790,112	16,922,523

Revenue

Product sales were flat in the third quarter of 2010 compared to the third quarter of 2009 and decreased $1.3 million, or 26.4%, in the nine-month period ended September 30, 2010 compared to the same period of 2009. Product sales fluctuations were due primarily to the following:

•

Sales to Serono increased from $213,000 to $227,000, or 6.1%, and decreased from $1.4 million to $0.8 million, or 46.3% in the three and nine-month periods ended September 30, 2010, respectively, compared to the same periods of 2009 due to reductions in their forecast in anticipation of the contract ending December 2010. We have firm orders through November 2010 and we do not expect Serono to continue purchasing from us after the contract expires;

•

Sales to Merial increased from $346,000 to $821,000, or 137.4%, in the three-month period ended September 30, 2010 compared to the same period of 2009 and were flat at $1.5 million in each of the nine-month periods. The increase in the three-month period was primarily due to sales of the new spring-powered device, which were delayed from earlier quarters of 2010 due to delays in production ramp-up;

•

Decrease in sales to Ferring from $313,000 to $175,000, or 44.0%, and from $903,000 to $806,000, or 10.7% in the three and nine-month periods ended September 30, 2010 compared to the same period of 2009, due to timing of orders;

•

Sales to the military increased from $133,000 to $151,000, or 13.5%, and decreased from $359,000 to $301,000, or 16%, in the three and nine-month period ended September 30, 2010, respectively, compared to the same periods of 2009;

•	The completion of a grant project for the Centers for Disease Control, which resulted in $137,000 of revenue in the nine-month period ended September 30, 2009 and no revenue in 2010; and

•

Sales of $325,000 of B2000 product to certain counties in New Jersey for use in their emergency preparedness programs in the three and nine-month periods ended September 30, 2009. There were no sales to these counties in 2010.

We currently have supply agreements or commitments with Serono, Merial, Ferring Pharmaceuticals and the U.S. federal government. Our agreement with Serono expires in December 2010.

License and technology fees recognized in accordance with our agreements were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Merial	$44,052	$40,990	$130,114	$120,244
Serono	20,142	16,963	54,414	83,968
Royalty fees	27,138	26,462	75,133	76,526
Other	—	20,000	45,000	75,325

	$91,332	$104,415	$304,661	$356,063

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $48,000, or 4.8%, increase in manufacturing expense in the three-month period ended September 30, 2010 compared to the same period of 2009 was primarily due unabsorbed overhead costs, partly offset by lower material costs. The $0.5 million, or 14.6%, decrease in manufacturing expense in the nine-month period ended September 30, 2010 compared to the same period of 2009 was primarily due to lower product sales.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products, such as dose sparing needle-free injectors, and modifications to existing products.

The $44,000, or 14.3%, decrease and the $71,000, or 6.5%, decrease in research and development expense in the three and nine-month periods ended September 30, 2010, respectively, compared to the same periods of 2009 were primarily due to the timing of expenses related to on-going projects.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $102,000, or 23.4%, increase and the $134,000, or 9.0%, increase, in selling, general and administrative expense in the three and nine-month periods ended September 30, 2010 compared to the same periods of 2009 were primarily due to the hiring of a National Sales Manager in March 2010 and related expenses, as well as a $17,000 and a $49,000 increase, respectively, in stock-based compensation expense primarily as a result of stock-based awards granted in the second quarter of 2010.

Interest Expense

Interest expense included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contractual interest expense	$3,000	$23,000	$11,000	$71,000
Amortization of debt issuance costs	—	—	—	7,000
Accretion of $1.25 million convertible debt	—	24,000	25,000	71,000

	$3,000	$47,000	$36,000	$149,000

Change in Fair Value of Derivative Liability

As of September 30, 2010, we no longer have any derivative liabilities recorded on our balance sheet. See Note 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Total cash at September 30, 2010 was $0.3 million compared to $1.1 million at December 31, 2009. We had a working capital deficit of $0.2 million at September 30, 2010 compared to working capital of $0.7 million at December 31, 2009. Our debt retirement costs were $150,000 in the first nine months of 2010 to pay off the remaining balance on our convertible loan, which was paid in March 2010. Following the repayment of this outstanding debt, we did not have any short or long-term debt outstanding. However, even with the sale of Series G Preferred shares and the related cash investment in December 2009, given our current cash balance, our March 2010 debt repayment and our current rate of cash usage, if no new licensing, development or supply agreements with significant up-front payments are entered into or there is no significant increase in product sales in the fourth quarter of 2010, we anticipate that we will be unable to continue operations beyond the fourth quarter of 2010, unless we obtain additional debt or equity financing.

The overall decrease in cash during the first nine months of 2010 resulted from $0.6 million of cash used in operating activities, $155,000 used for principal payments on debt and capital leases and $120,000 used for capital expenditures and patent activity.

Net accounts receivable decreased $0.3 million to $0.6 million at September 30, 2010 compared to $0.9 million at December 31, 2009. Receivables from three different customers accounted for a total of 97% of our accounts receivable balance at September 30, 2010, with individual accounts totaling 77%, 16% and 4%, respectively. For the customer representing 77% of our balance at September 30, 2010, none of the amounts due are related to equipment purchased on their behalf compared to $0.5 million at December 31, 2009. Of the accounts receivable due at September 30, 2010, $593,000 was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased to $1.0 million at September 30, 2010 compared to $0.9 million at December 31, 2009, primarily as a result of increased purchases and production in the third quarter of 2010.

Capital expenditures totaled $4,000 in the first nine months of 2010. We anticipate spending up to a total of $25,000 or more in 2010 for production molds for current research and development projects.

Accounts payable increased $48,000 to $1.0 million at September 30, 2010, compared to $0.9 million at December 31, 2009, primarily due to increased inventory purchases as discussed above and the aging of accounts payable as we attempt to manage our cash usage rate, partially offset by the payment of $0.5 million of invoices related to capital purchases on behalf of the customer mentioned above.

Other accrued liabilities at both September 30, 2010 and December 31, 2009 included $0.5 million of inventory credits that Serono could begin taking against current invoices or require repayment at any time.

Deferred revenue of $1.4 million at September 30, 2010 included $1.36 million received from Merial and $58,000 received from Serono.

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

We need to obtain funding in the fourth quarter of 2010 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions. The unavailability of funding could adversely affect our business and cause us to cease operations. At September 30,

2010, cash was $0.3 million and we had a working capital deficit of $0.2 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, even with the closing of the Series G Preferred Stock transaction in the fourth quarter of 2009, if we do not enter into one or more licensing development and supply agreements with sufficient up-front payments or increase sales to current customers or markets, we expect that we will need to do one or more of the following to provide additional resources during the fourth quarter of 2010:

•	secure additional short-term debt financing;

•	secure additional long-term debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

This situation could be exacerbated if Serono uses its inventory credits against invoices or requires repayment of those credits. In addition, our contract with Serono expires in December 2010 and we do not expect Serono to continue purchasing from us after that time. If we do not replace the sales represented by Serono, our financing situation may worsen. While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. Financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At September 30, 2010, we had an accumulated deficit of $123.7 million and a net working capital deficit of $0.2 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, the report of our independent registered public accounting firm dated March 30, 2010 expressed substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now, and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.7 million, at September 30, 2010, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

In prior years, several agreements have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including, but not limited to, costs related to obtaining regulatory approval, unsuccessful pre-clinical studies, changes in drug development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated by our strategic partnering strategy.

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

We depend on a few significant customers. Our top three customers accounted for 87% of our total product sales in the first nine months of 2010. Our supply agreement with one of these customers, Serono, expires in December 2010 and we do not expect Serono to continue purchasing from us after that time. If we do not replace the sales represented by Serono, our business will be negatively affected. In addition, if any of these customers delays, reduces or ceases ordering our products or services, whether as a result of the expiration of a supply agreement or otherwise, our business would be negatively affected.

Our common stock is listed on the Over-the-Counter Bulletin Board, which may impair the price at which our common stock trades, the liquidity of the market for our common stock and our ability to obtain additional funding. The Over-the-Counter Bulletin Board is an electronic quotation service maintained by the Financial Industry Regulatory Authority. Our stock, like most stock listed on this service, has very limited trading volume. As a consequence, the ability of a stockholder to sell our common stock, the price obtainable for our common stock and our ability to obtain additional funding may be materially impaired.

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

FDA regulatory processes are time consuming and expensive. Product applications submitted by us may not be cleared or approved by the FDA. In addition, our products must be manufactured in compliance with Good Manufacturing Practices, as specified in regulations under the FFDCA. The FDA has broad discretion in enforcing the FFDCA, and noncompliance with the FFDCA could result in a variety of regulatory actions ranging from product detentions, device alerts or field corrections, to mandatory recalls, seizures, injunctive actions and civil or criminal penalties. If we were to have a recall of our product in the field, it could negatively affect our results of operations, financial position and cash flows. Our facility was subject to a routine surveillance audit by the FDA in September 2010. No adverse findings were noted during the audit.

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

If we are unable to manage our growth, our results of operations could suffer. If our products achieve market acceptance or if we are successful in entering into significant product supply agreements with major pharmaceutical or biotechnology companies or vaccine companies, we expect to experience rapid growth. Such growth would require expanded customer service and support, increased personnel, expanded operational and financial systems, and implementing new and expanded control procedures. We may be unable to attract sufficient qualified personnel or successfully manage expanded operations. As we expand, we may periodically experience constraints that would adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect our financial condition and results of operations.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock and exercise of warrants. In addition, as of September 30, 2010, we had approximately 309,000 shares of common stock available for future issuance under our stock incentive plan. As of September 30, 2010, options to purchase approximately 2.3 million shares of common stock were outstanding and approximately 155,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

Our stock price may be highly volatile, which increases the risk of securities litigation. The market for our common stock and for the securities of other small market-capitalization companies has been highly volatile in recent years. This increases the risk of securities litigation relating to such volatility. We believe that factors such as quarter-to-quarter fluctuations in financial results, new product introductions by us or our competition, public announcements, changing regulatory environments, sales of common stock by certain existing shareholders, substantial product orders and announcement of licensing or product supply agreements with major pharmaceutical, biotechnology companies or vaccine companies could contribute to the volatility of the price of our common stock, causing it to fluctuate dramatically. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of our common stock.

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock and warrants to purchase common stock representing in aggregate approximately 43.9% of our outstanding voting power (assuming exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 10-Q filed August 16, 2010

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies, Inc. Incorporated by reference to Form 8-K filed July 5, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2010	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)