Form 10-K
period 2010-12-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2011-03-31
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,454,483, computed by reference to the last sales price ($0.16) as reported by the OTC Bulletin Board, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010).

The number of shares outstanding of the registrant’s common stock as of March 30, 2011 was 18,495,094 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Shareholders’ Meeting are incorporated by reference into Part III.

BIOJECT MEDICAL TECHNOLOGIES INC.

2010 FORM 10-K ANNUAL REPORT

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

Our long-term goal is to become the leading supplier of needle-free injection systems to the pharmaceutical and biotechnology industries. We have been focusing our business development efforts on new and existing licensing and supply agreements with leading pharmaceutical, biotechnology and animal health companies, as well as developing mutually beneficial agreements with global health and government organizations, including research agreements that could lead to long-term agreements. Our pipeline of prospective new partnerships remains active. We are also actively pursuing additional opportunities, both domestically and overseas, as we expand our current product line. However, historically, finalizing agreements has been a long process and, given the current difficult global economic conditions, we believe that process will take even longer.

We continue to focus our business strategies with a key goal of protecting shareholder value and providing the best chances for Bioject to succeed. We implemented a multi-targeted approach to improve our prospects going forward: (i) expanded targeting efforts with military and public health accounts; (ii) explored new options for funding of technologies to support the needs of the developing world; (iii) increased focus on federally funded programs to deliver new benefits for emergency preparedness and biodefense; (iv) continued to explore strategic alternatives to advance new drug+device opportunities and enhance our long-term opportunities; and (v) assessed various opportunities to improve our cash position. The strategic approach and decisions made were challenging in 2010 as it was necessary to maintain viability of the organization by striving for a positive cash balance while we paid off our remaining debt in the first quarter of 2010.

The challenges we faced during 2010 were significant and only added to the hurdles we face in aiming to realize positive results with the above business strategies. During 2010, there were some significant potential agreements, which were not entered into, even though there was strong interest in our technology. In addition, addressing device modifications, the timing of orders and lower output during the first half of the year impacted both revenue and cash throughout the year. Contributing to those issues was the winding down of Serono orders due to the expiration of its agreement, which expired at the end of 2010.

We continued to focus on carefully managing fixed operating expenses, which led to further reductions in research and development during 2010. However some of those reductions were offset with increased administrative costs, mainly due to the hiring of a new national sales manager. From February 2009, a 10% across-the-board temporary salary reduction for all employees and a voluntary temporary 20% reduction in base salary by executive management remained in effect through 2010.

With regard to our multi-targeted approach to improving our prospects for the future, we have significantly expanded the number of military and public health targets with whom we are in discussions about utilizing Bioject’s needle-free injection technology devices. This may lead to potential growth in the future, but, in the short-term, it has only resulted in the addition of a few new accounts. With regard to the developing world opportunities, our interactions and meetings during 2010 led to the Intradermal Pen (“ID Pen”) collaboration in February 2011, which is highlighted below. We continue to explore additional opportunities in this arena, although there is heightened competition for needle-free options. With respect to the federally funded programs, we began dialogue with some governmental sectors and enlisted expertise to understand the various opportunities that may exist. One initial success, listed below, was the Therapeutic Discovery Project. Also, we continued to explore new drug+device strategic options both on our own and also with the help of our strategic alliance partner, MPI Research. Because of the complexity associated with, and additional resources necessary for an organization to pursue these types of opportunities, this strategy may take longer to be realized, especially in the current economic climate. Finally, in assessing various options to improve our cash position, we found it challenging to secure capital. However, our exploration of various options eventually led to an arrangement with one of our key customers, Merial, resulting in an amendment to our development and supply agreement with Merial that enhances our supply chain management process and cash flow during 2011.

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

In March 2010, we met the final milestone in our license, development and supply agreement with Merial for their new state-of-the-art spring-powered device for feline leukemia and canine melanoma vaccinations for companion animals and we initiated the first product shipments of the new device to Merial at the end of the first quarter of 2010. As referenced above, in December 2010, the Merial development and supply agreement was modified to enhance the supply chain management process throughout 2011.

Also in March 2010, we repaid the remaining $150,000 of debt we had outstanding and, at December 31, 2010, we did not have any short or long-term debt outstanding.

In November 2010, we received a $244,000 grant pursuant to Section 48D of the Internal Revenue Code for Qualifying Therapeutic Discovery Projects. The award was in support of our development efforts regarding our dose sparing needle-free injection delivery systems.

In the first quarter of 2011, Serono extended its contract with a one-time fixed extension of the agreement until December 31, 2011.

In February 2011, we entered into a collaboration with PATH and the World Health Organization (“WHO”) to support efforts to advance clinical research of intradermal delivery of vaccines in developing-country immunization programs by providing our Intradermal Pen (the “ID Pen”). The ID Pen is a unique disposable-syringe jet injector for intradermal delivery. PATH and WHO will each provide funding for the production of ID Pen devices for further evaluation.

While revenues in 2010 were lower than in 2009, we are undertaking actions related to both revenue and cash management in an attempt to improve our results. Such actions include the hiring of a new National Sales Manager who is focusing on increasing sales of our devices to the military and public health sectors. We are also exploring new options for funding of technologies to support the needs of the developing world and are targeting potential federally funded programs that would use our device technology in order to deliver new benefits for emergency preparedness and biodefense.

Revenues and results of operations have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results, including: i) the length of time to close product sales; ii) customer budget cycles; iii) the implementation of cost reduction measures; iv) uncertainties and changes in product sales due to third party payer policies and proposals relating to healthcare cost containment; v) the timing and amount of payments under licensing and technology development agreements; vi) our ability to enter into new agreements with partners or customers; and vii) the timing of new product introductions by us and our competitors.

We currently have one active licensing and development agreement, which includes commercial product supply provisions, with Merial Ltd. In December 2010, we modified the agreement to enhance the supply chain management process and cash flow throughout 2011.

We currently have supply agreements or commitments with Merial, Ferring Pharmaceuticals Inc. and the U.S. federal government. Our Serono agreement expired in December 2010, but was extended with a one-time fixed extension of the agreement until December 31, 2011 as discussed above.

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

Vitajet®

The Vitajet® is also composed of two components, a portable injector unit and a disposable syringe. It is smaller and lower in cost than other products in our needle-free offering. The method of operation and drug delivery is similar to the Biojector®, except that the Vitajet® is powered by a spring rather than by CO2. Vitajet’s® regulatory labeling limits its use to the injection of insulin. A modified Vitajet®, called the cool.click™, has received regulatory clearance for injection of Serono’s human growth hormone Saizen® and another modified Vitajet®, called the SeroJet™, has regulatory clearance for administering Serono’s human growth hormone Serostim® for the treatment of AIDS wasting. The Vetjet™ is a modified Vitajet® for use in the veterinary market and is licensed to Merial. Currently, the Vitajet is only offered in the modified versions of the cool.click™, SeroJet™ and Vetjet™.

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

In recent years, several spring-driven, needle-free injectors have been developed and marketed. We believe that market acceptance of these devices may help support the expanded use of needle-free devices, while at the same time increasing the competition in the market. Other needle-free competitors appear to focus on one or a more limited selection of devices than those offered by Bioject. However, it is clear that needle-free competition has increased in many of the same segments in which we were previously the key player.

Also in recent years, various versions of a “safety syringe” have been designed and marketed. Most versions of the safety syringe generally involve a standard or modified needle-syringe with a plastic guard or sheath surrounding the needle. Such covering is usually retracted or removed in order to give an injection. The intent of the safety syringe is to reduce or eliminate needlestick injuries. However, while the safety syringe is in use and before the needle has been covered, a safety syringe still poses a risk of needlestick injury. Additionally, some safety syringes require manipulation after injection and pose the risk of needlestick injury during that manipulation. Safety syringes may also be bulky and add to contaminated waste disposal costs. However, newer models are becoming smaller.

Our primary sales and marketing objective is to form development, licensing and supply arrangements with leading pharmaceutical, biotechnology and veterinary companies, which would ordinarily include some or all of the following components: i) licensing revenues for full or partially exclusive access to our products for a specific application or medical indication; ii) development fees if we customize one of our products for the customer or develop a new product; iii) milestone payments related to the customer’s progress in developing products to be used in conjunction with our products; iv) royalty revenue derived from strategic partners’ drug sales; and v) product revenues from the sale of our products to the customer pursuant to a supply agreement. Product sales through this channel would ordinarily be made to the pharmaceutical or biotechnology company, whose sales force would then sell that company’s injectable pharmaceutical products, along with our products, to end-users. In addition, we also sell to military and public health centers that have been properly trained to utilize our devices.

Selling to new customers in our target markets is often a lengthy process. A new customer is typically adopting our products as a new technology. Accordingly, the purchase approval process usually involves a lengthy product evaluation process, including testing and approval by several individuals or committees within the potential customer’s organization and a thorough cost-benefit analysis.

The medical equipment market is highly competitive, and competition is likely to intensify. Many of our existing and potential competitors have been in business longer than us and have substantially greater technical, financial, marketing, sales and customer support resources. We believe that the primary competition for the Biojector® 2000 system, and other needle-free jet injection systems we may develop, is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes and safety syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of Tyco International, and Terumo Corp. of Japan. Manufacturers of traditional needle-syringes compete primarily on price, which generally ranges from approximately $0.10 to $0.39 per unit. Manufacturers of safety syringes compete on features, quality and price. Safety syringes generally are priced in a range of $0.30 to $1.29 per unit for volume sales.

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

Significant Customers

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Year Ended December 31,
	2010	2009	2008
Merial	46%	26%	38%
Serono	21%	29%	32%
Ferring	20%	20%	*

*	Less than 10%

Product Line and Geographic Revenue Information

Revenue by product line was as follows:

	Year Ended December 31,
	2010	2009	2008
Biojector® 2000 (or CO2 powered)	$672,518	$1,490,471	$848,495
Spring Powered	3,446,704	3,305,119	4,387,806
Vial Adapters	1,026,914	1,297,329	569,627

	5,146,136	6,092,919	5,805,928
License and Technology Fees	431,305	599,072	666,846

	$5,577,441	$6,691,991	$6,472,774

Geographic revenues were as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$4,382,178	$4,846,250	$4,550,976
All other	1,195,263	1,845,741	1,921,798

	$5,577,441	$6,691,991	$6,472,774

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

Patent Summary Table				Trademark Summary Table

Item	Issued	Pending	Total	Item	Issued	Pending	Total
U.S. Patents	38	10	48	U.S. Trademarks	6	1	7
Foreign Patents	15	21	36	Foreign Trademarks	11	2	13

Total	53	31	84	Total	17	3	20

Our patents expire between 2011 and 2028.

Patent applications have been filed on matters specifically related to single use, disposable devices currently under development. We generally file patent applications in the U.S., Canada, Europe and Japan, and sometimes world-wide, at the times and under the circumstances that we deem filing to be appropriate in each of those jurisdictions. There can be no assurance that any patents applied for will be granted or that patents held by us will be valid or sufficiently broad to protect our technology or provide a significant competitive advantage. We also rely on trade secrets and proprietary know-how that we seek to protect through confidentiality agreements with our employees, consultants, suppliers and others. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or be developed independently by, competitors. In addition, the laws of foreign countries may not protect our proprietary rights to our technology, including patent rights, to the same extent as the laws of the U.S.

We believe that we have independently developed our technology and attempt to assure that our products do not infringe on the proprietary rights of others. However, if infringement of the proprietary rights of others is alleged and proved, there can be no assurance that we could obtain necessary licenses to that technology on terms and conditions that would not have an adverse effect.

Government Regulation

Our products and manufacturing operations are subject to extensive government regulations, both in the U.S. and abroad. In the U.S., the Food and Drug Administration (“FDA”) administers the Federal Food, Drug and Cosmetic Act (“FFDCA”) and has adopted regulations to administer the FFDCA. These regulations include policies that: i) govern the introduction of new medical devices; ii) require compliance to applicable regulations, standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to establish and maintain applicable documentation and records and to report device-related malfunctions which have caused or may cause a death, serious injury or other significant adverse device experience to the FDA. Our manufacturing facilities and applicable documentation and quality records are subject to FDA inspection. The FDA has broad discretion to enforce the FFDCA and related regulations. Noncompliance with the FFDCA or its regulations can result in multiple enforcement actions depending on the severity of the violation.

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

If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval application (“PMA”). A PMA must show that the device is safe and effective and is generally a much more comprehensive submission than a 510(k) notification. A PMA typically requires more extensive testing before filing with the FDA, a longer FDA review process and is for class III medical devices.

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

The FDA also regulates and monitors our quality assurance and manufacturing practices. The FDA requires us and our contract manufacturers to demonstrate compliance with current Good Manufacturing Practices (“GMP”) Regulations. These regulations require, among other things, that: i) the manufacturing process be regulated and controlled by the use of written procedures; and ii) the ability to produce devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process. GMPs also require investigating any deficiencies in the manufacturing process or in the products produced and detailed record-keeping. The FDA’s interpretation and enforcement of these requirements has been increasingly strict and will likely continue to be at least as strict in the future. Failure to adhere to GMP requirements would cause the products produced by us to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register their establishments with the FDA, and by subjecting their manufacturing facilities to periodic FDA inspections. If the inspector observes conditions that violate the FFDCA or GMP regulations, the manufacturer must correct those conditions or explain them satisfactorily. Otherwise, the manufacturer may face potential regulatory action, which may include warning letters, product detentions, device alerts or field corrections, voluntary and mandatory recalls, seizures, injunctive actions and civil or criminal penalties. The most recent FDA inspection for compliance with Good Manufacturing Practices was performed in 2010.

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

In June 1998, we first received certification to ISO 9001 (Quality management systems — Requirements) and EN 46001 (Application of EN ISO 9001 to the manufacture of medical devices) from TŰV Product Services indicating that we have in place a quality system that conforms to International Standards for medical device manufacturers. Our quality system has maintained continuous certification. In 2005, we changed auditors, to Underwriters Laboratories, and, due to a change in requirements, migrated our quality system certification to the International Standard ISO 13485:2003 (Medical devices — Quality management systems — Requirements for regulatory purposes).

Our quality system is also certified under the Canadian Medical Devices Conformity Assessment System (“CMDCAS”) for compliance to the Canadian Medical Device Regulation (“CMDR”). We first received certification to the CMDR from TŰV in 2003, in accordance with the Standards Council of Canada (“SCC”) standards, and Health Canada’s regulatory requirements. That same certification is currently provided by Underwriters Laboratories. We hold Canadian Medical Devices Licenses and Medical Device Establishment License with Health Canada permitting the importation for sale of some of our medical devices in Canada.

In November 1999, we first received certification from TŰV Product Services to EC-Directive 93/42/EEC Annex. II.3 Medical Device Directive, (MDD), which allows us to label selected products with the CE Mark and sell them in the European Community and various non-European countries that recognize the CE Mark. That certification has been continuously maintained. In November 2010, we passed our most recent MDD re-certification audit with Underwriters Laboratories.

Research and Product Development

Research and product development efforts are focused on enhancing our current product offerings and on developing new needle-free injection products. We use clinical magnetic resonance imaging, tissue studies and proprietary in vitro test methods to determine the reliability and performance of new and existing products.

As of March 1, 2011, our research and product development staff, including clinical and regulatory staff members, consisted of 5 employees. Research and development expense totaled $1.4 million and $1.6 million for the years ended December 31, 2010 and 2009, respectively. Our research and development focuses on development of new products, product enhancements and also provides supportive manufacturing engineering expertise.

A primary focus of our current external research efforts is on clinical research in the area of DNA-based vaccines and medications. Currently, our devices are being used in numerous clinical research projects both within and outside of the U.S., of which, many are DNA-based. These research projects are being conducted by companies engaged in the development of DNA-based medications as well as by universities and governmental institutions conducting research in this area.

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

In June 2010, the New England Journal of Medicine (NEJM) published a study that was conducted in Oman and supported by the Ministry of Health in Oman, PATH and the World Health Organization (WHO) as part of the Global Polio Eradication Initiative (GPEI). The study gave fractional doses of polio vaccine using Bioject’s B2000 device technology to deliver the vaccine intradermally. The results of the study demonstrated that needle-free intradermal administration of fractional doses of the polio vaccine was safe, effective and lower cost than a similar course of treatment with a full-dose needle and syringe option.

During 2010, our product development efforts focused on a next generation spring device utilizing an auto-disable syringe. In addition, we continued to work on product improvements to existing devices and the development of products for our strategic partners. In addition, we conducted work on a new ID Pen, which is a unique disposable-syringe jet injector for intradermal delivery, based upon our existing and new technology.

At such time as we enter into a development agreement with a partner with respect to our Iject® device, we anticipate completion of a family of Iject® devices, each optimized for the delivery of a specific drug or vaccine, which could be licensed to pharmaceutical and biotechnology companies for different non-competing products. In addition, some of our research and development efforts have focused on the Jupiter Jet for dermal fillers and customization for multi-dose prefilled syringes.

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

Jupiter Jet

The Jupiter Jet is a pistol-shaped, or streamlined, ergonomic, gas-powered injection device being developed for patient and professional use. It is capable of delivering low doses of injectate (0.03—0.2 mL) at subcutaneous and intradermal injection depths. It is loaded using a standard, pre-filled (3 mL, 5 mL or 10 mL) vial or syringe. It is powered by either a gas cartridge (similar to that powering the Biojector® 2000) or from an external CO2 tank that connects to the Jupiter Jet via a hose. The injection nozzle is disposable, to minimize risk of cross-contamination.

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

Manufacturing

We assemble our products and related syringes from components purchased from outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. For example, we utilize medical-grade resins and elastomers, as well as high-grade stainless steel, for which there has been supply chain disruptions. Lead times on certain of these materials have increased, which could negatively affect our ability to manufacture products in a timely manner. There can be no assurance that sufficient numbers of qualified manufacturing employees will be available when needed to increase production to meet either foreseen or unforeseen demand for our products. Further, while we believe that we continue to maintain supplier relationships that will provide a sufficient supply of materials to meet demands at full manufacturing capacity, there can be no assurance that such supplier relationships will be sufficient to meet such demand in quantities and at prices and quality levels required for us to operate efficiently and profitably.

Employees

As of March 1, 2011, we had 33 full-time employees. Of these employees, five were engaged in research and product development, 23 in manufacturing, one in product sales, and four in administration. As of March 1, 2011, we also had three per diem nurses on contract. In addition, we hire temporary contract manufacturing labor as necessary based on production requirements. None of our employees are represented by a labor union.

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

We need to obtain funding in 2011 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions. The unavailability of funding could adversely affect our business and cause us to cease operations. At December 31, 2010, we had cash of $0.2 million and a working capital deficit of $0.1 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, if we do not enter into one or more licensing development and supply agreements with sufficient up-front payments or increase sales to current customers or markets, we may need to do one or more of the following to provide additional resources during 2011:

•	secure additional debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

Our contract with Serono expired in December 2010 and, in early 2011, Serono provided some last-buy purchases, which we will fulfill throughout 2011. While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. Financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At December 31, 2010, we had an accumulated deficit of $123.8 million and a net working capital deficit of $0.1 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now, and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.7 million, at December 31, 2010, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We expanded our strategy to focus on military and public health sales, which is subject to a number of risks and uncertainties, and, as a result, we may not be successful in implementing this strategy. We recently expanded the number of military and public health targets with whom we are in discussions about utilizing our needle-free injection technology devices, including by hiring a new National Sales Manager. However, this expanded strategy has only resulted in a few new accounts. Successfully implementing this strategic focus is subject to a number of risks, including the risk that our products will not be accepted by these targets. Accordingly, there is no assurance that our expanded strategy will be successful, and the failure of our expanded strategy could negatively affect our business.

Our new drug+device strategy is currently suspended and is subject to a number of risks and uncertainties and, as a result, we may not be successful in implementing the strategy. In 2007, we announced a new component of our business strategy pursuant to which we plan to attempt to secure rights to injectable medications to sell in combination with our products under our own brand. Successfully implementing this strategy is subject to a number of risks. We may not be successful in securing rights to medications we are interested in combining with our products. Even if successful in securing rights, these products would be subject to FDA approval, and it will be our responsibility to obtain such approval. This approval may not be obtained or may take a significant period of time to obtain. In addition, there is a risk that our device will not work for the new drug indication. We may also need to raise additional funds to finance this new strategy, and there is no assurance such funds will be available to us on acceptable terms or at all. We do not have experience manufacturing or marketing to end-users drug+device combinations. In addition, these new products may not be accepted by the market. Further, due to our current liquidity situation, we have suspended implementation of this strategy until such time as our cash position improves significantly. Accordingly, there is no assurance that our new strategy will be successfully implemented, and failure to successfully implement the strategy could negatively affect our business.

We have amended our lease agreement for rent deferrals and, if we default under our lease agreement in the future, our landlord could terminate our lease, which would adversely affect our business. In November 2008, we negotiated a $15,000 rent deferral for each of November 2008, December 2008 and January 2009 and, in March 2009, we entered into an agreement pursuant to which we deferred $12,000 of rent for each of February, March and April 2009. On July 8, 2009, we entered into another amendment to our lease agreement, effective June 30, 2009, pursuant to which we deferred $12,000 of rent for each of May and June 2009. In March 2011, we entered into an agreement with the landlord, which provides for the repayment of deferred rent at the rate of $2,000 per month for the period April 1, 2011 through March 31, 2012 and $3,742 per month for the period April 1, 2012 through December 31, 2014. If we are unable to make the payments under the lease when due, including the deferred rent payments, or are unable to negotiate additional rent deferrals, our landlord could declare an event of default and terminate our lease, which would have a material adverse effect on our business.

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. We have implemented workforce and extended salary reductions, and there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

We depend on a few significant customers. Our top three customers accounted for 87% of our total product sales in 2010. Our supply agreement with one of these customers, Serono, which represented 21% of our total product sales in 2010, expired in December 2010, but was extended with a one-time fixed extension of the agreement until December 31, 2011. If we do not replace the sales represented by Serono, our business will be negatively affected. Our agreement with Merial contains provisions allowing Merial to remove its production equipment and utilize a different third-party assembler if we fail to meet the production terms of the agreement. In addition, if any of these customers delays, reduces or ceases ordering our products or services, whether as a result of the expiration of a supply agreement or otherwise, our business would be negatively affected.

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

We are subject to extensive government regulation and must continue to comply with these regulations or our business could suffer. Our products and manufacturing operations are subject to extensive government regulation in both the U.S. and abroad. If we cannot comply with these regulations, we may be unable to distribute our products, which could cause our business to suffer or fail. In the U.S., the development, manufacture, marketing and promotion of medical devices are regulated by the Food and Drug Administration (“FDA”) under the FFDCA. The FFDCA provides that new pre-market notifications under Section 510(k) of the FFDCA are required to be filed when, among other things, there is a major change or modification in the intended use of a device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. A device manufacturer is expected to make the initial determination as to whether the change to its device or its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The FDA may not concur with our determination that our current and future products can be qualified by means of a 510(k) submission or that a new 510(k) notification is not required for such products.

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

We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 and ZetaJet™ jet injector and disposable syringes as well as manufacturing processes to produce our modified Vitajet® consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. In the past, we have experienced delays in the delivery of certain components and continue to experience such delays from time to time. These current delays, or any delays or interruptions we may experience in the future, including suppliers suspending or ceasing operations, could have a material adverse effect on our financial condition and results of operations.

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

We may be unable to compete in the medical equipment field, which could cause our business to fail. The medical equipment market is highly competitive and competition is likely to intensify. If we cannot compete, our business will fail. Our products compete primarily with traditional needle-syringes, “safety syringes,” other needle-free injectors and also with other alternative drug delivery systems. In addition, manufacturers of needle-syringes, as well as other companies, may develop new products that compete directly or indirectly with our products. There can be no assurance that we will be able to compete successfully in this market. A variety of new technologies (for example, micro needles on dissolvable patches and transdermal patches) are being developed as alternatives to injection for drug delivery. While we do not believe such technologies have significantly affected the use of injection for drug delivery to date, there can be no assurance that they will not do so in the future. Many of our competitors have longer operating histories as well as substantially greater financial, technical, marketing and customer support resources.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock and exercise of warrants. In addition, as of December 31, 2010, we had approximately 294,000 shares of common stock available for future issuance under our stock incentive plan. As of December 31, 2010, options to purchase approximately 2.3 million shares of common stock were outstanding and approximately 60,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock and warrants to purchase common stock representing in aggregate approximately 46.9% of our outstanding voting power (assuming exercise of the warrants). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal manufacturing and support facilities are located in approximately 40,500 square feet of leased office and manufacturing space in Tualatin, Oregon. The manufacturing facilities include a clean room assembly area, assembly line, testing facilities and warehouse area. The lease, which expires October 31, 2014, has one option to extend for an additional five-year term. The rent is approximately $34,500 per month averaged over the remaining life of the lease term. In 2008 and 2009, we negotiated several rent deferrals. In March 2011, we entered into an agreement with the landlord, which provides for the repayment of deferred rent at the rate of $2,000 per month for the period April 1, 2011 through March 31, 2012 and $3,742 per month for the period April 1, 2012 through December 31, 2014. See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

We believe that our facilities are sufficient to support our anticipated manufacturing operations and other needs through the term of the lease. We believe that, if necessary, we will be able to obtain alternative facilities at rates and terms comparable to those of the current leases.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any litigation that could have a material adverse effect on our financial position or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades on the Over-the-Counter Bulletin Board with the trading symbol BJCT. The following table sets forth the high and low closing sale prices of our common stock for each quarter in the two years ended December 31, 2010.

Year Ended December 31, 2009	High	Low
Quarter 1	$0.10	$0.06
Quarter 2	0.33	0.08
Quarter 3	0.30	0.19
Quarter 4	0.28	0.07

Year Ended December 31, 2010	High	Low
Quarter 1	$0.32	$0.12
Quarter 2	0.30	0.15
Quarter 3	0.29	0.09
Quarter 4	0.10	0.07

As of January 31, 2011, there were 3,845 shareholders of record and approximately 682 beneficial shareholders.

We have not declared any cash dividends during our history and have no intention of declaring a cash dividend in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,301,291	$0.39	293,825	(1)
Equity compensation plans not approved by shareholders(2)	361,847	$1.01	—

Total	2,663,138	$0.47	293,825

(1)	Represents 293,825 shares of common stock available for issuance under our 1992 Stock Incentive Plan. Under the terms of 1992 Stock Incentive Plan, a committee of the Board of Directors may authorize the sales of common stock, grant incentive stock options or non-statutory stock options, and award stock bonuses and stock appreciation rights to eligible employees, officers and directors and eligible non-employee agents, consultants, advisers and independent contractors of Bioject or any parent or subsidiary.
(2)	We have issued and outstanding warrants to purchase an aggregate of 211,847 shares of common stock to various non-employee consultants and advisors. The warrants are fully exercisable and have grant dates ranging from December 2004 to October 2008, with four, five and seven year terms and exercise prices ranging from $0.75 to $1.32. In addition, this number includes 150,000 vested options held by Mr. Makar that were issued pursuant to his employment agreement. Mr. Makar also holds 250,000 unvested restricted stock units that were issued pursuant to his employment agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 2010, we met the final milestone in our license, development and supply agreement with Merial for their new state-of-the-art spring-powered device for feline leukemia and canine melanoma vaccinations for companion animals and we initiated the first product shipments of the new device to Merial at the end of the first quarter of 2010. In December 2010, the Merial development and supply agreement was modified to enhance the supply chain management process through 2011.

Also in March 2010, we repaid the remaining $150,000 of debt we had outstanding and, at December 31, 2010, we did not have any short or long-term debt outstanding.

In November 2010, we received a $244,000 grant pursuant to Section 48D of the Internal Revenue Code for Qualifying Therapeutic Discovery Projects. The award was in support of our development efforts regarding our dose sparing needle-free injection delivery systems.

In the first quarter of 2011, Serono extended its contract with a one-time fixed extension of the agreement until December 31, 2011.

Also, in February 2011, we entered into a collaboration with PATH and the World Health Organization (“WHO”) to support efforts to advance clinical research of intradermal delivery of vaccines in developing-country immunization programs by providing our Intradermal Pen (the “ID Pen”). The ID Pen is a unique disposable-syringe jet injector for intradermal delivery. PATH and WHO will each provide funding for the production of ID Pen devices for further evaluation.

We do not expect to report net income in 2011.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

Our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit are factors that raise substantial doubt about our ability to continue as a going concern. See Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2010 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2011	2012 and 2013	2014 and 2015	2016 and beyond
Operating leases and deferred rent(1)	$1,742,434	$425,603	$913,939	$402,892	$—
Capital leases	6,373	6,373	—	—	—
Purchase order commitments	550,408	550,408	—	—	—

	$2,299,215	$982,384	$913,939	$402,892	$—

(1)	Operating leases and deferred rent includes $120,000 of deferred rent due beginning in April 2011. See also Notes 14 and 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

The consolidated financial data for the years ended December 31, 2010 and 2009 are presented in the following table:

	Year Ended December 31,
	2010	2009
Revenue:
Net sales of products	$5,146,136	$6,092,919
Licensing and technology fees	431,305	599,072

	5,577,441	6,691,991
Operating expenses:
Manufacturing	3,864,314	4,067,494
Research and development	1,355,321	1,563,132
Selling, general and administrative	2,045,395	1,945,187

Total operating expenses	7,265,030	7,575,813

Operating loss	(1,687,589)	(883,822)

Interest income	5,160	11,239
Interest expense	(38,681)	(196,954)
Other Income	213,919	—
Change in fair value of derivative liabilities	32,451	(9,673)

	212,849	(195,388)

Net loss	(1,474,740)	(1,079,210)
Preferred stock dividend	(97,543)	(53,084)

Net loss allocable to common shareholders	$(1,572,283)	$(1,132,294)

Basic and diluted net loss per common share allocable to common shareholders	$(0.09)	$(0.07)

Shares used in per share calculations	17,841,974	17,027,748

Revenue

Product sales in 2010 decreased $0.9 million, or 15.5%, compared to 2009, due primarily to the following:

•	a $659,000, or 38%, decrease in sales to Serono from $1.7 million in 2009 to $1.1 million in 2010 due to reductions in their order forecast in anticipation of the contract ending December 2010;

•	a $202,000, or 17%, decrease in sales to Ferring from $1.2 million in 2009 to $1.0 million in 2010, due to timing of orders;

•	the completion of a grant project for the Centers for Disease Control, which resulted in $137,000 of revenue in 2009 and no revenue in 2010;

•	sales of $619,000 of B2000 product to various county public health agencies for use in their emergency preparedness programs in 2009, with no comparable sales in 2010; and

•	a $70,000, or 14%, decrease in sales to the military from $498,000 in 2009 to $428,000 in 2010.

These factors were partially offset by a $793,000, or 51%, increase in sales to Merial from $1.6 million in 2009 to $2.4 million in 2010 primarily due to sales of the new spring-powered device.

We currently have supply agreements or commitments with Merial, Ferring Pharmaceuticals Inc. and the U.S. federal government. Our agreement with Serono expired in December 2010, however, in the first quarter of 2011, it was extended with a one-time fixed extension of the agreement until December 31, 2011.

License and technology fees recognized in accordance with our agreements were as follows:

	Year Ended December 31,
	2010	2009
Serono	$112,310	$104,310
Merial	174,166	318,734
Vical	—	16,667
Royalty fees	99,829	100,702
Other	45,000	58,659

	$431,305	$599,072

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial. Our license agreement with Vical expired pursuant to its terms on August 6, 2009.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

The $203,000, or 5.0%, decrease in manufacturing expense in 2010 compared to 2009 was primarily due to lower product sales, partially offset by unabsorbed overhead costs.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $208,000, or 13.3%, decrease in research and development expense in 2010 compared to 2009 was primarily due to the timing of expenses related to on-going projects.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $100,000, or 5.2%, increase in selling, general and administrative expense in 2010 compared to 2009 was primarily due to the hiring of a National Sales Manager in March 2010 and related expenses, as well as a $40,000 increase in stock-based compensation expense primarily as a result of stock-based awards granted in the second quarter of 2010.

Interest Expense

Interest expense included the following:

	Year Ended December 31,
	2010	2009
Contractual interest expense	$10,400	$94,000
Amortization of debt issuance costs	3,100	7,000
Accretion of $1.25 million convertible debt	25,200	96,000

	$38,700	$197,000

Other Income

Other income of $0.2 million in 2010 related to a $244,000 grant, less related expenses, pursuant to Section 48D of the Internal Revenue Code for Qualifying Therapeutic Discovery Projects. The award was in support of our development efforts regarding our dose sparing needle-free injection delivery systems.

Change in Fair Value of Derivative Liabilities

As of December 31, 2010, we no longer had any derivative liabilities recorded on our balance sheet. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Total cash at December 31, 2010 was $0.2 million compared to $1.1 million at December 31, 2009. We had a working capital deficit of $0.1 million at December 31, 2010 compared to working capital of $0.7 million at December 31, 2009. Our debt retirement costs were $150,000 in 2010 to pay off the remaining balance on our convertible loan, which was paid in March 2010. Following the repayment of this outstanding debt, we did not have any short or long-term debt outstanding. Given our current cash balance, if no new licensing, development or supply agreements with significant up-front payments are entered into or there is no significant increase in product sales in 2011, we will need to obtain additional debt or equity financing during 2011 in order to continue operations.

The overall decrease in cash during 2010 resulted from $0.6 million of cash used in operating activities, $154,000 used for principal payments on debt and capital leases and $214,000 used for capital expenditures and patent activity.

Net accounts receivable decreased $61,000 to $0.8 million at December 31, 2010 compared to $0.9 million at December 31, 2009. Receivables from three different customers accounted for a total of 95% of our accounts receivable balance at December 31, 2010, with individual accounts totaling 70%, 17% and 8%, respectively. For the customer representing 70% of our balance at December 31, 2010, none of the amounts due were related to equipment purchased on their behalf, compared to $0.5 million at December 31, 2009. Of the accounts receivable due at December 31, 2010, all outstanding balances were collected prior to the filing of this Form 10-K. Historically, we have not had collection problems related to our accounts receivable.

Inventories decreased $241,000 to $0.6 million at December 31, 2010 compared to $0.9 million at December 31, 2009, primarily as a result of the disposal of approximately $0.2 million of obsolete Serono inventory. In connection with this disposal, we also eliminated the related liability from our balance sheet.

Capital expenditures totaled $19,000 in 2010. We anticipate spending up to a total of $50,000 or more in 2011 for production molds for current research and development projects.

Accounts payable were $0.9 million at both December 31, 2010 and 2009, as the extension of payment terms to manage our cash usage rate were offset by the payment of $0.5 million of invoices outstanding at December 31, 2009 related to capital purchases on behalf of a customer.

Other accrued liabilities at December 31, 2010 and 2009 included $0.4 million of inventory credits that could be taken against current invoices or require repayment at any time.

Deferred revenue of $1.3 million at December 31, 2010 represented amounts received from Merial.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition for Product Development and License Fee Revenues

Product development revenue is recognized, to the extent of cash received, on a percentage of completion basis as qualifying expenditures are incurred. Licensing revenues, if separable, are recognized over the term of the license agreement. Revenue arrangements with multiple elements are broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that cannot be separated must be accounted for as a combined unit. Should agreements be terminated prior to completion, or our estimates of percentage of completion be incorrect, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenues and are recognized according to the terms of the associated agreements. At December 31, 2010, deferred revenue totaled $1.3 million and included amounts received from Merial.

Inventory Valuation

We evaluate the realizability of inventory values based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors. All inventories are reviewed quarterly to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. If our review indicates a reduction in utility below carrying value, we reduce inventory to a new cost basis. If circumstances related to our inventories change, our estimates of the realizability of inventory values could materially change.

Long-Lived Asset Impairment

We evaluate our long-lived assets and certain identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable utilizing an undiscounted cash flow analysis. We did not recognize any impairment of our long-lived assets during 2010 or 2009. If circumstances related to our long-lived assets change, we may record impairment charges in the future.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options and restricted stock based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock option awards.

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

Compensation expense is only recognized on awards that ultimately vest. Therefore, for both stock option awards and restricted stock awards, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates annually and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be negatively affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bioject Medical Technologies Inc.

We have audited the accompanying consolidated balance sheets of Bioject Medical Technologies Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioject Medical Technologies Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 of the consolidated financial statements, the Company has suffered recurring losses, has had significant recurring negative cash flows from operations, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moss Adams LLP

Portland, Oregon
March 31, 2011

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$180,154	$1,146,318
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,149	837,890	899,311
Inventories	626,458	867,676
Other current assets	70,403	20,951

Total current assets	1,714,905	2,934,256

Property and equipment, net of accumulated depreciation of $7,768,893 and $7,343,888	645,346	1,070,088
Other assets, net	1,309,478	1,251,838

Total assets	$3,669,729	$5,256,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$945,816	$949,963
Accrued payroll	225,144	163,512
Short-term notes payable	—	124,758
Derivative liabilities	—	32,451
Other accrued liabilities	481,165	690,663
Deferred revenue	176,207	276,272

Total current liabilities	1,828,332	2,237,619

Long-term liabilities:
Deferred revenue	1,136,016	1,222,427
Other long-term liabilities	324,551	348,161

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding at December 31,2010 and 2009, liquidation preference of $1.15 per share	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding at December 31, 2010 and 2009, liquidation preference of $1.37 per share	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at December 31, 2010 and 2009, liquidation preference of $75 per share	723,025	720,018
Series G Convertible - 92,448 shares issued and outstanding at December 31, 2010 and 2009, liquidation preference of $13 per share	1,299,570	1,205,034
Common stock, no par value, 100,000,000 shares authorized;
18,455,094 shares issued and outstanding at December 31, 2010 and 17,729,111 at December 31, 2009	114,762,654	114,355,059
Accumulated deficit	(123,761,653)	(122,189,370)

Total shareholders’ equity	380,830	1,447,975

Total liabilities and shareholders’ equity	$3,669,729	$5,256,182

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2010	2009
Revenue:
Net sales of products	$5,146,136	$6,092,919
Licensing and technology fees	431,305	599,072

	5,577,441	6,691,991

Operating expenses:
Manufacturing	3,864,314	4,067,494
Research and development	1,355,321	1,563,132
Selling, general and administrative	2,045,395	1,945,187

Total operating expenses	7,265,030	7,575,813

Operating loss	(1,687,589)	(883,822)

Interest income	5,160	11,239
Interest expense	(38,681)	(196,954)
Other Income	213,919	—
Change in fair value of derivative liabilities	32,451	(9,673)

	212,849	(195,388)

Net loss	(1,474,740)	(1,079,210)
Preferred stock dividends	(97,543)	(53,084)

Net loss allocable to common shareholders	$(1,572,283)	$(1,132,294)

Basic and diluted net loss per common share allocable to common shareholders	$(0.09)	$(0.07)

Shares used in per share calculations	17,841,974	17,027,748

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock								Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	2,086,957	$1,878,768	3,308,392	$5,478,466	8,314	$670,134	—	$—	16,436,420	$113,962,525	$(121,057,076)	$932,817
Compensation expense related to fair value of stock- based awards	—	—	—	—	—	—	—	—	688,053	316,617	—	316,617
Stock issued in connection with 401(k) and ESPP	—	—	—	—	—	—	—	—	604,640	75,917	—	75,917
Conversion of $600,000 convertible note and accrued interest	—	—	—	—	—	—	92,448	1,201,834	—	—	—	1,201,834
Series F Preferred Stock dividends	—	—	—	—	—	49,884	—	—	—	—	—	49,884
Series G Preferred Stock dividends	—	—	—	—	—	—	—	3,200	—	—	—	3,200
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	—	—	(1,132,294)	(1,132,294)

Balance at December 31, 2009	2,086,957	1,878,768	3,308,392	5,478,466	8,314	720,018	92,448	1,205,034	17,729,113	114,355,059	(122,189,370)	1,447,975
Compensation expense related to fair value of stock- based awards	—	—	—	—	—	—	—	—	330,783	368,483	—	368,483
Stock issued in connection with 401(k)	—	—	—	—	—	—	—	—	385,200	39,112	—	39,112
Series F Preferred Stock dividends	—	—	—	—	—	3,007	—	—	—	—	—	3,007
Series G Preferred Stock dividends	—	—	—	—	—	—	—	94,536	—	—	—	94,536
Net loss allocable to common shareholders	—	—	—	—	—	—	—	—	—	—	(1,572,283)	(1,572,283)

Balance at December 31, 2010	2,086,957	$1,878,768	3,308,392	$5,478,466	8,314	$723,025	92,448	$1,299,570	18,445,096	$114,762,654	$(123,761,653)	$380,830

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,474,740)	$(1,079,210)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Compensation expense related to fair value of stock-based awards	368,483	316,617
Stock contributed to 401(k) Plan	39,112	57,117
Depreciation and amortization	555,309	667,883
Patent write-off	26,266	59,947
Other non-cash interest expense	25,242	153,839
Change in fair value of derivative instruments	(32,451)	9,673
Change in deferred revenue	(186,476)	(339,711)
Change in deferred rent	(18,976)	54,071
Changes in operating assets and liabilities:
Accounts receivable, net	61,421	(421,982)
Inventories	241,218	139,747
Other current assets	(49,452)	46,934
Accounts payable	(4,147)	276,940
Accrued payroll	61,632	1,890
Other accrued liabilities	(209,498)	172,251

Net cash (used in) provided by operating activities	(597,057)	116,006

Cash flows from investing activities:
Capital expenditures	(18,967)	(17,602)
Other assets	(195,506)	(146,872)

Net cash used in investing activities	(214,473)	(164,474)

Cash flows from financing activities:
Payments made on capital lease obligations	(4,634)	(15,906)
Payments made on short and long-term debt	(150,000)	(660,000)
Net proceeds from sale of Series G preferred stock	—	500,000
Net proceeds from sale of common stock	—	18,800

Net cash used in financing activities	(154,634)	(157,106)

Decrease in cash	(966,164)	(205,574)

Cash:
Beginning of year	1,146,318	1,351,892

End of year	$180,154	$1,146,318

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,161	$35,018
Supplemental non-cash information:
Preferred stock dividend to be settled in Series F or Series G preferred stock	$97,543	$53,084
Issuance of Series G preferred stock in exchange for note payable and accrued interest	—	701,834

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY:

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

Going Concern and Cash Requirements

Our financial statements have been prepared on a going concern basis. We have historically suffered recurring operating losses and negative cash flows from operations. As of December 31, 2010, we had an accumulated deficit of $123.8 million with total shareholders’ equity of $0.4 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At December 31, 2010, we had a cash balance of $0.2 million and we had a working capital deficit of $0.1 million.

In March 2010, we repaid the remaining $150,000 of debt we had outstanding and, as of December 31, 2010, we did not have any short or long-term debt outstanding.

In November 2010, we were awarded and received a $244,000 grant pursuant to Section 48D of the Internal Revenue Code for Qualifying Therapeutic Discovery Projects. The award was in support of our development efforts regarding our dose sparing needle-free injection delivery systems. This grant, net of related expenses, was recorded as other income in our consolidated statements of operations.

We continue to monitor our cash and have previously taken measures to reduce our expenditure rate, including extended temporary salary reductions and rent deferrals. The rent deferrals become due beginning April 2011. In addition, we delayed capital and maintenance expenditures. However, if we do not enter into one or more licensing, development and supply agreements with sufficient up-front payments or increase sales to current customers or markets during 2011, we may need to do one or more of the following to raise additional resources, or reduce our cash requirements in order to continue operations:

•	secure additional debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

While management is committed to working on a number of strategic options and alternatives intended to keep us as a going concern, there is no assurance that we will be successful to continue operations over the next twelve months.

2.	SIGNIFICANT ACCOUNTING POLICIES:

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We do not have any off-balance sheet credit exposure related to our customers.

Historically, we have not had significant write-offs related to our accounts receivable. Our bad debt reserve totaled $5,149 at both December 31, 2010 and 2009 and activity related to the bad debt reserve was immaterial in 2010 and 2009. We did not have any bad debt expense in 2010 or 2009.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined in a manner which approximates the first-in, first out (FIFO) method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances.

Inventories consisted of the following:

	December 31,
	2010	2009
Raw materials and components	$348,683	$496,208
Work in process	74,385	132,537
Finished goods	203,390	238,931

	$626,458	$867,676

We evaluate the realizability of inventory values based on a combination of factors, including the following: historical and forecasted sales and usage rates, anticipated technology improvements and product upgrades, as well as other factors. All inventories are reviewed quarterly to determine if inventory carrying costs exceed market selling prices and if certain components have become obsolete. If our review indicates a reduction in utility below carrying value, we reduce inventory to a new cost basis. If circumstances related to our inventories change, our estimates of the realizability of inventory values could materially change.

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

Other Assets

Other assets primarily includes costs incurred in the patent application process. Identifiable intangible assets with definite useful lives are amortized over the estimated useful life. We amortize our patent costs on a straight-line basis over the expected life of the patent, not to exceed the statutory life of 17 or 20 years. Our patents are evaluated for impairment as discussed below in “Accounting for Long-Lived Assets.”

Accounting for Long-Lived Assets

Our long-lived assets include property, plant and equipment and patents. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is only recognized to the extent the carrying amount exceeds the fair value of the asset. No impairment charges related to our long-lived assets were recorded during 2010 or 2009.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities, including, but not limited to, accounts receivable, accounts payable and debt, based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2010 and 2009. See also Note 3.

Fair Value of Derivative Liabilities

We recorded derivative liabilities in connection with our convertible debt and equity financing agreements entered into in 2006. Derivative liabilities were presented at fair value each reporting period and changes in fair value were recorded in earnings. The fair value of derivative liabilities was determined using the Black-Scholes valuation model as described in Note 3. As of December 31, 2010, we did not have any derivative liabilities on our balance sheet.

Revenue Recognition

Product Sales and Concentrations

We record revenue from sales of our products upon delivery, which is when title and risk of loss have passed to the customer, the price is fixed or determinable and collectibility is assured.

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Year Ended December 31,
	2010	2009
Merial	46%	26%
Serono	21%	29%
Ferring	20%	20%

At December 31, 2010 and 2009, accounts receivable from Merial accounted for approximately 70% and 60%, respectively, of our gross accounts receivable. Two additional customers accounted for a total of 25% of our gross accounts receivable as of December 31, 2010. Three additional customers accounted for a total of 37% of our gross accounts receivable as of December 31, 2009.

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

Effective January 1, 2011, we adopted the guidance in Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. We recognize these milestone payments as revenue in their entirety upon achieving the related milestone.

Should agreements be terminated prior to completion, or should we change our estimates of percentage of completion, we could have unanticipated fluctuations in our revenue on a quarterly basis. Amounts received prior to meeting recognition criteria are recorded on our balance sheet as deferred revenue and are recognized according to the terms of the associated agreements. At December 31, 2010, deferred revenue totaled approximately $1.3 million and included amounts received from Merial.

Licensing and Development Agreements

During 2010 or 2009, we had licensing and/or development agreements, which often included commercial product supply provisions, with Merial and Vical. A detailed summary of the Merial agreement follows:

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

In June 2008, we signed a new long-term exclusive license, development and supply agreement with Merial for a next generation companion animal device, which allows for the delivery of injectables. The agreement included a non-refundable, up-front license payment of $1.4 million. During 2010 and 2009, we recognized deferred revenue of $174,000 and $319,000, respectively. Deferred revenue at December 31, 2010 was $1.3 million, which will be recognized over the remaining 8 year term of the agreement. The agreement also includes development milestones with associated payments, provisions for capital equipment and a supply agreement extending up to 10 years. In December 2010, this agreement was modified to enhance the supply chain management process through 2011. In both 2010 and 2009, we received development milestone payments totaling $0.1 million. We also had product sales to Merial totaling $2.4 million and $1.6 million, respectively, in 2010 and 2009. In December 2010, we modified the agreement to enhance the supply chain management process and cash flow through 2011.

We are also entitled to receive royalty payments on Merial’s vaccine sales under the 2004 agreement, if and when they occur, which utilize the needle-free injector systems. Any additional indications or drugs will have separately negotiated terms. At December 31, 2010 and 2009, total deferred revenue related to Merial was $1.3 million and $1.4 million respectively.

Supply Agreements

In addition to the agreements described above, we currently have supply agreements with Ferring Pharmaceuticals Inc. and Serono.

Serono In October 2007, we entered into a three-year, non-exclusive supply agreement with Serono for the delivery of the cool.click™ and Serojet™ spring-powered needle-free device for use with its recombinant human growth hormone drugs. At December 31, 2010 and 2009, deferred revenue related to Serono was $0 and $0.1 million, respectively. We recognized revenue related to this and previous agreements with Serono totaling $1.1 million and $1.8 million in 2010 and 2009, respectively. In the first quarter of 2011, Serono extended the agreement with a one-time fixed extension of the agreement until December 31, 2011.

Ferring Pharmaceuticals Inc. We had a 30-month agreement with Ferring for Vial Adapters for use with one of its drugs, which was extended in January 2007 by Ferring for two consecutive 12-month periods. In January 2009, we extended our agreement with Ferring for an additional three years with two, one-year options. Revenue recognized pursuant to this agreement and other product sales totaled $1.0 million and $1.2 million in 2010 and 2009, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010 and 2009, our deferred tax assets had a 100% valuation allowance.

We recognize benefits related to uncertain tax return positions in the financial statements if they are “more-likely-than-not” to be sustained by the taxing authority. We treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements.

Product Warranty

We have a one-year warranty policy for defective products with options to purchase extended warranties for additional years for our B2000 and ZetaJet™ product lines and an 18-month warranty policy for the cool.click™ and SeroJet™. We review our accrued warranty on a quarterly basis utilizing recent return rates and sales levels. The estimated warranty is recorded as a reduction of product sales and is reflected on the accompanying consolidated balance sheet in other accrued liabilities. Our warranty accrual totaled $5,000 at both December 31, 2010 and 2009. We have not experienced significant warranty activity at any time in the past and we do not expect significant warranty activity in the future.

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

Segment Reporting and Enterprise-Wide Disclosures

We operated in one segment during 2010 and 2009.

Revenue by product line was as follows:

	Year Ended December 31,
	2010	2009
Biojector® 2000 (or CO2 powered)	$672,518	$1,490,471
Spring Powered	3,446,704	3,305,119
Vial Adapters	1,026,914	1,297,329

	5,146,136	6,092,919
License and Technology Fees	431,305	599,072

	$5,577,441	$6,691,991

Geographic revenues, based on the location of the customers, were as follows:

	Year Ended December 31,
	2010	2009
United States	$4,382,178	$4,846,250
All other	1,195,263	1,845,741

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

Potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be antidilutive were as follows:

	Year Ended December 31,
	2010	2009
Stock options, restricted stock units and warrants	4,131,069	2,933,211
Convertible preferred stock	15,471,626	15,471,549
Series E Payment-in-kind dividends	550,516	550,516
Series F Payment-in-kind dividends	133,263	128,624
Series G Payment-in-kind dividends	751,814	24,615
$1.25 million convertible debt	—	166,667

Total	21,038,288	19,275,182

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense, using the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity award).

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

3.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES:

As of December 31, 2010, we did not have any financial asset or liabilities that were valued at fair value on a recurring basis.

Certain of our previous convertible debt and equity agreements included derivative liabilities. These instruments were recorded at fair value and were marked to market each period using the Black-Scholes valuation model.

Following are the disclosures related to our previously-existing financial liabilities:

	Warrants issued in connection with March 2006 $1.5 million bridge loan(1)	$1.25 million convertible debt conversion feature(2)
Fair value at December 31, 2009	$(30,039)	$(2,412)
Change in fair value	30,039	2,412

Fair value at December 31, 2010	$—	$—

(1)	The warrants issued in connection with the March 2006 $1.5 million bridge loan expired in September 2010 and, accordingly, there is no value attributable to the warrants at December 31, 2010.
(2)	The $1.25 million convertible debt was paid off during the first quarter of 2010 and, accordingly, there is no value attributable to the conversion feature at December 31, 2010.

4.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

	December 31,
	2010	2009
Machinery and equipment	$4,852,268	$4,852,178
Production molds	3,068,027	3,068,027
Furniture and fixtures	351,719	351,719
Leasehold improvements	142,052	142,052
Assets in process	173	—

	8,414,239	8,413,976
Less – accumulated depreciation	(7,768,893)	(7,343,888)

	$645,346	$1,070,088

Depreciation expense was $444,000 in 2010 and $556,000 in 2009.

Assets in process include capital assets that are not yet ready for production and they are not depreciated until they are substantially complete and ready to be put into production. We did not record any capitalized interest related to our assets in process at December 31, 2010.

5.	OTHER ASSETS:

Other assets consist of patent costs. The gross amount of patents and the related accumulated amortization were as follows:

	December 31,
	2010	2009
Patents	$2,359,217	$2,204,392
Accumulated amortization	(1,049,739)	(952,554)

	$1,309,478	$1,251,838

Amortization expense, including $26,266 and $59,947 for the write-off of abandoned patents in 2010 and 2009, respectively, was as follows:

Year Ended December 31,	Patents	Debt Issuance Costs
2010	$137,866	$—
2009	171,545	6,790

Patents are amortized over their useful lives of 17 years with no residual value. Amortization is as follows over the next five years and thereafter:

Year Ending December 31,	Patents
2011	$111,600
2012	120,000
2013	120,000
2014	120,000
2015	120,000
Thereafter	717,878

6.	OTHER ACCRUED LIABILITIES:

Included in other accrued liabilities was $0.4 million and $0.6 million at December 31, 2010 and 2009, respectively, related to prepaid inventory and credits for Serono.

7.	401(K) RETIREMENT BENEFIT PLAN:

We have a 401(k) Retirement Benefit Plan for our employees. All employees, subject to certain age and length of service requirements, are eligible to participate. The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under provisions of the Internal Revenue Code Section 401(k). We match 62.5% of employee contributions up to 6% of salary with our common stock and may make discretionary profit sharing contributions to all employees, which may either be made in cash or common stock. Participants are allowed to sell our common stock held in their account and reinvest it in other plan options. We issued 385,200 and 493,712 shares, respectively, and recorded an expense of $39,000 and $57,000, respectively, related to employer matches of our stock under the 401(k) Plan related to the years ended December 31, 2010 and 2009. The Board of Directors has reserved up to 1.8 million shares of common stock for these voluntary employer matches, of which 1.6 million shares have been issued, or were committed to be issued, at December 31, 2010.

8.	INCOME TAXES:

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2010	2009
Statutory tax rate	$(501,412)	$(366,931)
State taxes, net of federal tax	(54,389)	(33,344)
Permanent and other items	(74,020)	(14,379)
Stock-based compensation	292,292	64,949
Expiration of net operating losses	1,886,313	2,042,308
Valuation allowance	(1,548,784)	(1,692,603)

	$—	$—

We had the following deferred tax assets and (liabilities):

	December 31,
	2010	2009
Deferred tax assets:
Inventory	$278,958	$273,882
Deferred revenue	507,734	579,193
Other accrued liabilities	109,394	284,314
Net operating loss carryforwards and credits	33,544,769	34,893,300

	34,440,855	36,030,689
Deferred tax liabilities:
Depreciation and amortization	(209,795)	(250,845)

Total deferred tax assets, net	34,231,060	35,779,844
Less valuation allowance	(34,231,060)	(35,779,844)

Net deferred tax assets	$—	$—

A full valuation allowance has been recorded against the deferred tax assets because of the uncertainty regarding the realizability of these benefits due to our historical operating losses. The net change in the valuation allowance for deferred tax assets was a decrease of $1.5 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively, mainly due to the expiration of net operating loss carryforwards. As of December 31, 2010, we had net operating loss carryforwards of approximately $87.1 million and $68.3 million available to reduce future federal and state taxable income, respectively, which expire in 2011 through 2031. Approximately $2.0 million of our carryforwards were generated as a result of deductions related to exercises of stock options. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes.

As of December 31, 2010, we had unused research tax credits of approximately $1.6 million available to reduce future federal income taxes. If unutilized, the credits expire between 2011 and 2030.

We did not have any unrecognized tax benefits or associated interest at December 31, 2010 or 2009 and we do not expect any significant changes to our unrecognized tax benefits within the next 12 months. We file federal and various state and local income tax returns. With few exceptions, we are no longer subject to federal, state or local income tax examinations for years prior to 2006.

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

9.	$1.25 MILLION CONVERTIBLE LOAN:

At December 31, 2010, no amounts were outstanding under a term loan agreement with Partners For Growth, L.P. (“PFG”) for $1.25 million of convertible debt financing. This loan matured and was paid off in March 2010. At December 31, 2009, $150,000 was outstanding under this term loan agreement.

10.	CONVERSION OF $600,000 CONVERTIBLE NOTE:

In December 2009, we sold an aggregate of 92,448 shares of our Series G Convertible Preferred Stock (the “Series G Preferred Stock”) at a price of $13.00 per share under a Purchase Agreement with each of Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund (Institutional) II, L.P. (together “LOF”). Gross proceeds from the sale were $1.2 million, payable by payment of $0.5 million in cash and the cancellation of the $0.6 million outstanding principal amount of and $0.1 million accrued interest through December 18, 2009 on two convertible subordinated promissory notes, dated as of December 5, 2007, issued by us to LOF.

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

In connection with the Agreement, we issued warrants to purchase an aggregate of 656,934 shares of our common stock at $1.37 per share to the lenders. The warrants expired in September 2010. See Note 13. The remaining proceeds from the issuance of the convertible debt, totaling $833,000, were recorded as short-term borrowings and were to be accreted to the $1.5 million face amount over the term of the debt. However, upon the closing of the Series E Preferred Stock as discussed above, the convertible debt under the Agreement was settled and converted to $1.6 million of Series E Preferred Stock.

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

12.	STOCK-BASED COMPENSATION:

Certain information regarding our stock-based compensation was as follows:

	Year Ended December 31,
	2010	2009
Weighted average grant-date per share fair value of share options granted	$0.18	$—
Stock-based compensation recognized in results of operations	368,483	316,617
Fair value of restricted stock units that vested during the period	52,371	147,078

There was no stock-based compensation capitalized in fixed assets, inventory or other assets during the years ended December 31, 2010 or 2009.

The stock-based compensation was included in our statement of operations as follows:

	Year Ended December 31,
	2010	2009
Manufacturing	$45,839	$21,879
Research and development	49,874	61,727
Selling, general and administrative	272,770	233,011

	$368,483	$316,617

To determine the fair value of stock-based awards granted during the periods presented, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Stock Incentive Plan
Risk-free interest rate	2.01-2.62%	—
Expected dividend yield	0%	—
Expected term	4.75 - 7 years	—
Expected volatility	168%-179%	—

There were no stock option grants during 2009.

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

Restated 1992 Stock Incentive Plan

Options may be granted to our directors, officers and employees and eligible non-employee agents, consultants, advisers and independent contractors by the Board of Directors under terms of the Bioject Medical Technologies Inc. Restated 1992 Stock Incentive Plan (the “Plan”). The Plan expires June 9, 2020. Under the terms of the Plan, eligible employees may receive statutory and nonstatutory stock options, stock bonuses, stock appreciation rights and restricted stock for purchase of shares of our common stock at prices and vesting as determined by the Board or a committee of the Board. As amended, a total of up to 5,400,000 shares of our common stock, including options outstanding at the date of initial shareholder approval of the Plan, may be granted under the Plan. At December 31, 2010, we had option or restricted share grants covering 294,000 shares of our common stock available for grant and a total of 2.4 million shares of our common stock reserved for issuance.

Stock option activity for the year ended December 31, 2010 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	307,200	$1.58
Granted	2,080,764	0.19
Exercised	—	—
Forfeited	(86,673)	2.50

Outstanding at December 31, 2010	2,301,291	$0.40

Certain information regarding options outstanding as of December 31, 2010 was as follows:

	Options Outstanding	Options Exercisable
Number	2,301,291	624,232
Weighted average exercise price	$0.40	$0.96
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	5.8 years	4.3 years

There is no aggregate intrinsic value for our options outstanding at December 31, 2010 as no optionees had options with exercise prices less than $0.07 per share, the market value of our common stock on that date.

Restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Per Share Grant Date Fair Value
Balances, December 31, 2009	156,952	$0.60
Granted	—
Vested	(97,450)	0.70
Forfeited	—

Balances, December 31, 2010	59,502	0.39

As of December 31, 2010, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $267,000, which will be recognized over the weighted average remaining vesting period of approximately three years.

Employee Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan, as amended, terminated in November 2009.

Warrants

Warrant activity is summarized as follows:

	Shares	Exercise Price
Balances, December 31, 2009	2,185,725	0.75 – 1.92
Expiration of Series DD	(100,000)	1.92
Expiration of Series EE	(58,515)	1.40
Expiration of Series FF	(656,934)	1.37

Balances, December 31, 2010	1,370,276	0.75-1.32

No warrants were issued or exercised during 2010.

13.	COMMITMENTS:

Leases

In October 2003, we entered into a 10-year facility lease for space to house our Tualatin, Oregon based research and development, manufacturing and administration functions. This lease has one, five-year renewal option. We also lease office equipment under operating leases for periods up to five years and certain equipment under capital leases.

At December 31, 2010, future minimum payments under noncancellable operating and capital leases with terms in excess of one year were as follows:

For the year ending December 31,	Operating	Capital
2011	$425,603	$6,373
2012	449,239	—
2013	464,700	—
2014	402,892	—
2015	—	—
Thereafter	—	—

Total minimum lease payments	$1,742,434	6,373

Less amounts representing interest and maintenance fees		(200)

Present value of future minimum lease payments		$6,173

At December 31, 2010 and 2009, the gross amount of assets on our balance sheet under capital leases was $16,000 and $22,000, respectively. Lease expense for the years ended December 31, 2010 and 2009 totaled $424,000 and $421,000, respectively.

Our 2003 facility lease includes deferred rent related to leasehold improvements made by the landlord. In addition, in November 2008, we negotiated a $15,000 rent deferral for each of November 2008, December 2008 and January 2009 and, in March 2009, we entered into an agreement pursuant to which we deferred $12,000 of rent for each of February, March and April 2009. On July 8, 2009, we entered into another amendment to our lease agreement, effective June 30, 2009, pursuant to which we deferred $12,000 of rent for each of May and June 2009. Such agreements provided that amounts deferred, plus accrued interest at the rate of 9% per annum, shall be due within sixty (60) days upon the earlier to occur of (i) sale of all or substantially all of our assets or the acquisition or merger of Bioject or the occurrence of any other transaction identified in Section 4.15.4 of the original lease agreement, (ii) capital or equity raise of $3.0 million or more, (iii) the entering of a strategic partnership with up-front payments over $300,000, (iv) default by us under the lease; provided, that if none of the foregoing events have occurred by December 31, 2010, we shall commence paying back amounts deferred plus accrued interest in twelve (12) equal installments at the same time and in the same manner as base rent commencing on January 1, 2011 and on the first of each month thereafter until paid in full.

Unpaid deferred rent and accrued interest totaled $120,000 and $110,000 at December 31, 2010 and 2009, respectively, and was included as a component of current liabilities and other long-term liabilities, as appropriate, on our consolidated balance sheets. We were scheduled to begin repaying the deferred rent in January 2011 in twelve equal installments. However, in March 2011, we entered into an agreement with the landlord, which provides for further deferral. See Note 16 Subsequent Events.

Purchase Order Commitments

At December 31, 2010, we had open purchase order commitments totaling approximately $550,000 through 2011, primarily related to inventory purchases for firm customer orders. Of this amount, $18,000 related to capital equipment purchases for the benefit and ownership of a customer, which will reimburse us for costs incurred.

14.	RELATED PARTY TRANSACTIONS:

Mr. Jerald Cobbs and Mr. Albert Hansen

Mr. Jerald Cobbs, a member of our Board of Directors, was the Managing Director of Signet Healthcare Partners (formerly Sanders Morris Harris) (“Signet”). Mr. Albert Hansen is a member of our Board of Directors and Managing Director of Signet. LOF and several of its affiliates are affiliates of Signet. As of December 31, 2010, LOF and several of its affiliates held 3,858,908 shares of our Series E Preferred Stock, including accrued payment-in-kind dividends. The 3,858,908 shares of our Series E Preferred Stock held by LOF and several of its affiliates are convertible into 3,858,908 shares of our common stock. The Series E Preferred Stock included an 8% annual payment-in-kind dividend for 24 months, which expired in the second quarter of 2008.

Certain funds affiliated with LOF and several of its affiliates also own 2,086,957 shares of our Series D Preferred Stock and 95,967 shares of our Series G Preferred Stock, including accrued dividends, which are convertible into 2,086,957 and 9,596,725 shares of our common stock, respectively.

LOF holds a warrant to purchase an aggregate of 80,000 shares of our common stock at $0.75 per share. The warrant expires in December 2011.

The transactions with LOF were all deemed to be made at arms-length rates.

Mr. Edward Flynn

At December 31, 2010, Mr. Edward Flynn, a member of our Board of Directors, held 1,616,160 shares of our common stock, 784 shares of our Series F Preferred Stock, 4,166 shares of our Series G Preferred Stock, including preferred dividends, and a warrant for 66,667 shares of common stock. The Series F Preferred Stock and the Series G Preferred Stock are convertible into 783,842 and 416,588 shares of our common stock, respectively.

15.	RECENT ACCOUNTING GUIDANCE:

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

16.	SUBSEQUENT EVENTS:

PATH and WHO

In February 2011, we entered into a collaboration with PATH and the World Health Organization (“WHO”) to support efforts to advance clinical research of intradermal delivery of vaccines in developing-country immunization programs by providing our Intradermal Pen (the “ID Pen”). The ID Pen is a unique disposable-syringe jet injector for intradermal delivery. PATH and WHO will each provide funding for the development of ID Pen devices for further evaluation.

Deferred Rent Repayment Terms

In March 2011, we entered into an agreement with the landlord of our Tualatin, Oregon facility, which provides for the repayment of deferred rent at the rate of $2,000 per month for the period April 1, 2011 through March 31, 2012 and $3,742 per month for the period April 1, 2012 through December 31, 2014. See also Note 13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

None.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 5. for Equity Compensation Plan Information.

Additional information required by this item is included in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2010.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies Inc., as amended March 10, 2011. Incorporated by reference to Form 8-K filed March 15, 2011.

4.1	Form of Rights Agreement dated as of July 1, 2002 between the Company and American Stock Transfer & Trust Company, including Exhibit A, Terms of the Preferred Stock, Exhibit B, Form of Rights Certificate, and Exhibit C, Summary of the Right To Purchase Preferred Stock. Incorporated by reference to Form 8-K dated July 2, 2002.

4.1.1	First Amendment, dated October 8, 2002, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to registration statement on Form 8-A/A filed with the Commission on October 8, 2002.

4.1.2	Second Amendment, dated November 15, 2004, to Rights Agreement dated July 1, 2002 between Bioject and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated November 15, 2004.

4.1.3	Third Amendment to Rights Agreement, dated March 8, 2006, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

4.1.4	Fourth Amendment to Rights Agreement, dated November 20, 2007, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated December 19, 2007 and filed December 20, 2007.

4.1.5	Fifth Amendment to Rights Agreement, dated January 8, 2010, between Bioject Medical Technologies Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Form 8-K dated January 8, 2010 and filed January 14, 2010.

10.1*	Standard Employment with Christine Farrell, dated January 21, 1997. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.1.1*	First Amendment to Standard Employment Agreement with Christine Farrell, dated November 2004. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.1.2*	Second Amendment to Standard Employment Agreement, dated December 31, 2008, between Bioject Medical Technologies Inc. and Christine Farrell. Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 31, 2008 and filed January 5, 2009.

10.2*	1992 Stock Incentive Plan, as amended. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2010.

10.2.1*	Standard Form of Stock Option Agreement. Incorporated by reference to Form 10-K for the year ended December 31, 2007.

Exhibit No.	Description
10.2.2*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Form 8-K dated March 11, 2005 and filed March 17, 2005.

10.2.3*	Form of Restricted Stock Unit Award Agreement for January 19, 2006 grants (time-based vesting and performance-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.2.4*	Form of Restricted Stock Unit Award Agreement for June 1, 2006 grants (time-based vesting if performance measures achieved). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.2.5*	Form of Restricted Stock Unit Award Agreement for May 24, 2006 grants (time-based vesting). Incorporated by reference to Form 8-K dated January 19, 2006 and filed on June 15, 2006.

10.3	Industrial Lease dated October 2003 between Multi-Employer Property Trust, and Bioject Medical Technologies Inc., an Oregon corporation. Incorporated by reference to Form 10-K for the nine-month transition period ended December 31, 2002.

10.3.1	First Amendment to Lease dated December 2003 by and between the Multi-Employer Property Trust and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for the year ended December 31, 2008.

10.3.2	Second Amendment to Lease dated November 18, 2008 by and between the NewTower Trust Multi-Employer Property Trust and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for the year ended December 31, 2008.

10.3.3	Third Amendment to Lease dated March 25, 2009 by and between the NewTower Trust Multi-Employer Property Trust and Bioject Medical Technologies Inc. Incorporated by reference to Form 10-K for the year ended December 31, 2008.

10.3.4	Fourth Amendment to Lease Agreement between MEPT Commerce Park Tualatin II and III LLC and Bioject Medical Technologies Inc. dated June 30, 2009. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.

10.3.5	Fifth Amendment to Lease Agreement between MEPT Commerce Park Tualatin II and III LLC and Bioject Medical Technologies Inc. dated March 31, 2011. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 31, 2011.

10.4	License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-Q for the quarter ended December 31, 1999. (1)

10.4.1	Amendment dated March 15, 2000 to License and Distribution Agreement dated December 21, 1999 between Bioject, Inc. and Serono Laboratories, Inc. Incorporated by reference to Form 10-K for the year ended March 31, 2000.

10.5	Warrant, dated December 11, 2006, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 11, 2006 and filed on December 15, 2006.

10.6	Warrant, dated December 15, 2004, issued to Partners for Growth, L.P. Incorporated by reference to Form 8-K dated December 15, 2004.

10.7	Series “EE-3” Common Stock Purchase Warrant, dated August 21, 2006, issued to RCC Ventures, LLC. Incorporated by reference to Exhibit 10.16 in the Form 10-K filed April 2, 2007.

10.8	Form of Warrant dated March 8, 2006. Incorporated by reference to Form 8-K dated March 3, 2006 and filed March 9, 2006.

10.9	Indemnity Agreement between Bioject Medical Technologies Inc. and Jerald S. Cobbs dated as of March 8, 2006. Incorporated by reference to Form 10-K for the year ended December 31, 2005.

10.10	Series G Convertible Preferred Stock Purchase Agreement dated December 18, 2009 between Bioject Medical Technologies Inc. Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., and Edward Flynn. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

10.10.1	Registration Rights Agreement dated December 18, 2009 between Bioject Medical Technologies Inc., Life Sciences Opportunities Fund II, L.P., Life Sciences Opportunities Fund (Institutional) II, L.P., Edward Flynn, Ralph Makar, David Tierney, Richard Stout, Christine Farrell, and the Investors listed on Exhibit A thereto. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

14	Code of Ethics. Incorporated by reference to Form 10-K for the year ended December 31, 2003.

21	List of Subsidiaries. Incorporated by reference to Form 10-K for the year ended March 31, 1999.

23	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Certain portions of this exhibit have been omitted based on a request for confidential treatment; these portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bioject Medical Technologies Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011:

BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

By:	/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 31, 2011.

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