Form 10-Q
period 2011-03-31
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2011-05-13
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	18,667,502
(Class)	(Outstanding at May 13, 2011)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$452,279	$180,154
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,149	663,782	837,890
Inventories	898,376	626,458
Other current assets	88,622	70,403

Total current assets	2,103,059	1,714,905

Property and equipment, net of accumulated depreciation of $7,861,083 and $7,768,893	555,206	645,346
Other assets, net	1,300,557	1,309,478

Total assets	$3,958,822	$3,669,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$966,250	$945,816
Accrued payroll	182,071	225,144
Other accrued liabilities	704,354	481,165
Deferred revenue	440,060	176,207

Total current liabilities	2,292,735	1,828,332

Long-term liabilities:
Deferred revenue	1,091,965	1,136,016
Other long-term liabilities	303,267	324,551

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding and liquidation preference of $2,400,000 at March 31, 2011 and December 31, 2010	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding and liquidation preference of $5,286,704 at March 31, 2011 and December 31, 2010	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at liquidation preference of $723,025 at March 31, 2011 and December 31, 2010	723,025	723,025
Series G Convertible - 92,448 shares issued and outstanding at March 31, 2011 and December 31, 2010 and liquidation preference of $1,325,605 and $1,299,570	1,325,605	1,299,570
Common stock, no par value, 100,000,000 shares authorized; 18,667,502 shares issued and outstanding at March 31, 2011 and 18,455,094 at December 31, 2010	114,808,290	114,762,654
Accumulated deficit	(123,943,299)	(123,761,653)

Total shareholders’ equity	270,855	380,830

Total liabilities and shareholders’ equity	$3,958,822	$3,669,729

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenue:
Net sales of products	$1,621,613	$1,091,368
Licensing and technology fees	121,663	96,354

	1,743,276	1,187,722
Operating expenses:
Manufacturing	1,052,530	808,906
Research and development	310,306	372,369
Selling, general and administrative	533,740	513,847

Total operating expenses	1,896,576	1,695,122

Operating loss	(153,300)	(507,400)

Interest income	547	2,205
Interest expense	(2,858)	(29,936)
Change in fair value of derivative liabilities	—	(7,532)

	(2,311)	(35,263)

Net loss	(155,611)	(542,663)
Preferred stock dividends	(26,035)	(25,224)

Net loss allocable to common shareholders	$(181,646)	$(567,887)

Basic and diluted net loss per common share allocable to common shareholders	$(0.01)	$(0.03)

Shares used in per share calculations	18,478,427	17,729,111

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(155,611)	$(542,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense related to fair value of stock-based awards	33,569	53,202
Stock contributed to 401(k) plan	12,067	—
Depreciation and amortization	120,090	149,369
Other non-cash interest expense	—	25,242
Change in fair value of derivative instruments	—	7,532
Change in deferred revenue	219,802	38,998
Change in deferred rent	2,716	2,483
Changes in operating assets and liabilities:
Accounts receivable, net	174,108	(9,720)
Inventories	(271,918)	11,823
Other current assets	(18,219)	(4,073)
Accounts payable	(3,566)	(236,375)
Accrued payroll	(43,073)	(368)
Other accrued liabilities	223,189	14,785

Net cash provided by (used in) operating activities	293,154	(489,765)

Cash flows from investing activities:
Payments for purchase of property and equipment	(2,050)	—
Other assets	(18,979)	(41,936)

Net cash used in investing activities	(21,029)	(41,936)

Cash flows from financing activities:
Principal payments made on short and long-term debt	—	(150,000)
Payments made on capital lease obligations	—	(1,505)

Net cash used in financing activities	—	(151,505)

Increase (decrease) in cash and cash equivalents	272,125	(683,206)

Cash and cash equivalents:
Beginning of period	180,154	1,146,318

End of period	$452,279	$463,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$142	$2,210

Supplemental disclosure of non-cash information:
Preferred stock dividend to be settled in Series F or Series G preferred stock	$26,035	$25,224

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three-month periods ended March 31, 2011 and 2010 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from Bioject Medical Technologies Inc.’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. We have historically suffered recurring operating losses and negative cash flows from operations. As of March 31, 2011, we had an accumulated deficit of $123.9 million with total shareholders’ equity of $0.3 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At March 31, 2011, we had cash of $0.5 million and a working capital deficit of $0.2 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, if we do not enter into one or more licensing development and supply agreements with sufficient up-front payments or increase sales to current customers or markets, we may need to do one or more of the following to provide additional resources during 2011:

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

Note 2. Inventories

Inventories are stated at the lower of cost or market value. Cost is determined in a manner that approximates the first-in, first out (FIFO) method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances.

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials and components	$501,429	$348,683
Work in process	56,419	74,385
Finished goods	340,528	203,390

	$898,376	$626,458

Note 3. Net Loss Per Common Share

The following common stock equivalents were excluded from the diluted net loss per share calculations, as their effect would have been antidilutive:

	Three Months Ended March 31,
	2011	2010
Stock options, restricted stock units and warrants	4,044,877	2,907,733
Convertible preferred stock	15,471,626	15,471,626
Series E payment-in-kind dividends	550,516	550,516
Series F payment-in-kind dividends	133,263	133,263
Series G payment-in-kind dividends	952,080	195,519

Total	21,152,362	19,258,657

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended March 31,
	2011	2010
Merial	73%	27%
Ferring	17%	29%
Serono	0%	33%

At March 31, 2011, accounts receivable from Serono, Ferring and Merial represented 9%, 21% and 56%, respectively, of the accounts receivable balance. In addition, one other customer accounted for 11% of the March 31, 2011 accounts receivable balance. No other customer accounted for 10% or more of our accounts receivable as of March 31, 2011.

Note 5. Other Accrued Liabilities

Included in other accrued liabilities was $0.4 million at both March 31, 2011 and December 31, 2010 related to credits for Serono and $0.3 million at March 31, 2011 related to customer deposits for Merial.

Note 6. Facility Lease Amendment

In March 2011, we entered into an agreement with the landlord of our Tualatin, Oregon facility, which provides for the repayment of deferred rent at the rate of $2,000 per month for the period April 1, 2011 through March 31, 2012 and $3,742 per month for the period April 1, 2012 through December 31, 2014.

Note 7. Recent Accounting Guidance

ASU 2010-17

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. We adopted the amendments in ASU 2010-17 effective January 1, 2011 on a prospective basis. Our previous practices are consistent with the guidance in ASU 2010-17 and, in future research and development transactions, we will analyze the impact and, when the milestones are substantive, we will recognize them according to ASU 2010-17. Accordingly, the adoption of the provisions of ASU 2010-17 did not have any effect on our financial position, results of operations or cash flows.

Note 8. Subsequent Event

In April 2011, we eliminated the 10% pay reductions that were implemented in February 2009 for all non-executive employees. Executive officers continue to maintain a voluntary 20% pay reduction and their salaries did not change at this time.

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

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. We assume no obligation to update forward-looking statements if conditions or management’s estimates or opinions should change, even if new information becomes available or other events occur in the future. See also Part II, Item 1A, Risk Factors.

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

In the first quarter of 2011, Serono extended its contract, which expired under its terms in December 2010, with a one-time fixed extension of the agreement until December 31, 2011.

Also, in February 2011, we entered into a collaboration with PATH and the World Health Organization (“WHO”) to support efforts to advance clinical research of intradermal delivery of vaccines in developing-country immunization programs by providing our Intradermal Pen (the “ID Pen”). The ID Pen is a unique disposable-syringe jet injector for intradermal delivery. PATH and WHO will each provide funding for the production of ID Pen devices for further evaluation. A portion of this funding will be recorded as a component of licensing and technology fees and the other portion will be used for direct funding of equipment.

We do not anticipate reaching profitability in 2011.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

Our limited amount of additional committed capital, recurring losses, negative cash flows and accumulated deficit are factors that raise substantial doubt about our ability to continue as a going concern. See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of March 31, 2011 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and beyond
Operating leases and deferred rent(1)	$1,644,178	$327,347	$913,939	$402,892	$—
Capital leases	3,187	3,187	—	—	—
Purchase order commitments	1,258,718	1,258,718	—	—	—

	$2,906,083	$1,589,252	$913,939	$402,892	$—

(1)	Operating leases and deferred rent includes $123,000 of deferred rent, which we began repaying in April 2011. See also Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The consolidated financial data for the three-month periods ended March 31, 2011 and 2010 are presented in the following table:

Three Months Ended March 31,	2011	2010
Revenue:
Net sales of products	$1,621,613	$1,091,368
License and technology fees	121,663	96,354

	1,743,276	1,187,722
Operating expenses:
Manufacturing	1,052,530	808,906
Research and development	310,306	372,369
Selling, general and administrative	533,740	513,847

Total operating expenses	1,896,576	1,695,122

Operating loss	(153,300)	(507,400)
Interest income	547	2,205
Interest expense	(2,858)	(29,936)
Change in fair value of derivative liabilities	—	(7,532)

Net loss	(155,611)	(542,663)
Preferred stock dividends	(26,035)	(25,224)

Net loss allocable to common shareholders	$(181,646)	$(567,887)

Basic and diluted net loss per common share allocable to common shareholders	$(0.01)	$(0.03)

Shares used in per share calculations	18,478,427	17,729,111

Revenue

Product sales increased $530,000, or 48.6%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in sales to Merial from $293,000 to $1.2 million, or 306%, in the first quarter of 2011 compared to the first quarter of 2010. The increase in sales to Merial was primarily due to increased orders in anticipation of the launch by Merial of the new spring powered device in the second quarter of 2011.

These increases were partially offset by:

•	a decrease in sales to Serono from $360,000 to $0 in the first quarter of 2011 compared to the first quarter of 2010; and

•	a decrease in sales to Ferring Pharmaceuticals from $315,000 to $282,000, or 11%, in the first quarter of 2011 compared to the first quarter of 2010 due to timing of orders.

We currently have supply agreements or commitments with Merial, Ferring Pharmaceuticals Inc., the U.S. federal government and Serono. Our agreement with Serono expired in December 2010, however, in the first quarter of 2011, it was extended with a one-time fixed extension of the agreement until December 31, 2011.

We anticipate sales to Serono in the second quarter of 2011 pursuant to its extended supply agreement.

License and technology fees recognized in accordance with our agreements were as follows:

Three Months Ended March 31,	2011	2010
Merial	$44,052	$42,011
Serono	—	18,991
Royalty fees	23,788	25,352
Other	53,823	10,000

	$121,663	$96,354

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial. In addition, we entered into a collaboration agreement with PATH and WHO, which includes development fees and direct funding of equipment.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Manufacturing expense increased $244,000, or 30.1%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased product sales as discussed above. However, manufacturing expense decreased as a percentage of product sales to 64.9% in the first quarter of 2011 from 74.1% in the first quarter of 2010 due to a larger base over which to absorb costs.

Research and Development

Research and development costs include labor, materials and costs associated with clinical studies or incurred in the research and development of new products and modifications to existing products.

Research and development expense decreased $62,000, or 16.7%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the timing of expenses related to on-going projects.

Selling, General and Administrative

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

Selling, general and administrative expense increased $20,000, or 3.9%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to increased selling expenses.

Interest Expense

Interest expense included the following:

	Three Months Ended March 31,
	2011	2010
Contractual interest expense	$2,858	$4,694
Accretion of $1.25 million convertible debt	—	25,242

	$2,858	$29,936

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

Total cash at March 31, 2011 was $0.5 million compared to $0.2 million at December 31, 2010. We had a working capital deficit of $0.2 million at March 31, 2011 compared to a working capital deficit of $0.1 million at December 31, 2010. Given our current cash balance, if no new licensing, development or supply agreements with significant up-front payments are entered into or there is no significant increase in product sales in 2011, we may need to obtain additional debt or equity financing during 2011 in order to continue operations.

The increase in cash during the first quarter of 2011 resulted from $0.3 million of cash provided by operating activities, offset by $21,000 used for capital expenditures and patent activity.

Net accounts receivable decreased $174,000 to $0.7 million at March 31, 2011 compared to $0.8 million at December 31, 2010. Receivables from four different customers accounted for a total of 97% of our accounts receivable balance at March 31, 2011, with individual accounts totaling 56%, 21%, 11% and 9%, respectively. Of the accounts receivable due at March 31, 2011, $0.6 million was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $272,000 to $0.9 million at March 31, 2011 compared to $0.6 million at December 31, 2010, primarily as a result of increased purchases to support the level of forecasted sales for the second quarter of 2011.

Capital expenditures totaled $2,000 in the first quarter of 2011. We anticipate spending up to a total of $50,000 or more in 2011 for production molds for current research and development projects.

Accrued payroll decreased $43,000 to $182,000 at March 31, 2011 compared to $225,000 at December 31, 2010 primarily as a result of the timing of payments.

Other accrued liabilities increased $223,000 to $0.7 million at March 31, 2011 compared to $0.5 million at December 31, 2010, primarily as a result of increased customer deposits. Customer deposits and credits totaled $0.7 million at March 31, 2011 and are being, or could be, utilized at any time against current invoices or require repayment.

Deferred revenue of $1.5 million at March 31, 2011 represented amounts received from Merial, Serono and WHO.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 7 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011.

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

We may need to obtain funding in 2011 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions. The unavailability of funding could adversely affect our business and cause us to cease operations. At March 31, 2011, we had cash of $0.5 million and a working capital deficit of $0.2 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, if we do not enter into one or more licensing development and supply agreements with sufficient up-front payments or increase sales to current customers or markets, we may need to do one or more of the following to provide additional resources during 2011:

•	secure additional debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

Our contract with Serono expired in December 2010 and, in early 2011, Serono provided last-buy purchases, which we will fulfill throughout 2011. While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. Financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At March 31, 2011, we had an accumulated deficit of $123.9 million and a net working capital deficit of $0.2 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. We may never be profitable, which could have a negative effect on our stock price, our business and our ability to continue operations. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. We have not attained profitability at these sales levels. We may never be able to generate significant revenues or achieve profitability. Now, and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.7 million, at March 31, 2011, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We expanded our strategy to focus on military and public health sales. This strategy is subject to a number of risks and uncertainties, and, as a result, we may not be successful in implementing this strategy. We recently expanded the number of military and public health targets with whom we are in discussions about utilizing our needle-free injection technology devices. However, this expanded strategy has only resulted in a few new accounts. Successfully implementing this strategic focus is subject to a number of risks, including the risk that our products will not be accepted by these targets. Accordingly, there is no assurance that our expanded strategy will be successful, and the failure of our expanded strategy could negatively affect our business.

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

We depend on a few significant customers. Our top two customers, Merial and Ferring, accounted for 90% of our total product sales in the first quarter of 2011. We did not have any sales to Serono during the first quarter of 2011, but we anticipate sales to Serono beginning in the second quarter of 2011 pursuant to its extended supply agreement, which expires December 31, 2011. Our agreement with Merial contains provisions allowing Merial to remove its production equipment and utilize a different third-party assembler if we fail to meet the production terms of the agreement. In addition, if any of these customers delays, reduces or ceases ordering our products or services, whether as a result of the expiration of a supply agreement or otherwise, our business would be negatively affected.

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

We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 and ZetaJet™ jet injector and disposable syringes as well as manufacturing processes to produce our modified Vitajet® consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. We are experiencing delays in the delivery of certain components. These current delays, or any delays or interruptions we may experience in the future, including suppliers suspending or ceasing operations, could have a material adverse effect on our financial condition and results of operations.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock and exercise of warrants. In addition, as of March 31, 2011, we had approximately 330,000 shares of common stock available for future issuance under our stock incentive plan. As of March 31, 2011, options to purchase approximately 2.3 million shares of common stock were outstanding and approximately 60,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of common stock, Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock, warrants to purchase common stock and unpaid preferred stock dividends representing, in aggregate, approximately 46.1% of our outstanding voting power (assuming exercise of the warrants and payment of dividends). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2010.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies Inc., as amended March 10, 2011. Incorporated by reference to Form 8-K filed March 15, 2011.

10.1	Fifth Amendment to Lease Agreement between MEPT Commerce Park Tualatin II and III LLC and Bioject Medical Technologies Inc. dated March 31, 2011. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 31, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2011	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)