Form 10-Q
period 2011-06-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2011-08-12
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	18,851,312
(Class)	(Outstanding at August 12, 2011)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$894,318	$180,154
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,149	521,525	837,890
Inventories	1,500,603	626,458
Other current assets	160,162	70,403

Total current assets	3,076,608	1,714,905
Property and equipment, net of accumulated depreciation of $7,939,270 and $7,768,893	476,380	645,346
Other assets, net	1,329,245	1,309,478

Total assets	$4,882,233	$3,669,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,359,647	$945,816
Accrued payroll	263,451	225,144
Other accrued liabilities	763,805	481,165
Short-term note payable	225,000	—
Deferred revenue	359,993	176,207

Total current liabilities	2,971,896	1,828,332

Long-term liabilities:
Deferred revenue	1,047,913	1,136,016
Other long-term liabilities	250,548	324,551

Commitments

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible — 2,086,957 shares issued and outstanding and liquidation preference of $2,400,000 at June 30, 2011 and December 31, 2010	1,878,768	1,878,768
Series E Convertible — 3,308,392 shares issued and outstanding and liquidation preference of $5,286,704 at June 30, 2011 and December 31, 2010	5,478,466	5,478,466
Series F Convertible — 8,314 shares issued and outstanding at liquidation preference of $723,025 at June 30, 2011 and December 31, 2010	723,025	723,025
Series G Convertible — 92,449 shares issued and outstanding at June 30, 2011 and December 31, 2010 and liquidation preference of $1,351,639 and $1,299,570	1,351,639	1,299,570
Common stock, no par value, 100,000,000 shares authorized; 18,851,312 shares issued and outstanding at June 30, 2011 and 18,455,094 at December 31, 2010	114,875,743	114,762,654
Accumulated deficit	(123,695,765)	(123,761,653)

Total shareholders’ equity	611,876	380,830

Total liabilities and shareholders’ equity	$4,882,233	$3,669,729

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Net sales of products	$2,184,757	$1,040,222	$3,806,370	$2,131,590
License and technology fees	209,155	116,975	330,818	213,329

	2,393,912	1,157,197	4,137,188	2,344,919

Operating expenses:
Manufacturing	1,271,327	808,211	2,323,857	1,617,117
Research and development	399,755	372,931	710,061	745,300
Selling, general and administrative	446,508	569,448	980,248	1,083,295

Total operating expenses	2,117,590	1,750,590	4,014,166	3,445,712

Operating income (loss)	276,322	(593,393)	123,022	(1,100,793)

Interest income	27	1,057	574	3,262
Interest expense	(2,781)	(2,955)	(5,639)	(32,891)
Change in fair value of derivative liabilities	—	39,217	—	31,685

	(2,754)	37,319	(5,065)	2,056

Net income (loss)	273,568	(556,074)	117,957	(1,098,737)
Preferred stock dividends	(26,034)	(24,107)	(52,069)	(49,331)

Net income (loss) allocable to common shareholders	$247,534	$(580,181)	$65,888	$(1,148,068)

Basic net income (loss) per common share allocable to common shareholders	$0.01	$(0.03)	$0.00	$(0.06)

Shares used in basic per share calculations	18,689,480	17,823,950	18,584,537	17,776,792

Diluted net income (loss) per common share allocable to common shareholders	$0.01	$(0.03)	$0.00	$(0.06)

Shares used in diluted per share calculations	36,294,172	17,823,950	25,793,148	17,776,792

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$117,957	$(1,098,737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation expense related to fair value of stock-based awards	70,822	224,558
Stock contributed to 401(k) Plan	23,336	26,087
Depreciation and amortization	226,177	287,214
Other non-cash interest expense	—	25,242
Change in fair value of derivative instruments	—	(31,685)
Change in deferred revenue	95,683	(20,334)
Change in deferred rent	(44,777)	5,023
Changes in operating assets and liabilities:
Accounts receivable, net	316,365	395,113
Inventories	(874,145)	(8,737)
Other current assets	(63,328)	(42,535)
Accounts payable	387,649	(282,057)
Accrued payroll	38,307	27,998
Other accrued liabilities	282,640	15,084

Net cash provided by (used in) operating activities	576,686	(477,766)

Cash flows from investing activities:
Payments for purchase of property and equipment	(1,411)	—
Other assets	(75,567)	(63,012)

Net cash used in investing activities	(76,978)	(63,012)

Cash flows from financing activities:
Proceeds from short-term debt	225,000	—
Debt issuance costs	(7,500)	—
Principal payments made on short and long-term debt	—	(150,000)
Payments made on capital lease obligations	(3,044)	(4,633)

Net cash provided by (used in) financing activities	214,456	(154,633)

Increase in cash	714,164	(695,411)

Cash:
Beginning of period	180,154	1,146,318

End of period	$894,318	$450,907

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,923	$2,625
Supplemental non-cash information:
Preferred stock dividend to be settled in Series F or Series G preferred stock	$52,069	$49,331
Issuance of warrants in connection with convertible debt financing	18,931	—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three and six-month periods ended June 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from Bioject Medical Technologies Inc.’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to our limited availability of additional committed capital, history of recurring losses, negative cash flows, accumulated deficit and lack of sufficient long-term sales commitments, there is substantial doubt about our ability to continue as a going concern. We have historically suffered recurring operating losses and negative cash flows from operations. As of June 30, 2011, we had an accumulated deficit of $123.7 million with total shareholders’ equity of $0.6 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At June 30, 2011, we had cash of $0.9 million and working capital of $0.1 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. In addition, as discussed in Note 7 below, in the second quarter of 2011, we entered into a debt financing agreement with proceeds of $225,000.

However, if we do not enter into one or more licensing, development or supply agreements with sufficient up-front payments or increase sales to current customers or markets, we may need to do one or more of the following to provide additional resources during 2012:

•	secure additional debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

While management continues to pursue a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. Additional financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

In April 2011, we eliminated the 10% pay reductions that were implemented in February 2009 for all non-executive employees. Executive officers continue to maintain a voluntary 20% pay reduction.

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

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials and components	$923,183	$348,683
Work in process	184,715	74,385
Finished goods	392,705	203,390

	$1,500,603	$626,458

Note 3. Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) and diluted EPS are the same for the three and six-month periods ended June 30, 2010 since we were in a loss position in those periods. Following is a reconciliation of basic EPS and diluted EPS for the three and six-month periods ended June 30, 2011 (in thousands, except per share amounts):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Net Income Allocable to Common Share- holders	Shares	Per Share Amount	Net Income Allocable to Common Share- holders	Shares	Per Share Amount
Basic EPS	$247,534	18,689,480	$0.01	$65,888	18,584,537	$0.00
Dilutive effect of stock options, restricted stock units (“RSUs”) and warrants	—	296,941	—	—	298,083	0.00
Series D, E and F convertible preferred stock	—	6,910,528	—	—	6,910,528	—
Series G convertible preferred stock	26,034	10,397,223	—	—	—	—

Diluted EPS	$273,568	36,294,172	$0.01	$65,888	25,793,148	$0.00

Schedule of anti-dilutive securities excluded from computation of diluted EPS
Stock options and warrants		3,689,032			3,689,032
Series G convertible preferred stock		—			9,244,877
Series G payment-in-kind dividends		—			1,152,346

		3,689,032			14,086,255

The following common stock equivalents are excluded from the diluted loss per share calculations for the 2010 periods, as their effect would have been antidilutive:

Three and Six Months Ended June 30, 2010
Stock options, RSUs and warrants	4,934,731
Series D convertible preferred stock	2,086,957
Series E convertible preferred stock	3,308,392
Series F convertible preferred stock	831,400
Series G convertible preferred stock	9,244,877
Series E payment-in-kind dividends	550,516
Series F payment-in-kind dividends	133,263
Series G payment-in-kind dividends	380,950

Total	21,471,086

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our product sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Merial	45%	37%	57%	32%
Serono	36%	18%	21%	26%
Ferring	11%	30%	14%	30%

At June 30, 2011, accounts receivable from Merial, Serono and Ferring represented 15%, 64% and 14%, respectively, of the accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of June 30, 2011.

Note 5. Other Accrued Liabilities

Included in other accrued liabilities was $0.4 million at both June 30, 2011 and December 31, 2010 related to credits for Serono and $0.3 million at June 30, 2011 related to customer deposits for Merial.

Note 6. Facility Lease Amendment

In March 2011, we entered into an agreement with the landlord of our Tualatin, Oregon facility, which provides for the repayment of deferred rent at the rate of $2,000 per month for the period April 1, 2011 through March 31, 2012 and $3,742 per month for the period April 1, 2012 through December 31, 2014.

Note 7. Convertible Debt Financing and Related Warrants

On June 29, 2011, we entered into a $225,000 Convertible Note Purchase and Warrant Agreement (the “Agreement”) with Al Hansen, Mark Logomasini, Ed Flynn, and Ralph Makar (together, the “Purchasers”) pursuant to which we issued Convertible Promissory Notes (the “Notes”) and warrants to purchase common stock (the “Warrants”). Pursuant to the Agreement, we sold Notes in the principal amount of $75,000 to each of Messrs. Hansen and Logomasini, $50,000 to Mr. Flynn and $25,000 to Mr. Makar. Each of Messrs. Flynn, Hansen, Logomasini, and Makar is a director of Bioject; Mr. Makar is also our Chief Executive Officer. In addition, Mr. Hansen is a managing director of Signet Health Partners, an affiliate of one of our principal shareholders, Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P.

The Notes bear interest at the rate of 10% per year with all principal and interest due December 29, 2011, which maturity date may be extended to June 28, 2012 at the option of the holder, and may not be prepaid without the written consent of the holders of a majority in interest of the Notes. The Notes are convertible at any time by the Purchasers into our common stock at the rate of $0.19 per share, or, in the case of a qualified financing, into the equity securities sold in the financing at a price equal to the financing price. A qualified financing is defined as the offering by us of shares of equity securities, including units consisting of stock and warrants, resulting in the receipt of cash proceeds by us of at least $225,000 in the aggregate (the “Minimum Proceeds”) on or prior to the maturity date of the Notes. Minimum Proceeds shall not include the conversion of the principal amount of the outstanding Notes and accrued and unpaid interest thereon.

The number of shares for which each Warrant is exercisable automatically increases if the holder exercises his option to extend the maturity date of his Note. If no holder exercises his option to extend the maturity date of his Note, the Warrants will be exercisable for an aggregate of 118,422 shares of our common stock. If all holders exercise their options to extend the maturity date of their Notes, the Warrants will be exercisable for an aggregate of 236,844 shares of our common stock. The Warrants’ exercise price is $0.19 per share. Each Warrant is immediately exercisable and expires on June 28, 2014.

The proceeds have been allocated using the relative fair value of the Notes and the Warrant, with $18,931 being allocated to the Warrant. The estimated fair value of the Warrant was determined utilizing the Black-Scholes valuation model using the following assumptions:

Risk-free interest rate	0.79%
Expected dividend yield	0%
Contractual term	3 years
Expected volatility	251%

The value of the Warrant was recorded as deferred financing fees as a component of other current assets on our Consolidated Balance Sheets and is being amortized over the six-month life of the Notes.

Note 8. Recent Accounting Guidance

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

Note 9. Subsequent Event

In July 2011, we received $0.1 million from the sale of certain packaging equipment to a customer. We will continue to utilize this equipment in our manufacturing process and it will remain at our facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our future development agreements, the risk that our marketing strategies into the military, public health and retail pharmacy sectors may not be successful, the risk that our products will not be accepted by the market, the risk that we will be unable to meet production demands as a result of supply or other factors, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances.

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

In the first quarter of 2011, Serono extended its contract, which expired under its terms in December 2010, with a one-time fixed extension of the agreement until December 31, 2011. We commenced shipment of product in the second quarter of 2011 and anticipate additional sales in the remainder of 2011.

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

In June 2011, we completed a financing for short-term debt in the amount of $225,000. See Note 7 of Notes to Consolidated Financial Statements.

We continue our efforts to expand into the military, public health and retail pharmacy sectors with both our B2000 and Bioject® ZetaJet™ products.

GOING CONCERN AND CASH REQUIREMENTS FOR THE NEXT TWELVE-MONTH PERIOD

Our limited amount of additional committed capital, history of recurring losses, negative cash flows, accumulated deficit and lack of sufficient long-term sales commitments are factors that raise substantial doubt about our ability to continue as a going concern. See Note 1 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of June 30, 2011 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and beyond
Short-term debt	$225,000	$225,000	$—	$—	$—
Operating leases and deferred rent(1)	1,534,270	217,439	913,939	402,892	—
Purchase order commitments	831,220	831,220	—	—	—

	$2,590,490	$1,273,659	$913,939	$402,892	$—

(1)	Operating leases and deferred rent includes $119,000 of deferred rent, which we began repaying in April 2011. See also Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The consolidated financial data for the three and six-month periods ended June 30, 2011 and 2010 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Net sales of products	$2,184,757	$1,040,222	$3,806,370	$2,131,590
License and technology fees	209,155	116,975	330,818	213,329

	2,393,912	1,157,197	4,137,188	2,344,919
Operating expenses:
Manufacturing	1,271,327	808,211	2,323,857	1,617,117
Research and development	399,755	372,931	710,061	745,300
Selling, general and administrative	446,508	569,448	980,248	1,083,295

Total operating expenses	2,117,590	1,750,590	4,014,166	3,445,712

Operating income (loss)	276,322	(593,393)	123,022	(1,100,793)
Interest income	27	1,057	574	3,262
Interest expense	(2,781)	(2,955)	(5,639)	(32,891)
Change in fair value of derivative liabilities	—	39,217	—	31,685

Net income (loss)	273,568	(556,074)	117,957	(1,098,737)
Preferred stock dividend	(26,034)	(24,107)	(52,069)	(49,331)

Net income (loss) allocable to common shareholders	$247,534	$(580,181)	$65,888	$(1,148,068)

Basic net loss per common share allocable to common shareholders	$0.01	$(0.03)	$0.00	$(0.06)

Shares used in basic per share calculations	18,689,480	17,823,950	18,584,537	17,776,792

Diluted net loss per common share allocable to common shareholders	$0.01	$(0.03)	$0.00	$(0.06)

Shares used in diluted per share calculations	36,294,172	17,823,950	25,793,148	17,776,792

Revenue

The $1.1 million, or 110.0%, increase and the $1.7 million, or 78.6%, increase in product sales in the three and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010, were due primarily to the following:

•

increases in sales to Merial from $382,000 to $978,000, or 156%, and from $674,000 to $2.2 million, or 221%, in the three and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010 due to increased orders by Merial relating to the launch of its new spring powered device in the second quarter of 2011;

•

an increases in sales to Serono from $186,000 to $786,000, or 323%, and from $546,000 to $786,000, or 44%, in the three and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010 as a result of commencement of last-time buy shipments; and

•

an increase in sales to the military from $82,000 to $109,000, or 33%, and from $109,000 to $218,000, or 100%, increase in the three and six-month periods ended June 30, 2011 compared to the same periods of 2010.

These factors were partially offset by:

•

a decrease in sales to Ferring from $316,000 to $247,000, or 22%, and from $631,000 to $529,000, or 16%, in the three and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010, due to timing of orders.

We currently have supply agreements or commitments with Merial, Ferring Pharmaceuticals Inc., the U.S. federal government and Serono. Although our agreement with Serono expired in December 2010, it was extended with a one-time fixed extension of the agreement until December 31, 2011.

License and technology fees recognized in accordance with our agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Serono	$38,452	$15,280	$38,452	$34,271
Merial	44,052	44,052	88,103	86,063
WHO	104,079	—	147,902	—
Royalty fees	22,572	22,643	46,361	47,995
Other	—	35,000	10,000	45,000

	$209,155	$116,975	$330,818	$213,329

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

The $0.5 million, or 57.3%, increase and the $0.7 million, or 43.7%, increase in manufacturing expense in the three and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010 were primarily due to increased product sales as discussed above. However, manufacturing expense decreased as a percentage of product sales to 58.2% and 61.1%, respectively, in the three and six-month periods ended June 30, 2011 from 77.7% and 75.9%, respectively, in the comparable periods of 2010 due to a larger base over which to absorb overhead costs.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

The $27,000, or 7.2%, increase and the $35,000, or 4.7%, decrease in research and development expense in the three and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010 were primarily due to the timing of expenses related to on-going projects.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

The $123,000, or 21.6%, decrease and the $103,000, or 9.5%, decrease in selling, general and administrative expense in the three and six-month periods ended June 30, 2011, respectively, compared to the same periods of 2010 were primarily due to a $94,000 decrease in non-cash option and restricted stock expense and an $18,000 decrease in legal and consulting fees.

Interest Expense

Interest expense included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contractual interest expense	$2,781	$2,955	$5,639	$7,649
Accretion of $1.25 million convertible debt	—	—	—	25,242

	$2,781	$2,955	$5,639	$32,891

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

Total cash at June 30, 2011 was $0.9 million compared to $0.2 million at December 31, 2010. We had working capital of $0.1 million at June 30, 2011 compared to a working capital deficit of $0.1 million at December 31, 2010. Given our current cash balance, if no new licensing, development or supply agreements with significant up-front payments are entered into or there is no significant increase in product sales in 2011, we may need to obtain additional debt or equity financing during 2011 in order to continue operations in 2012.

The increase in cash during the first six months of 2011 resulted from $0.6 million of cash provided by operating activities, as discussed in more detail below and $225,000 of proceeds from a convertible debt financing, offset by $77,000 used for capital expenditures and patent activity.

Net accounts receivable decreased $0.3 million to $0.5 million at June 30, 2011 compared to $0.8 million at December 31, 2010. The decrease in accounts receivable, despite the increase in product sales in 2011, was a result of improved payment terms from Merial. Receivables from three different customers accounted for a total of 93% of our accounts receivable balance at June 30, 2011, with individual accounts totaling 64%, 15% and 14%, respectively. Of the accounts receivable due at June 30, 2011, $0.5 million was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable

Inventories increased $0.9 million to $1.5 million at June 30, 2011 compared to $0.6 million at December 31, 2010, primarily as a result of increased purchases to support the level of anticipated sales orders for the third and fourth quarters of 2011.

Capital expenditures totaled $1,400 in the first six months of 2011. We anticipate spending up to a total of $50,000 or more in 2011 for production equipment for current production and research and development projects.

Accounts payable increased $0.5 million to $1.4 million at June 30, 2011 compared to $0.9 million at December 31, 2010 primarily as a result of increased inventory purchases and the timing of payments.

Other accrued liabilities increased $0.3 million to $0.8 million at June 30, 2011 compared to $0.5 million at December 31, 2010, primarily as a result of increased customer deposits. Customer deposits and credits totaled $0.7 million at June 30, 2011 and are being, or could be, utilized at any time against current invoices or require repayment.

Deferred revenue of $1.4 million at June 30, 2011 represented amounts received from Merial, Serono and WHO.

At June 30, 2011, we had outstanding $225,000 of short-term convertible debt (the “Notes”). The Notes bear interest at the rate of 10% per year with all principal and interest due December 29, 2011, which maturity date may be extended to June 28, 2012 at the option of the Note holders. The Notes may not be prepaid without the written consent of a majority of the Note holders. In addition, at the Note holders’ option, the Notes are convertible at any time by the Note holders into our common stock at the rate of $0.19 per share, or, in the case of a qualified financing, into the equity securities sold in the financing at a price equal to the financing price. A qualified financing is defined as the offering by us of shares of equity securities, including units consisting of stock and warrants, resulting in the receipt of cash proceeds by us of at least $225,000 in the aggregate (the “Minimum Proceeds”) on or prior to the maturity date of the Notes. Minimum Proceeds shall not include the conversion of the principal amount of the outstanding Notes and accrued and unpaid interest thereon.

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

PART II – OTHER INFORMATION

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

We may need to obtain additional funding in 2011 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions. The unavailability of funding could adversely affect our business and cause us to cease operations. At June 30, 2011, we had cash of $0.9 million and working capital of $0.1 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, if we do not enter into one or more licensing development and supply agreements with sufficient up-front payments or increase sales to current customers or markets, we may need to do one or more of the following to provide additional resources in 2012:

•	secure additional debt financing;

•	secure additional equity financing;

•	secure a strategic partner; or

•	reduce our operating expenditures.

Our contract with Serono expired in December 2010 and, in early 2011, Serono provided last-buy purchases, which we will fulfill throughout 2011. While management continues to work on a number of strategic options and alternatives to keep Bioject operating, there are no assurances that we will be successful. We entered into convertible debt financing with certain members of our Board of Directors in the second quarter of 2011 that is due in the fourth quarter of 2011, unless extended for an additional six months or converted. Future financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At June 30, 2011, we had an accumulated deficit of $123.7 million and net working capital of $0.1 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. While we attained profitability in the second quarter of 2011, we may not be able to maintain profitability in future quarters, which could have a negative effect on our stock price, our business and our ability to continue operations. We may never be able to generate significant revenue. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. Now, and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.8 million, at June 30, 2011, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

In prior years, several agreements have been canceled by our partners prior to completion. These agreements were canceled for various reasons, including, but not limited to, costs related to obtaining regulatory approval, unsuccessful pre-clinical studies, changes in drug development and changes in business development strategies. These agreements resulted in significant short-term revenue. However, none of these agreements developed into the long-term revenue stream anticipated from our strategic partnering strategy.

We may be unable to enter into future licensing or supply agreements with major pharmaceutical or biotechnology companies. Even if we enter into these agreements, they may not result in sustainable long-term revenues which, when combined with revenues from product sales, could be sufficient for us to operate profitably.

We expanded our strategy to focus on military, public health and retail pharmacy sales. This strategy is subject to a number of risks and uncertainties, and, as a result, we may not be successful in implementing this strategy. We recently expanded the number of military and public health targets with whom we are in discussions about utilizing our needle-free injection technology devices. However, this expanded strategy has only resulted in a few new accounts. Successfully implementing this strategic focus is subject to a number of risks, including the risk that our products will not be accepted by these targets. Accordingly, there is no assurance that our expanded strategy will be successful, and the failure of our expanded strategy could negatively affect our business.

Our new drug+device strategy is currently suspended and is subject to a number of risks and uncertainties and, as a result, we may not be successful in implementing the strategy. In 2007, we announced a new component of our business strategy pursuant to which we plan to attempt to secure rights to injectable medications to sell in combination with our products under our own brand. Successfully implementing this strategy is subject to a number of risks. We may not be successful in securing rights to medications we are interested in combining with our products. Even if successful in securing rights, these products would be subject to FDA approval, and it will be our responsibility to obtain such approval. This approval may not be obtained or may take a significant period of time to obtain. In addition, there is a risk that our device will not work for the new drug indication. We may also need to raise additional funds to finance this new strategy, and there is no assurance such funds will be available to us on acceptable terms or at all. We do not have experience manufacturing or marketing to end-users drug+device combinations. In addition, these new products may not be accepted by the market. Further, due to our liquidity situation, we suspended implementation of this strategy in the first quarter of 2009 until such time as our cash position improves significantly. Accordingly, there is no assurance that our new strategy will be successfully implemented, and failure to successfully implement the strategy could negatively affect our business.

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

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business. Our success depends upon the personal efforts and abilities of our senior management and there remains substantial competition for highly skilled employees. We may be unable to retain our key employees, namely our management team, or to attract, assimilate or retain other highly qualified employees. . Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

We depend on a few significant customers. Our top three customers, Merial, Serono and Ferring, accounted for 92% of our total product sales in the first six months of 2011. We did not have any sales to Serono during the first quarter of 2011, but sales to Serono began in the second quarter of 2011 pursuant to its extended supply agreement, which expires December 31, 2011. Our agreement with Merial contains provisions allowing Merial to remove its production equipment and utilize a different third-party assembler if we fail to meet the production terms of the agreement. In addition, if any of these customers delays, reduces or ceases ordering our products or services, whether as a result of the expiration of a supply agreement or otherwise, our business would be negatively affected.

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

We have limited manufacturing experience, and may be unable to produce our products at the unit costs necessary for the products to be competitive in the market, which could cause our financial condition to suffer. We have limited experience manufacturing our products in commercially viable quantities. We have increased our production capacity for the Biojector® 2000 system, the Bioject® ZetaJet™ and the Vitajet® product lines through automation of, and changes in, production methods, in order to achieve savings through higher volumes of production. If we are unable to achieve these savings, our results of operations and financial condition could suffer. The current cost per injection of the Biojector® 2000 system, Bioject® ZetaJet™ and Vitajet® product lines is substantially higher than that of traditional needle-syringes, our principal competition. In order to reduce costs, a key element of our business strategy has been to reduce the overall manufacturing cost through automating production and packaging. There can be no assurance that we will achieve sales and manufacturing volumes necessary to realize cost savings from volume production at levels necessary to result in significant unit manufacturing cost reductions. Failure to do so will continue to make competing with needle-syringes on the basis of cost very difficult and will adversely affect our financial condition and results of operations. We may be unable to successfully manufacture devices at a unit cost that will allow the product to be sold profitably. Failure to do so would adversely affect our financial condition and results of operations.

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

Certificate	Issue Date	Date Renewed
ISO 13485:2003 and CMDCAS	February 2006	January 2009
EC Certificate – Needle-free Injection Systems and Accessories (Biojector® 2000, cool.click®, Bioject® ZetaJet™)	March 2007	January 2010
EC Certificate – Vial Adapters and Reconstitution Kits	March 2007	January 2009

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

We depend on outside suppliers for manufacturing. Our current manufacturing processes for the Biojector® 2000 and Bioject® ZetaJet™ jet injector and disposable syringes as well as manufacturing processes to produce our modified Vitajet®

consist primarily of assembling component parts supplied by outside suppliers. Some of these components are currently obtained from single sources, with some components requiring significant production lead times. We are experiencing delays in the delivery of certain components. These current delays, or any delays or interruptions we may experience in the future, including suppliers suspending or ceasing operations, could have a material adverse effect on our financial condition and results of operations.

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

We are dependent on a single technology, and, if it cannot compete or find market acceptance, our business will suffer. Our strategy has been to focus our development and marketing efforts on our needle-free injection technology. Focus on this single technology leaves us vulnerable to competing products and alternative drug delivery systems. If our technology cannot find market acceptance or cannot compete against other technologies, business will suffer. We perceive that healthcare providers’ desire to minimize the use of the traditional needle-syringe has stimulated development of a variety of alternative drug delivery systems such as “safety syringes,” jet injection systems, nasal delivery systems and transdermal diffusion “patches.” In addition, pharmaceutical companies frequently attempt to develop drugs for oral delivery instead of injection. While we believe that for the foreseeable future there will continue to be a significant need for injections, alternative drug delivery methods may be developed which are preferable to injection.

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

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock and promissory notes and exercise of warrants. In addition, as of June 30, 2011, we had approximately 245,000 shares of common stock available for future issuance under our stock incentive plan. As of June 30, 2011, options to purchase approximately 2.4 million shares of common stock were outstanding and approximately 160,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of common stock, Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock, warrants to purchase common stock and unpaid preferred stock dividends representing, in aggregate, approximately 45.4% of our outstanding voting power (assuming exercise of the warrants and payment of dividends). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 6. EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2010.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies Inc., as amended March 10, 2011. Incorporated by reference to Form 8-K filed March 15, 2011.

10.1	Form of Convertible Note Purchase and Warrant Agreement dated June 29, 2011 between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Form 8-K filed July 1, 2011.

10.2	Form of Warrant issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Form 8-K filed July 1, 2011.

10.3	Form of Unsecured Subordinated Convertible Promissory Note issued by Bioject Medical Technologies Inc. to the Purchasers. Incorporated by reference to Form 8-K filed July 1, 2011.

10.4	Form of Registration Rights Agreement between Bioject Medical Technologies Inc. and the Purchasers. Incorporated by reference to Form 8-K filed July 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	BIOJECT MEDICAL TECHNOLOGIES INC. (Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial Officer)