Form 10-Q
period 2011-09-30
BIOJECT MEDICAL TECHNOLOGIES INC
filed 2011-11-10
CIK 810084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	18,908,594
(Class)	(Outstanding at November 10, 2011)

BIOJECT MEDICAL TECHNOLOGIES INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$1,013,841	$180,154
Accounts receivable, net of allowance for doubtful accounts of $5,149 and $5,149	843,723	837,890
Inventories	893,011	626,458
Other current assets	77,652	70,403

Total current assets	2,828,227	1,714,905
Property and equipment, net of accumulated depreciation of $7,748,096 and $7,768,893	435,851	645,346
Other assets, net	1,359,467	1,309,478

Total assets	$4,623,545	$3,669,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$939,528	$945,816
Accrued payroll	221,975	225,144
Other accrued liabilities	747,842	481,165
Short-term note payable	225,000	—
Deferred revenue	176,207	176,207

Total current liabilities	2,310,552	1,828,332
Long-term liabilities:
Deferred revenue	1,003,861	1,136,016
Other long-term liabilities	255,687	324,551
Commitments
Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series D Convertible - 2,086,957 shares issued and outstanding and liquidation preference of $2,400,000 at September 30, 2011 and December 31, 2010	1,878,768	1,878,768
Series E Convertible - 3,308,392 shares issued and outstanding and liquidation preference of $5,286,704 at September 30, 2011 and December 31, 2010	5,478,466	5,478,466
Series F Convertible - 8,314 shares issued and outstanding at liquidation preference of $723,025 at September 30, 2011 and December 31, 2010	723,025	723,025
Series G Convertible - 92,449 shares issued and outstanding at September 30, 2011 and December 31, 2010 and liquidation preference of $1,377,674 and $1,299,570	1,377,674	1,299,570
Common stock, no par value, 100,000,000 shares authorized;
18,908,594 shares issued and outstanding at September 30, 2011 and 18,455,094 at December 31, 2010	114,919,203	114,762,654
Accumulated deficit	(123,323,691)	(123,761,653)

Total shareholders' equity	1,053,445	380,830

Total liabilities and shareholders' equity	$4,623,545	$3,669,729

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Net sales of products	$2,898,401	$1,428,335	$6,704,771	$3,559,925
License and technology fees	245,374	91,332	576,192	304,661

	3,143,775	1,519,667	7,280,963	3,864,586
Operating expenses:
Manufacturing	1,852,736	1,049,145	4,176,593	2,666,262
Research and development	418,063	264,886	1,128,124	1,010,186
Selling, general and administrative	453,405	536,567	1,433,653	1,619,862

Total operating expenses	2,724,204	1,850,598	6,738,370	5,296,310

Operating income (loss)	419,571	(330,931)	542,593	(1,431,724)
Interest income	37	428	611	3,690
Interest expense	(21,499)	(2,909)	(27,138)	(35,800)
Change in fair value of derivative liabilities	—	766	—	32,451

	(21,462)	(1,715)	(26,527)	341

Net income (loss)	398,109	(332,646)	516,066	(1,431,383)
Preferred stock dividend	(26,035)	(24,106)	(78,104)	(73,437)

Net income (loss) allocable to common shareholders	$372,074	$(356,752)	$437,962	$(1,504,820)

Basic net income (loss) per common share allocable to common shareholders	$0.01	$(0.02)	$0.01	$(0.08)

Shares used in basic per share calculations	18,851,312	17,863,473	18,674,439	17,790,112

Diluted net income (loss) per common share allocable to common shareholders	$0.01	$(0.02)	$0.01	$(0.08)

Shares used in diluted per share calculations	38,196,145	17,863,473	37,650,529	17,790,112

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$516,066	$(1,431,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation expense related to fair value of stock-based awards	101,110	291,756
Stock contributed to 401(k) Plan	36,509	30,022
Depreciation and amortization	317,193	405,048
Other non-cash interest expense	13,215	25,242
Change in fair value of derivative instruments	—	(32,451)
Change in deferred revenue	(132,155)	(84,528)
Change in deferred rent	(42,893)	7,620
Gain on sale of property and equipment	(100,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,833)	308,946
Inventories	(266,553)	(115,493)
Other current assets	5,966	(20,135)
Accounts payable	(35,852)	48,035
Accrued payroll	(3,169)	9,119
Other accrued liabilities	266,677	(28,987)

Net cash provided by (used in) operating activities	670,281	(587,189)
Cash flows from investing activities:
Payments for purchase of property and equipment	(13,955)	(3,737)
Cash received from disposal of property and equipment	100,000	—
Other assets	(133,689)	(116,240)

Net cash used in investing activities	(47,644)	(119,977)
Cash flows from financing activities:
Proceeds from short-term debt	225,000	—
Debt issuance costs	(7,500)	—
Principal payments made on short and long-term debt	—	(150,000)
Payments made on capital lease obligations	(6,450)	(4,633)

Net cash provided by (used in) financing activities	211,050	(154,633)

Increase (decrease) in cash	833,687	(861,799)
Cash:
Beginning of period	180,154	1,146,318

End of period	$1,013,841	$284,519

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,581	$2,937
Supplemental non-cash information:
Preferred stock dividend to be settled in Series F or Series G preferred stock	$78,104	$73,437
Issuance of warrants in connection with convertible debt financing	$18,930	$—
Equipment purchased with capital lease	$10,043	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOJECT MEDICAL TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Going Concern

The financial information included herein for the three and nine-month periods ended September 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from Bioject Medical Technologies Inc.’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Bioject’s 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Due to the following, there is substantial doubt about our ability to continue as a going concern:

•	we have limited availability of additional committed capital;

•	we have a history of recurring losses, negative cash flows and an accumulated deficit;

•	we have a lack of sufficient long-term sales commitments;

•

recent Food and Drug Administration (“FDA”) communications recommending that all approved vaccines, including influenza, be administered in accordance with their approved labeling has raised concerns about the use of our devices in key market areas and has effectively halted our expansion in those markets unless the FDA modifies or reverses its position; and

•	reductions in forecasted orders by Merial for our products.

As of September 30, 2011, we had an accumulated deficit of $123.3 million with total shareholders’ equity of $1.1 million. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

At September 30, 2011, we had cash of $1.0 million and working capital of $0.5 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. In April 2011, we eliminated the 10% pay reductions that were implemented in February 2009 for all non-executive employees. Executive officers continue to maintain a voluntary 20% pay reduction. As discussed in Note 7, in the second quarter of 2011, we entered into a $225,000 debt financing agreement with related parties.

As discussed in Note 8, in the third quarter of 2011, we entered into a $5.0 million, three-year equity line of credit, however there are limitations on this line of credit. We formed a committee, consisting of Messrs. Hansen and Logomasini, both members of our Board of Directors, to evaluate the timing of use of the put right and the use of proceeds and to oversee the equity line of credit. The proceeds from put right are expected to be used for general corporate purposes or, from time to time, for strategic corporate purposes. However, based on the limitations in the equity line of credit based on the trading volume and price of our stock, unless our stock price increases, the equity line of credit will not be an effective means of financing our operations.

Due to the limitations in the equity line of credit, if we do not enter into one or more licensing, development or supply agreements with sufficient up-front payments or increase sales to current customers or markets, we may need to do one or more of the following during the fourth quarter of 2011:

•	secure additional debt financing;

•	secure additional equity financing;

•	secure a strategic partner;

•	reduce our operating expenditures; or

•	seek bankruptcy protection.

While management continues to pursue a number of strategic options and alternatives to keep Bioject operating, and given the negative market factors due to the FDA statements, which essentially eliminated vaccine sales for retail pharmacy, public health and the military, and Merial’s reduction in forecasted orders, there are no assurances that we will be successful. Additional financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

On November 8, 2011, we announced a reduction in force, which eliminated 12 positions, and implemented a shortened work week for our remaining 20 employees. We do not anticipate significant severance or other charges related to these actions. Our Board of Directors is actively considering options, including restructuring the company, to allow it to continue operating until new commercial agreements are entered into, or adopting a new business model and/or selling the company.

On November 9, 2011, based on a recommendation from our Board of Directors, Mr. Ralph Makar, our President and Chief Executive Officer, was terminated without cause for cost-cutting reasons effective November 11, 2011. In accordance with his employment agreement, Mr. Makar resigned from his position as Director effective November 9, 2011. We estimate we will incur severance charges and a liability totaling approximately $0.4 million in the fourth quarter of 2011 related to compensation due to Mr. Makar pursuant to his employment agreement. We are uncertain whether we will be able to satisfy this obligation.

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

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials and components	$608,748	$348,683
Work in process	48,549	74,385
Finished goods	235,714	203,390

	$893,011	$626,458

Note 3. Net Income (Loss) Per Common Share

We compute earnings per share (“EPS”) using the two-class method. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security as if all such earnings had been distributed during the period. Our preferred stock participates in dividends with our common stock and is therefore considered to be a participating security. We do not intend to pay dividends on our common or preferred stock. We use the more dilutive method of calculating the diluted EPS, either the two-class method or “if-converted” method. Under the “if-converted” method, the convertible preferred stock is assumed to have been converted into common shares at the beginning of the period. Our outstanding stock options and warrants are reflected in diluted EPS by application of the treasury stock method.

Basic and diluted EPS are the same for the three and nine-month periods ended September 30, 2010 since we were in a loss position in those periods.

The following table calculates basic and diluted EPS for the three- and nine-month periods ended September 30, 2011:

Basic EPS	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Allocation of Undistributed Net Income:
Net income	$372,074	$437,962
Less: Undistributed net income allocable to participating securities	(179,164)	(211,922)

Undistributed net income allocable to common shareholders	$192,910	$226,040

Denominator:
Weighted average number of shares outstanding used to calculate basic EPS	18,851,312	18,674,439

Basic EPS allocable to common shareholders	$0.01	$0.01

Diluted EPS	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Allocation of Undistributed Net Income:
Net income	$372,074	$437,962
Less: Undistributed net income allocable to participating securities	(170,548)	(203,658)

Undistributed net income allocable to common shareholders	$201,526	$234,304

Numerator:
Undistributed net income allocable to common shareholders	$201,526	$234,304
Add back interest on convertible debt	5,625	5,625
Reallocation of distributed income as a result of conversion of preferred stock	26,035	78,104
Reallocation of undistributed income due to conversion of preferred stock to common stock	170,548	203,658

Undistributed net income allocable to common shareholders for diluted EPS	$403,734	$521,691

Denominator:
Weighted average number of shares outstanding used to calculate basic EPS	18,851,312	18,674,439
Weighted average number of shares from stock options and restricted stock	652,605	283,862
Conversion of convertible debt to common stock	1,184,211	1,184,211
Conversion of preferred stock to common stock	17,508,017	17,508,017

Weighted average number of shares outstanding used to calculate diluted DPS	38,196,145	37,650,529

Diluted EPS allocable to common shareholders	$0.01	$0.01

Antidilutive Securities:
Stock options and warrants	2,480,788	3,881,787

The following common stock equivalents are excluded from the diluted loss per share calculations for the 2010 periods, as their effect would have been antidilutive:

Three and Nine Months Ended September 30, 2010
Stock options, RSUs and warrants	4,212,173
Series D convertible preferred stock	2,086,957
Series E convertible preferred stock	3,308,392
Series F convertible preferred stock	831,400
Series G convertible preferred stock	9,244,877
Series E payment-in-kind dividends	550,516
Series F payment-in-kind dividends	133,263
Series G payment-in-kind dividends	566,382

Total	20,933,960

Note 4. Product Sales and Concentrations

Product sales to customers accounting for 10% or more of our total product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Merial	28%	57%	45%	42%
Serono	59%	16%	37%	22%
Ferring	5%	12%	10%	23%

*	Less than 10%.

At September 30, 2011, accounts receivable from Serono, Merial and Ferring represented a total of 97% of our accounts receivable balance, with Serono representing 80%. No other customers accounted for 10% or more of our accounts receivable as of September 30, 2011.

Note 5. Other Accrued Liabilities

Included in other accrued liabilities was $0.4 million at both September 30, 2011 and December 31, 2010 related to credits for Serono and $0.3 million at September 30, 2011 related to customer deposits for Merial.

Note 6. Facility Lease Amendment

In March 2011, we entered into an agreement with the landlord of our Tualatin, Oregon facility, which provides for the repayment of deferred rent at the rate of $2,000 per month for the period April 1, 2011 through March 31, 2012 and $3,742 per month for the period April 1, 2012 through December 31, 2014.

Note 7. Convertible Debt Financing and Related Warrants

On June 29, 2011, we entered into a $225,000 unsecured Convertible Note Purchase and Warrant Agreement (the “Agreement”) with Al Hansen, Mark Logomasini, Ed Flynn, and Ralph Makar (together, the “Purchasers”) pursuant to which we issued Convertible Promissory Notes (the “Notes”) and warrants to purchase common stock (the “Warrants”). Pursuant to the Agreement, we sold Notes in the principal amount of $75,000 to each of Messrs. Hansen and Logomasini, $50,000 to Mr. Flynn and $25,000 to Mr. Makar. Each of Messrs. Flynn, Hansen, Logomasini, and Makar is a director of Bioject; Mr. Makar is also our Chief Executive Officer. In addition, Mr. Hansen is a managing director of Signet Health Partners, an affiliate of one of our principal shareholders, Life Sciences Opportunities Fund II, L.P. and Life Sciences Opportunities Fund II (Institutional), L.P.

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

The proceeds have been allocated using the relative fair value of the Notes and the Warrant, with $18,930 being allocated to the Warrant. The estimated fair value of the Warrant was determined utilizing the Black-Scholes valuation model using the following assumptions:

Risk-free interest rate	0.79%
Expected dividend yield	0%
Contractual term	3 years
Expected volatility	251%

The value of the Warrant was recorded as deferred financing fees as a component of other current assets on our Consolidated Balance Sheets and is being amortized over the six-month life of the Notes.

Note 8. Equity Line of Credit and Registration Rights Agreement

On August 29, 2011, we entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”), for the sale of up to $5.0 million in shares of our common stock over a three-year commitment period. Under the terms of the Investment Agreement, we may, from time to time, in our discretion, sell newly-issued shares of our common stock to Dutchess at 95% of the lowest volume weighted average price of our common stock for the five trading days that comprise the defined pricing period.

The amount of each advance under the Investment Agreement is generally limited to $100,000, or 200% of the average daily volume traded in the U.S. of our common stock for the three consecutive trading days prior to the date we request the advance, multiplied by the average of the three daily closing prices immediately preceding the date of the advance notice. We are not obligated to use any of the $5.0 million available under the Investment Agreement and there are no minimum commitments or minimum use penalties.

Also on August 29, 2011, we entered into a Registration Rights Agreement (the Registration Rights Agreement) with Dutchess, pursuant to which we agreed to register the resale by Dutchess of the shares of common stock issued under the Investment Agreement. In accordance with the terms of the Registration Rights Agreement, we were required to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within 60 days of August 29, 2011. The Registration Statement on Form S-1 was filed on October 5, 2011. We cannot access the equity line of credit until the Registration Statement has been declared effective by the SEC.

Note 9. Sale of Equipment

In July 2011, we received $0.1 million from the sale of certain packaging equipment to Merial, which resulted in a gain of $0.1 million, which was recorded as an offset to manufacturing expense in our Consolidated Statements of Operations during the three and nine-month periods ended September 30, 2011. We will continue to utilize this equipment in our manufacturing process and it will remain at our facility.

Note 10. Recent Accounting Guidance

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

Note 11. Subsequent Event

In October 2011, the FDA issued communications advising health care professionals not to use jet injector devices to administer influenza and all other vaccines, which essentially eliminated vaccine sales for retail pharmacy, public health and the military. In addition, Merial reduced its forecasted orders for our products, which we expect will have a material adverse impact our revenues and results of operations beginning in the fourth quarter of 2011.

On November 8, 2011, we announced a reduction in force, which eliminated 12 positions, and implemented a shortened work week for our remaining 20 employees. We do not anticipate significant severance or other charges related to these actions.

On November 9, 2011, based on a recommendation from our Board of Directors, Mr. Ralph Makar, our President and Chief Executive Officer, was terminated without cause for cost-cutting reasons effective November 11, 2011. In accordance with his employment agreement, Mr. Makar resigned from his position as Director effective November 9, 2011. We estimate we will incur severance charges and a liability totaling approximately $0.4 million in the fourth quarter of 2011 related to compensation due to Mr. Makar pursuant to his employment agreement. We are uncertain whether we will be able to satisfy this obligation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning cash requirements. Such forward looking statements (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other factors include, without limitation, the risk that we may not enter into anticipated licensing, development or supply agreements, the risk that we may not achieve the milestones necessary for us to receive payments under our future development agreements, the risk that our marketing strategies into the military, public health and retail pharmacy sectors may not be successful, the risk that our products may not receive the necessary regulatory approvals, the risk that customers may reduce orders, the risk that our products will not be accepted by the market, the risk that we will be unable to meet production demands as a result of supply or other factors, the risk that we will be unable to obtain needed debt or equity financing on satisfactory terms, or at all, risks related to the general economic environment and uncertainties in the financial markets, uncertainties related to our dependence on the continued performance of strategic partners and technology and uncertainties related to the time required for us or our strategic partners to complete research and development and obtain necessary clinical data and government clearances.

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

In the first quarter of 2011, Serono extended its contract, which expired under its terms in December 2010, with a one-time fixed extension of the agreement until December 31, 2011. We commenced shipment of product in the second quarter of 2011 and made the final shipment in the third quarter of 2011. We do not anticipate any sales to Serono in the fourth quarter of 2011.

Also, in February 2011, we entered into a collaboration with PATH and the World Health Organization (“WHO”) to support efforts to advance clinical research of intradermal delivery of vaccines in developing country immunization programs by providing our Intradermal Pen (the “ID Pen”). The ID Pen is a unique disposable-syringe jet injector for intradermal delivery. PATH and WHO will each provide funding for the production of ID Pen devices for further evaluation. A portion of this funding will be recorded as a component of licensing and technology fees and the other portion will be used for direct funding of equipment.

In June 2011, we completed a financing for short-term debt in the amount of $225,000. See Note 7 of Notes to Consolidated Financial Statements.

In August 2011, we entered into an investment agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”), for the sale of up to $5.0 million in shares of our common stock over a three-year commitment period. See Note 8 of Notes to Consolidated Financial Statements.

Our strategy to expand into the military, public health and retail pharmacy sectors with both our B2000 and Bioject® ZetaJet™ products has been negatively impacted by the Food and Drug Administration’s (“FDA”) recent communications recommending that all approved vaccines, including influenza, be administered in accordance with their approved labeling. These communications have raised concerns about the use of our devices in key market areas and have effectively halted our expansion in those markets unless the FDA modifies or reverses its position. Bioject and other industry affiliates requested a meeting with the FDA to better understand the situation and the FDA’s concerns and to address them as quickly as possible. A meeting was scheduled, but was delayed. We currently anticipate that the meeting will be in January 2012.

Merial recently informed us that it is lowering its order forecast, which we expect will have a material adverse impact our revenues and results of operations beginning in the fourth quarter of 2011.

On November 8, 2011, we announced a reduction in force, which eliminated 12 positions, and implemented a shortened work week for our remaining 20 employees. We do not anticipate significant severance or other charges related to these actions. Our Board of Directors is actively considering options, including restructuring the company, to allow it to continue operating until new commercial agreements are entered into, or adopting a new business model and/or selling the company.

On November 9, 2011, based on a recommendation from our Board of Directors, Mr. Ralph Makar, our President and Chief Executive Officer, was terminated without cause for cost-cutting reasons effective November 11, 2011. In accordance with his employment agreement, Mr. Makar resigned from his position as Director effective November 9, 2011. We estimate we will incur severance charges and a liability totaling approximately $0.4 million in the fourth quarter of 2011 related to compensation due to Mr. Makar pursuant to his employment agreement. We are uncertain whether we will be able to satisfy this obligation.

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

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of September 30, 2011 was as follows:

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and beyond
Short-term debt	$225,000	$225,000	$—	$—	$—
Operating and capital leases and deferred rent(1)	1,441,893	109,551	920,587	409,540	2,215
Purchase order commitments	370,863	370,863	—	—	—

	$2,037,756	$705,414	$920,587	$409,540	$2,215

(1)	Operating leases and deferred rent includes $116,000 of deferred rent, which we began repaying in April 2011. See also Note 6 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The consolidated financial data for the three and nine-month periods ended September 30, 2011 and 2010 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Net sales of products	$2,898,401	$1,428,335	$6,704,771	$3,559,925
License and technology fees	245,374	91,332	576,192	304,661

	3,143,775	1,519,667	7,280,963	3,864,586
Operating expenses:
Manufacturing	1,852,736	1,049,145	4,176,593	2,666,262
Research and development	418,063	264,886	1,128,124	1,010,186
Selling, general and administrative	453,405	536,567	1,433,653	1,619,862

Total operating expenses	2,724,204	1,850,598	6,738,370	5,296,310

Operating income (loss)	419,571	(330,931)	542,593	(1,431,724)
Interest income	37	428	611	3,690
Interest expense	(21,499)	(2,909)	(27,138)	(35,800)
Change in fair value of derivative liabilities	—	766	—	32,451

Net income (loss)	398,109	(332,646)	516,066	(1,431,383)
Preferred stock dividend	(26,035)	(24,106)	(78,104)	(73,437)

Net income (loss) allocable to common shareholders	$372,074	$(356,752)	$437,962	$(1,504,820)

Basic net income (loss) per common share allocable to common shareholders	$0.01	$(0.02)	$0.01	$(0.08)

Shares used in basic per share calculations	18,851,312	17,863,473	18,674,439	17,790,112

Diluted net income (loss) per common share allocable to common shareholders	$0.01	$(0.02)	$0.01	$(0.08)

Shares used in diluted per share calculations	38,196,145	17,863,473	37,650,529	17,790,112

Revenue

The $1.5 million, or 102.9%, increase and the $3.1 million, or 88.3%, increase in product sales in the three and nine-month periods ended September 30, 2011, respectively, compared to the same periods of 2010, were due primarily to the following:

•

increase in sales to Merial from $1.5 million to $3.0 million, or 99.6%, in the nine-month period ended September 30, 2011 compared to the same period of 2010 due to increased orders by Merial relating to the launch of its new spring powered device in the second quarter of 2011. Sales to Merial leveled off in the third quarter of 2011 following the build-up of product for the launch in the second quarter of 2011. Sales to Merial were $0.8 million in the third quarters of both 2011 and 2010; and

•

an increases in sales to Serono from $227,000 to $1.7 million, or 656%, and from $0.8 million to $2.5 million, or 223%, in the three and nine-month periods ended September 30, 2011, respectively, compared to the same periods of 2010 as a result of purchases pursuant to its last-time buy agreement. We do not anticipate any sales to Serono in the fourth quarter of 2011.

These factors were partially offset by:

•

a decrease in sales to Ferring from $175,000 to $139,000, or 20.5%, and from $0.8 million to $0.7 million, or 17.1%, in the three and nine-month periods ended September 30, 2011, respectively, compared to the same periods of 2010, due to timing of orders.

We currently have supply agreements or commitments with Merial, Ferring Pharmaceuticals Inc., the U.S. federal government and Serono. Although our agreement with Serono expired in December 2010, it was extended with a one-time fixed extension of the agreement until December 31, 2011. We do not expect any sales to Serono in the fourth quarter of 2011, as the last delivery pursuant to this agreement was made in the third quarter of 2011. As noted above, Merial has informed us that it is reducing its order forecast, which we expect will materially reduce revenues and negatively impact result of operations beginning in the fourth quarter of 2011.

License and technology fees recognized in accordance with our agreements were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Serono	$101,619	$20,142	$140,071	$54,414
WHO/PATH	82,167	—	230,069	—
Merial	44,052	44,052	132,155	130,114
Royalty fees	7,536	27,138	53,897	75,133
Other	10,000	—	20,000	45,000

	$245,374	$91,332	$576,192	$304,661

We currently have an active licensing and development agreement, which includes commercial product supply provisions, with Merial. In addition, we entered into a collaboration agreement with PATH and WHO, which includes development fees and direct funding of equipment.

Manufacturing Expense

Manufacturing expense is made up of the cost of products sold and manufacturing overhead expense related to excess manufacturing capacity.

Information regarding our manufacturing expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change
	2011	2010		% Change
Manufacturing	$1,853	$1,049	$804	76.6%

As a percentage of product sales	63.9%	58.2%

	Nine Months Ended Sept. 30,		Dollar Change
	2011	2010		% Change
Manufacturing	$4,177	$2,666	$1,511	56.7%

As a percentage of product sales	62.3%	61.1%

Manufacturing expense in the three and nine-month periods ended September 30, 2011 includes an offset of $0.1 million related to the gain on the sale of certain production equipment to Merial. We continue to utilize the equipment for product production. The increases in manufacturing expense in the 2011 periods compared to the 2010 periods were primarily due to increased product sales as discussed above. The increases as a percentage of product sales were due to a higher proportion of devices sold relative to disposables, partially offset by a larger base over which to absorb overhead costs.

Research and Development Expense

Research and development costs include labor, materials and costs associated with clinical studies incurred in the research and development of new products and modifications to existing products.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change
	2011	2010		% Change
Research and development	$418	$265	$153	57.7%

	Nine Months Ended Sept. 30,		Dollar Change
	2011	2010		% Change
Research and development	$1,128	$1,010	$118	11.7%

The increases in research and development expense were primarily due to the timing of expenses related to on-going projects.

Selling, General and Administrative Expense

Selling, general and administrative costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.

Information regarding our selling, general and administrative expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change
	2011	2010		% Change
Selling, general and administrative	$453	$537	$(84)	(15.6)%

	Nine Months Ended Sept. 30,		Dollar Change
	2011	2010		% Change
Selling, general and administrative	$1,434	$1,620	$(186)	(11.5)%

The decreases in selling, general and administrative expense in the three and nine-month periods ended September 30, 2011 compared to the same periods of 2010 were due to a $30,000 and a $125,000 decrease, respectively, in non-cash option and restricted stock expense and a $58,000 and a $66,000 decrease, respectively, in legal and consulting fees.

Interest Expense

Interest expense included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contractual interest expense	$8,284	$2,909	$13,923	$10,558
Amortization of $225,000 convertible loan issuance costs	13,215	—	13,215	—
Accretion of $1.25 million convertible debt	—	—	—	25,242

	$21,499	$2,909	$27,138	$35,800

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

Total cash at September 30, 2011 was $1.0 million compared to $0.2 million at December 31, 2010. We had working capital of $0.5 million at September 30, 2011 compared to a working capital deficit of $0.1 million at December 31, 2010.

We may, from time to time, in our discretion, following the effectiveness of the related Registration Statement filed with the SEC, sell newly-issued shares of our common stock to Dutchess at 95% of the lowest volume weighted average price of our common stock for the five trading days that comprise the defined pricing period. The amount of each advance under the Investment Agreement is generally limited to $100,000, or 200% of the average daily volume traded in the U.S. of our common stock for the three consecutive trading days prior to the date we request the advance, multiplied by the average of the three daily closing prices immediately preceding the date of the advance notice. We are not obligated to use any of the $5.0 million available under the Investment Agreement and there are no minimum commitments or minimum use penalties. Amounts available under this Investment Agreement at any point in time are limited based on our stock price and volume. There is no assurance the Registration Statement will be declared effective or that our stock price or trading volumes will allow us to make meaningful use of the Investment Agreement.

Given our current cash balance and limited available liquidity pursuant to the Investment Agreement, recent FDA statements and Merial’s reduced order forecast, if no new licensing, development or supply agreements with significant up-front payments are entered into or there is no significant increase in product sales in the fourth quarter of 2011, we will need to obtain additional debt or equity financing by the end of the fourth quarter of 2011 in order to continue operations.

The $0.8 million increase in cash during the first nine months of 2011 resulted from net income of $0.5 million, $0.7 million of cash provided by operating activities, as discussed in more detail below and $225,000 of proceeds from a convertible debt financing, offset by $148,000 used for capital expenditures and patent activity and $11,000 used for debt issuance costs and principal payments on capital leases.

Net accounts receivable were flat at $0.8 million at both September 30, 2011 and December 31, 2010. We were able to maintain a level balance in accounts receivable, despite the increase in product sales in 2011, due to improved payment terms from Merial. Receivables from three different customers accounted for a total of 97% of our accounts receivable balance at September 30, 2011, with individual accounts totaling 80%, 9% and 8%, respectively. Of the accounts receivable due at September 30, 2011, $0.8 million was collected prior to the filing of this Form 10-Q. Historically, we have not had collection problems related to our accounts receivable.

Inventories increased $0.3 million to $0.9 million at September 30, 2011 compared to $0.6 million at December 31, 2010, primarily as a result of increased purchases to support the level of anticipated sales orders for the fourth quarter of 2011.

Capital expenditures totaled $14,000 in the first nine months of 2011, excluding $10,000 of purchases pursuant to capital leases. We do not anticipate any capital expenditures in the fourth quarter of 2011.

Other accrued liabilities increased $0.2 million to $0.7 million at September 30, 2011 compared to $0.5 million at December 31, 2010, primarily as a result of increased customer deposits. Customer deposits and credits totaled $0.7 million at September 30, 2011 and are being, or could be, utilized at any time against current invoices or require repayment.

Deferred revenue of $1.2 million at September 30, 2011 represented amounts received from Merial.

At September 30, 2011, we had outstanding $225,000 of short-term convertible debt (the “Notes”). The Notes bear interest at the rate of 10% per year with all principal and interest due December 29, 2011, which maturity date may be extended to June 28, 2012 at the option of the Note holders. The Notes may not be prepaid without the written consent of a majority of the Note holders. In addition, at the Note holders’ option, the Notes are convertible at any time by the Note holders into our common stock at the rate of $0.19 per share, or, in the case of a qualified financing, into the equity securities sold in the financing at a price equal to the financing price. A qualified financing is defined as the offering by us of shares of equity securities, including units consisting of stock and warrants, resulting in the receipt of cash proceeds by us of at least $225,000 in the aggregate (the “Minimum Proceeds”) on or prior to the maturity date of the Notes. Minimum Proceeds shall not include the conversion of the principal amount of the outstanding Notes and accrued and unpaid interest thereon.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Recent statements from the FDA recommending that all approved vaccines, including influenza, be administered in accordance with their approved labeling and reductions in order projections from Merial will have a material adverse effect on our results of operations and may cause us to cease operations, possibly as soon as the fourth quarter of 2011. In October 2011, the FDA issued an advisory recommending that all approved vaccines, including influenza, be administered in accordance with their approved labeling. This advisory has raised concerns about the use of our devices in key market areas and has effectively halted our expansion in those markets unless the FDA modifies or reverses its position. While we are attempting to resolve this matter with the FDA, this event has resulted in the suspension of the use of our products for influenza vaccine injections and casts doubt on our ability to expand into the pharmacy, public health and military markets. In addition, Merial has recently informed us that it is reducing its order forecast, which will have a material adverse effect on our revenue, results of operations and liquidity starting as soon as the fourth quarter of 2011. Accordingly, on November 8, 2011 we eliminated 12 positions and may have additional staff reductions if necessary. Also, on November 9, 2011, at the recommendation of our Board of Directors, Mr. Ralph Makar, our President and Chief Executive Officer, was terminated without cause for cost-cutting reasons effective November 11, 2011 and resigned from his position as Director effective November 9, 2011. In addition, the Board of Directors is actively considering options, including restructuring the company, to allow it to continue operating until new commercial agreements are entered into, or adopting a new business model and/or selling the company, none of which may be achieved. As a result of these circumstances, we may be forced to cease operations or seek bankruptcy protection unless other commercial agreements or financing arrangements are entered into in the near future.

We may need to obtain additional funding by the end of the fourth quarter of 2011 to continue operations. Sufficient funding may not be available to us and, if available, may be subject to conditions. The unavailability of funding could adversely affect our business and cause us to cease operations. At September 30, 2011, we had cash of $1.0 million and working capital of $0.5 million. We continue to monitor our cash and have previously taken measures to reduce our expenditure rate and delay capital and maintenance expenditures. However, due to the reasons described in the preceding risk factor, if we do not enter into one or more licensing development and supply agreements with sufficient up-front payments or increase sales to current customers or markets, we may need to do one or more of the following by the end of the fourth quarter of 2011:

•	secure additional debt financing;

•	secure additional equity financing;

•	secure a strategic partner;

•	reduce our operating expenditures; or

•	seek bankruptcy protection.

Our contract with Serono expired in December 2010 and, in early 2011, Serono provided last-buy purchases, which were fulfilled through the third quarter of 2011. We do not anticipate any product sales to Serono in the fourth quarter of 2011. In addition, Merial recently informed us that it is reducing its order forecast, which we expect will negatively impact our revenue and results of operations starting in the fourth quarter of 2011. While management continues to work on a number of strategic options and alternatives to keep Bioject operating, and given the negative market factors due to the FDA statements, which essentially eliminated vaccine sales for retail pharmacy, public health and the military, there are no assurances that we will be successful. We entered into a $225,000 convertible debt financing with certain members of our Board of Directors in the second quarter of 2011 that is due in the fourth quarter of 2011, unless extended for an additional six months or converted. Also, in the third quarter of 2011, we entered into a $5.0 million, three-year equity line of credit with Dutchess Capital, however, available funds may be limited based on the market price and trading volume of our stock and use of the line of credit is conditioned upon the related registration statement being declared effective by the SEC. There is a risk the Registration Statement will not be declared effective and that any funds available under the equity line of credit will be inadequate to meet our financing needs. Future financing may not be available to us on acceptable terms or at all. If we are unable to obtain additional resources, our business could be adversely affected and we could be forced to cease operations.

We have a history of losses and may never be profitable. Since our formation in 1985, we have incurred significant annual operating losses and negative cash flow. At September 30, 2011, we had an accumulated deficit of $123.3 million and net working capital of $0.5 million. Due to our lack of additional committed capital, recurring losses, negative cash flows and accumulated deficit, there is substantial doubt about our ability to continue as a going concern. While we attained profitability in the second and third quarters of 2011, we may not be able to maintain profitability in future quarters, which could have a negative effect on our stock price, our business and our ability to continue operations. We may never be able to generate significant revenue. Our revenues are derived from licensing and technology fees and from product sales. We sell our products to strategic partners, who market our products under their brand name, and to end-users such as public health clinics for vaccinations and the military for mass immunizations. Now, and in the future, we will require substantial additional financing. Such financing may not be available on terms acceptable to us, or at all, which would have a material adverse effect on our business. Any future equity financing could result in significant dilution to shareholders.

Our preferred stock has a liquidation preference and, as a result, if we are sold or liquidated, holders of common stock could receive nothing. We have outstanding shares of Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock. Under the terms of the preferred stock, if we are sold or liquidated, the holders of these shares would be entitled to receive approximately $9.8 million, at September 30, 2011, prior to any payments to the holders of common stock. Accordingly, if we are sold or liquidated, holders of common stock could receive nothing.

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

We may be unable to enter into additional strategic corporate licensing and distribution agreements or maintain existing agreements, which could cause our business to suffer. A key component of our sales and marketing strategy is to enter into licensing and supply arrangements with leading pharmaceutical and biotechnology companies for whose products our technology provides either increased medical effectiveness or a higher degree of market acceptance. Historically, these agreements have taken a long time to finalize, and the current economic environment may extend that period even further. If we cannot enter into these agreements on terms favorable to us or at all, or if our existing agreements are renegotiated on terms less favorable to us or terminated, our business may suffer.

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

We expanded our strategy to focus on military, public health and retail pharmacy sales. This strategy may no longer be viable given the FDA’s recent communication regarding the use of needle-free injectors with vaccines and is subject to a number of risks and uncertainties, and, as a result, we may not be successful in implementing this strategy. We recently expanded the number of military and public health targets with whom we are in discussions about utilizing our needle-free injection technology devices. However, this expanded strategy has only resulted in a few new accounts. Successfully implementing this strategic focus is subject to a number of risks, including the risk that our products will not be accepted by these targets and the risk that regulatory authorities, including the FDA, recommend against using our products for vaccinations, or the FDA does not reverse its October 2011 recommendation that all approved vaccines, including influenza, be administered in accordance with their approved labeling. Accordingly, there is no assurance that our expanded strategy will be successful, and the failure of our expanded strategy could negatively affect our business.

Our drug+device strategy is currently suspended and is subject to a number of risks and uncertainties and, as a result, we may not be successful in implementing the strategy. In 2007, we announced a new component of our business strategy pursuant to which we plan to attempt to secure rights to injectable medications to sell in combination with our products under our own brand. Successfully implementing this strategy is subject to a number of risks. We may not be successful in securing rights to medications we are interested in combining with our products. Even if successful in securing rights, these products would be subject to FDA approval, and it will be our responsibility to obtain such approval. This approval may not be obtained or may take a significant period of time to obtain. In addition, there is a risk that our device will not work for the new drug indication. We may also need to raise additional funds to finance this new strategy, and there is no assurance such funds will be available to us on acceptable terms or at all. We do not have experience manufacturing or marketing to end-users drug+device combinations. In addition, these new products may not be accepted by the market. Further, due to our liquidity situation, we suspended implementation of this strategy in the first quarter of 2009 until such time as our cash position improves significantly. Accordingly, there is no assurance that our new strategy will be successfully implemented, and failure to successfully implement the strategy could negatively affect our business.

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

We depend on a few significant customers. Our top three customers, Merial, Serono and Ferring, accounted for 92% of our total product sales in the first nine months of 2011. We did not have any sales to Serono during the first quarter of 2011, but sales to Serono began in the second quarter of 2011 pursuant to its extended supply agreement, which expires December 31, 2011. Although Serono’s agreement expires December 31, 2011, we do not expect to have any product sales to Serono in the fourth quarter of 2011 as the purchase requirements were fulfilled during the third quarter of 2011. In October 2011, Merial informed us that it is reducing its order forecast, which will have a material adverse impact on revenues and results of operations starting in the fourth quarter of 2011. Our agreement with Merial contains provisions allowing Merial to remove its production equipment and utilize a different third-party assembler if we fail to meet the production terms of the agreement. In addition, any of these customers may attempt to renegotiate its agreement on terms less favorable to us or may delay, reduce or stop ordering our products or services, which would negatively affect our business.

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

If our products fail or cause harm, we could be subject to substantial product liability or product recalls, which could cause our business to suffer. Producers of medical devices may face substantial liability for damages or adverse impacts due to product recall in the event of product failure or if it is alleged the product caused harm. We currently maintain product liability insurance and, to date, have experienced one product liability claim. There can be no assurance, however, that we will not be subject to a number of such claims, that our product liability insurance would cover such claims, or that adequate insurance will continue to be available to us on acceptable terms in the future. In 2011, several adverse event reports relating to use of our Vet Jet® II device were sent to the FDA. Though such reports must be submitted as mandated and specified by regulation, the FDA does not require that a causal relationship be shown between a product and any reported event. Nonetheless, we take all such reports seriously and thoroughly investigate the potential causes thereof. While there has been no resultant liability to date, our business could be adversely affected by the cost of defending and/or insuring against any third party product liability claims should they arise.

There are a large number of shares eligible for sale into the public market, which may reduce the price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. We have a large number of shares of common stock outstanding and available for resale. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. There are also a large number of shares of common stock issuable upon conversion of our outstanding preferred stock and promissory notes and exercise of warrants. In addition, as of September 30, 2011, we had approximately 248,000 shares of common stock available for future issuance under our stock incentive plan. As of September 30, 2011, options to purchase approximately 2.4 million shares of common stock were outstanding and approximately 160,000 restricted stock units were outstanding and will be eligible for sale in the public market from time to time subject to vesting.

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

Concentration of ownership could delay or prevent a change in control or otherwise influence or control most matters submitted to our shareholders. Certain funds affiliated with Life Sciences Opportunities Fund II (Institutional), L.P. (collectively, the “LOF Funds”) and its affiliates currently own shares of common stock, Series D Preferred Stock, Series E Preferred Stock, Series G Preferred Stock, warrants to purchase common stock and unpaid preferred stock dividends representing, in aggregate, approximately 45.3% of our outstanding voting power (assuming exercise of the warrants and payment of dividends). As a result, the LOF Funds and their affiliates have the potential to control matters submitted to a vote of shareholders, including a change of control transaction, which could prevent or delay such a transaction.

ITEM 5.	OTHER INFORMATION

On November 9, 2011, based on a recommendation from our Board of Directors, Mr. Ralph Makar, our President and Chief Executive Officer, was terminated without cause for cost-cutting reasons effective November 11, 2011. In accordance with his employment agreement, Mr. Makar resigned from his position as Director effective November 9, 2011. We estimate we will incur severance charges and a liability totaling approximately $0.4 million in the fourth quarter of 2011 related to compensation due to Mr. Makar pursuant to his employment agreement. We are uncertain whether we will be able to satisfy this obligation.

Mr. Mark Logomasini, age 49, a current member of our Board of Directors, has been appointed by our Board of Directors to serve as interim President and Chief Executive Officer effective November 11, 2011. While no formal agreement has been entered into at this time, we anticipate paying Mr. Logomasini approximately $6,500 per month for his services as Interim President and Chief Executive Officer. There are no family relationships between Mr. Logomasini and any other director or executive officer. There have been no reportable related party transactions with Mr. Logomasini since January 1, 2011, nor are any reportable related party transactions contemplated at this time.

Mr. Logomasini has been a director since December 2009. Mr. Logomasini brings significant experience in the defense and government sector to the Board. Mr. Logomasini is a partner in Foothill Scientific Associates, a company that provides business development and resource management services for Federal programs in the life sciences. From 2008 to 2010, Mr. Logomasini was Director of Business Development for the Government Sector Group of SAFC/Sigma-Aldrich Corporation where he was responsible for developing the strategic plan for Federal programs and coordinating business development activities across SAFC business units. Mr. Logomasini was formerly a Founder and the Chief Financial Officer/VP Business Development for Molecular Medicine BioServices, Inc., a contract biologics development and manufacturing organization acquired by Sigma-Aldrich in 2007. In that position, he had overall responsibility for finance during the company’s turnaround to profitability. He developed the capital structure and led the team that secured more than a dozen vaccine and therapeutic manufacturing awards from the Department of Defense and National Institute of Allergy and Infectious Diseases. Prior to Molecular Medicine, Mr. Logomasini was the President of Western Separations, a bioprocess equipment and sales company, which he sold in 2001. He holds a B.Sc. in Chemical Engineering from the Missouri School of Mines and an M.B.A. (with Honors) from the Merage School of Management at the University of California – Irvine.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	2002 Restated Articles of Incorporation of Bioject Medical Technologies Inc., as amended. Incorporated by reference to Form 10-Q for the quarter ended June 30, 2010.

3.2	Second Amended and Restated Bylaws of Bioject Medical Technologies Inc., as amended March 10, 2011. Incorporated by reference to Form 8-K filed March 15, 2011.

10.1	Investment Agreement between Bioject Medical Technologies Inc. and Dutchess Opportunity Fund, II, LP. Incorporated by reference to Form 8-K filed August 30, 2011.

10.2	Registration Rights Agreement between Bioject Medical Technologies Inc. and Dutchess Opportunity Fund, II, LP. Incorporated by reference to Form 8-K filed August 30, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1	Press release dated November 10, 2011 regarding the departure of Mr. Makar.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	BIOJECT MEDICAL TECHNOLOGIES INC.
(Registrant)

/s/ RALPH MAKAR
Ralph Makar
President and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. FARRELL
Christine M. Farrell
Vice President of Finance
(Principal Financial and Accounting Officer)